Form 10-Q
period 1994-09-23
PRINTRONIX INC
filed 1994-11-04
CIK 311505

Form 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 23, 1994

                                OR

          [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transaction period from                  to


                        Commission file number 0-9321

                               PRINTRONIX, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                 95-2903992
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)            Identification No.)

             17500 Cartwright
             P.O. Box 19559
             Irvine, California                         92713
        (Address of principal executive offices)       (Zip Code)

             (714) 863-1900
        (Registrant's telephone number, including area code)

             Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               YES      X                          NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock                   Outstanding at October 21, 1994

          $ .01 par value                               3,238,862

                   PRINTRONIX, INC. AND SUBSIDIARIES
                          TABLE OF CONTENTS
                    ------------------------------


PART I.     FINANCIAL INFORMATION
    Item 1.     Financial Statements
       Statement Regarding Financial Information . . . . . . . . . . . .(2)
       Consolidated Balance Sheets
            Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .(3)
            Liabilities and Stockholders' Equity . . . . . . . . . . . .(4)
       Consolidated Statements of Operations . . . . . . . . . . . . . .(5)
       Consolidated Statements of Cash Flows . . . . . . . . . . . . . .(6)
       Condensed Notes to Consolidated Financial Statements. . . . . . .(8)
    Item 2.     Management's Discussion and Analysis of   Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . .(9)

PART II.      OTHER INFORMATION
    Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . (11)
    Item 4.     Submission of Matters to a Vote of Security Holders. . (11)
    Item 5.     Other Information. . . . . . . . . . . . . . . . . . . (12)
    Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . (13)
    Index of Exhibits .  . . . . . . . . . . . . . . . . . . . . . . . (14)

                                FORM 10-Q
                              ------------
                  PRINTRONIX, INC. AND SUBSIDIARIES
                  ---------------------------------
                FOR THE QUARTER ENDED SEPTEMBER 23, 1994
                ----------------------------------------

                   PART I.     FINANCIAL INFORMATION
               -------------------------------------------

                    Item 1.     Financial Statements
                    ---------------------------------


                Statement Regarding Financial Information
        ---------------------------------------------------------

The financial statements included herein have been prepared by Printronix, Inc. (the"Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 25, 1994, as filed with the Securities and Exchange Commission.


                  PRINTRONIX, INC. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                      ---------------------------
                                 Assets

                    (Amounts in thousands, except per share data)

                                     September 24,          March 25,
                                          1994                1994
                                       (Unaudited)
                                     --------------------   -----------
 CURRENT ASSETS:
 Cash and cash equivalents  (Note 2)    $3,001           $3,604
 Accounts receivable, net of allowances
   for doubtful accounts of
   $ 761 as of September 23, 1994 and
   $ 677 as of March 25, 1994           22,515           19,303

 Inventories (Note 3)
 Raw materials, subassemblies and
   work in process                      14,558           14,202
 Finished goods                          3,133            2,302
                                     -----------       -----------
                                        17,691           16,504

 Prepaid expenses                          938            1,228
                                     -----------      -----------
TOTAL CURRENT ASSETS                    44,145           40,639
                                     -----------      -----------

 Property and Equipment, at cost:
   Machinery and equipment              25,491           24,643
   Furniture and fixtures               12,168           11,582
   Leasehold improvements                3,218            3,173
                                     -----------      -----------
                                        40,877           39,398
 Less-Accumulated depreciation
   and amortization                    (30,170)         (28,395)
                                     -----------      -----------
                                        10,707           11,003
                                     -----------      -----------
 Other assets                              337              274
                                     -----------      -----------
TOTAL ASSETS                           $55,189          $51,916
                                       =======           =======


              PRINTRONIX, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS  - continued
                      ---------------------------
                  Liabilities and Stockholders' Equity
                  ------------------------------------

                                          Sept. 23,      March 25,
                                           1994             1994
                                        (Unaudited)
                                     --------------------   ---------------
CURRENT LIABILITIES:
 Loans payable                               -              543
 Current portion of long-term debt         373            2,458
 Accounts payable                       10,719            9,476
 Accrued expenses:
   Payroll and employee benefits         3,917            2,700
   Restructuring expenses                  596              732
   Warranty                                869              769
   Other                                   939              821
 Accrued income taxes                      251              201
                                    -----------      -----------
TOTAL CURRENT LIABILITIES               17,664           17,700
                                    -----------      -----------
 Long-Term Debt                             67              256

 Other long-term liabilities             1,594            1,594


STOCKHOLDERS' EQUITY:
 Common stock, par value $0.01-
   Authorized 12,000,000 shares,
    issued and outstanding
    3,209,062 and 3,098,437
    shares as of September 23, 1994 and
    March 25, 1994, respectively.           32               31
 Additional paid-in capital             25,966           25,396
 Retained earnings                       9,866            6,939
                                    -----------      -----------
   Total Stockholders' Equity           35,864           32,366
                                    -----------      -----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                  $55,189          $51,916
                                       =======          =======



                    PRINTRONIX, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                  -------------------------------------
                               (Unaudited)
                    (Amounts in thousands, except share data)

                               Three Months Ended       Six Months Ended
                                Sept. 23,   Sept. 24,  Sept. 23,  Sept. 24,
                                1994           1993     1994        1993

NET SALES                       $34,301    $24,499    $67,766     $48,689
COST OF SALES                    25,456     18,538     50,267      36,170
                            --------------------------------- -----------
   Gross Profit                   8,845      5,961     17,499      12,519

OPERATING EXPENSES:
   Engineering and development    3,116      2,428      5,838       4,989
   Selling, general and
      administration              4,045      3,400      8,232       6,839
                            --------------------------------- -----------
Total operating expenses          7,161      5,828     14,070      11,828
                            --------------------------------- -----------
INCOME FROM OPERATIONS            1,684        133      3,429         691
                            --------------------------------- -----------
Other expense, net                  105         30        349          10
                            --------------------------------- -----------
INCOME BEFORE TAXES               1,579        103      3,080         681

Provision for income taxes           52          7        153          54
                            --------------------------------- -----------
NET INCOME                     $  1,527  $      96   $  2,927    $    627
                                =======    =======    =======     =======

EARNINGS PER SHARE (note 4):

   Primary                   $      .44  $     .03 $      .86   $     .20
   Fully Diluted             $      .44  $     .03 $      .84   $     .19
                               ========    =======    =======     =======
WEIGHTED AVERAGE
SHARES OUTSTANDING (Note 4):

   Primary                    3,484,907  3,208,919  3,409,546   3,213,010
   Fully Diluted              3,509,336  3,247,598  3,480,206   3,249,222
                               ========   ========   ========    ========



                     PRINTRONIX, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                   -------------------------------------
                         For the Six Months Ended:
                  September 23, 1994 and September 24, 1993
- - -------------------------------------------------------------------------------
                                 (Unaudited)


                                                1994           1993
Cash flows from operating activities:
   Net income                                 $ 2,927           $627

Adjustments to reconcile net income to
   net cash used by operating activities:

   Depreciation and amortization                2,503          2,253

   Changes in assets and liabilities:
    Accounts receivable                        (3,212)          (712)
    Inventories                                (1,187)        (1,020)
    Accounts payable                            1,243           (674)
    Accrued income taxes                           50            (73)
    Payroll and employee benefits               1,217           (362)
    Other current liabilities                      82           (581)
    Other current assets                          290           (155)
    Other                                        (64)            (58)
                                          -----------    -----------
Net cash provided (used) by operating
      activities                                3,849           (755)
                                          -----------    -----------
Cash flows from investing activities:
   Investment in property and equipment        (2,324)        (2,738)
   Disposition of office building                   -            766
   Proceeds from disposition of equipment         118             76
                                          -----------    -----------
Net cash used in investing activities          (2,206)        (1,896)
                                          -----------    -----------


                   PRINTRONIX, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows - continued
                   -------------------------------------
                         For the Six Months Ended:
                  September 23, 1994 and September 24, 1993
- - -------------------------------------------------------------------------------
                                 (Unaudited)


                                                1994           1993
Cash flows from financing activities:
   (Decrease) / increase in loans payable        (543)           823
   Payment of short-term loan                  (2,100)             -
   Proceeds from issuance of common stock         571              -
   Retirement of common stock                       -            (24)
   Payments against debt borrowings              (174)          (158)
                                          -----------    -----------

Net cash (used) provided by financing
   activities                                  (2,246)           641
                                          -----------    -----------

Decrease in cash and cash equivalents            (603)        (2,010)
                                          -----------    -----------

Cash and cash equivalents at
   beginning of period                          3,604          3,055
                                          -----------    -----------

Cash and cash equivalents at end of period     $3,001         $1,045
                                              =======        =======



- - ---------------------------------------------------------------------
Supplementary disclosures of cash flow information:
   Taxes paid                                     $64            $12
   Interest paid                                  $16            $24


                      PRINTRONIX, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements
              -----------------------------------------------
                             SEPTEMBER 23, 1994
                         -------------------------
                                (Unaudited)
1) Management Opinion

  In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

2) Cash and Cash Equivalents

   The Company considers all highly liquid temporary cash investments with maturities of three months or less to be cash equivalents. The effect of exchange rate changes on cash balances held in foreign currencies was not material for the periods presented.

3) Inventories

   Inventories are priced at the lower of cost (FIFO) or market and include the cost of material, labor and manufacturing overhead.

4) Earnings per Share

   The number of shares used in computing earnings per share equals the total of the weighted average number of shares outstanding during the periods presented plus common stock equivalents relating to options. Common stock equivalents relating to options represent additional shares which may be issued in connection with their exercise, reduced by the number of shares which could be repurchased with the proceeds at the average market price per share computed on a quarterly basis during the year. The following table shows the calculation for primary and fully diluted shares outstanding:

                                 Three Months Ended       Six Months Ended
                                   Sept. 23,  Sept. 24,  Sept. 23,  Sept. 24,
                                   1994           1993      1994       1993
   Weighted avg. shares
     outstanding              3,171,406  3,083,955  3,138,630    3,084,712

   Common stock equivalents:
     Options - Primary          313,501    124,964    270,916     128,298
     Options - Fully Diluted    337,930    163,643    341,576     164,510

   Shares outstanding:
     Primary                  3,484,907  3,208,919  3,409,546   3,213,010
     Fully Diluted            3,509,336  3,247,598  3,480,206   3,249,222


                   PRINTRONIX, INC. AND SUBSIDIARIES

               Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                         -------------------------------------------


Reference is made to the Company's annual report on Form 10-K for the fiscal year ended March 25, 1994 for a detailed discussion and analysis of the Company's financial condition and results of operations for the periods covered by that report.

RESULTS OF OPERATIONS

Revenues and Backlog

For the quarter ended September 23, 1994, sales were up 3% over last quarter and were 40% higher over the year-ago quarter. For the first six months of the fiscal year sales increased by 39% over the first six months of the prior fiscal year. Higher sales of line matrix products to a larger base of OEM customers was the primary contributor to revenue growth for these periods. Year-to-date revenue from the Company's largest three OEM customers is up approximately $8.8 million over the same period of the preceding fiscal year. Sales of mature line matrix products which were expected to fall as newer line matrix products were introduced have not declined as fast as anticipated and helped to contribute to strong sales performance for the second fiscal quarter. Further additions to sales were achieved through continued growth in the Company's consumables products which have increased by $2.1 million in the first six months of the current fiscal year compared to the first six months of last year. Order backlog at quarter-end was $15.4 million compared to $12.9 million at the end of the year-ago quarter and $10.7 million at the end of last quarter. The higher backlog reflects higher levels of business activity along with increased levels of OEM business.

Gross Profit

Gross profit as a percentage of revenue in the second quarter was flat with the prior quarter at 26% and higher than the 24% in the year-ago quarter. For the first six months of the fiscal year the gross profit percentage was flat with the first six months of the prior year at 26%. Product costs have gradually been declining as the Company has vigorously pursued cost reductions from vendors in order to attain lower product material costs.
In addition, labor savings have been achieved through reductions in the amount of time necessary to build certain impact printers.Furthermore, the consolidation of the Company's printer subassembly and assembly operations, in the previous fiscal year, into a single production facility helped to achieve manufacturing overhead efficiencies including reduced rent and utility costs. These various improvements to gross profit have been offset mainly from shifts in the sales product mix from higher margin sales to both lower margin consumable products and other lower margin sales.

Operating and Other Expenses and Taxes

Engineering spending in the quarter was up approximately 28% over the year-ago quarter and up 14% over last quarter. Year-to-date engineering expenses increased $0.8 million or 17% over prior year levels to accommodate additional customer support requirements resulting from a 40% increase in sales over the same period. In addition, the Company continues to provide the necessary engineering investment at a level above industry average to maintain a future stream of new impact and non-impact products. Engineering expense as a percentage of revenue at 9% in the latest quarter reflects this commitment which is down only slightly from 10% of revenues in the year-ago quarter.

Selling, general and administrative expenses have increased 19% over the prior year quarter as selling expenses have increased to support the growth in unit sales and added customer services needs. However, operating expenses were down 3% over the prior quarter, as last quarter's results reflected higher than usual charges related to a writeoff of miscellaneous computer equipment. Selling, general and administrative expenses as a percentage of revenues were 12% compared to 14% in the prior year quarter.

The major component of other expense continued to be a significant weakening of the U.S. dollar against European currencies and the Singapore dollar, which resulted in a loss of $0.4 million for the first six months of fiscal 1995 compared with a loss of $5,000 for the first six months of fiscal 1994. Additional taxes were booked for expected higher foreign income tax liabilities. However, no additional Federal liability is required due to the Company's current net operating loss carryforward.


LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet remains strong. Continued profitability together with a reduction in inventory and increased payables helped grow the Company's cash balance to $3.0 million from $1.3 million last quarter. The Company's current ratio remained stable with last quarter at 2.5.

During the quarter, the Company formed a new banking relationship with Wells Fargo Bank replacing the one with Silicon Valley Bank. This relationship provides for an unsecured line of credit in the amount of $7.5 million. It carries a two year term, and provides for an interest rate of the Bank's prime rate plus 1/4 percent. At September 23, 1994, there were no borrowings against this line.

Investment in capital equipment was $1.3 million compared with $1.0 million for the prior quarter and $1.7 million in the prior year quarter.
Expenditures during the quarter consisted mainly of tooling for new impact products along with upgrades of computer equipment and workstations throughout the Company. The Company anticipates similar levels of capital expenditures over the next few quarters.

The Company believes that its internally-generated funds, together with available financing, will be adequate in providing its working capital requirements, capital expenditures, and engineering development needs through the current fiscal year.

                    PRINTRONIX, INC. AND SUBSIDIARIES

                     PART II.      OTHER INFORMATION
                    ---------------------------------------
                           Item 1.  Legal Proceedings
                             -----------------
See "Item 3. Legal Proceedings" reported in Part I of the Company's Report on Form 10K for the fiscal year ended March 25, 1994.



      Item 4.    Submission of Matters to a Vote of Security Holders
                   -------------------------------------------
The annual meeting of stockholders of the Company was held on August 16, 1994, at which five persons, constituting the entire board of directors, were elected to serve until the next annual meeting of stockholders. The names of the persons elected as directors are as follows:

                                  Shares for     Shares Withheld

Bruce T. Coleman                    2,623,272          265,631
John R. Dougery                     2,624,872          264,031
Ralph Gabai                         2,624,872          264,031
Erwin A. Kelen                      2,624,872          264,031
Robert A. Kleist                    2,624,172          264,731



At the annual meeting the stockholders also voted upon and approved the following matters:

1. An amendment to certain stock option agreements under the 1984 Stock Incentive Plan.

   For             Against             Abstain           Broker Non-Vote
 2,360,461         393,937             19,030               115,475



2. Adoption of the 1994 Stock Incentive Plan which authorizes the sale of not more than 500,000 shares of Common Stock pursuant to either incentive stock options, nonqualified stock options or restricted stock purchase agreements.

   For             Against             Abstain           Broker Non-Vote
 1,676,366         650,767             21,014               540,756

                     PRINTRONIX, INC. AND SUBSIDIARIES

                       Item 5.     Other Information
                -------------------------------------------

The Company is party to restricted stock purchase agreements with certain of its officers pursuant to which those officers purchased stock from the Company at a discount to the market price. These agreements each provide for a right of repurchase by the Company. The right of repurchase lapses as to a portion of the shares in each fiscal year in which a certain performance criterion is met. The lapse of the repurchase right means that such portion of the shares becomes vested. In recognition of the officers' services to the Company and the Company's improved performance in the first six months of fiscal year 1995, effective October 4, 1994 the Company and those officers each entered into agreements amending such restricted stock purchase agreements by terminating the Company's right to repurchase the portion of those shares in respect to fiscal year 1995, thus causing that portion of shares to become vested.

                         PRINTRONIX, INC. AND SUBSIDIARIES







                                 Signatures
                               -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  PRINTRONIX, INC.





                                                           (Registrant)









Date:  November 4, 1994                   By:  GEORGE L. HARWOOD
                                               George L. Harwood
                                               Sr. Vice-President, Finance,
                                               Chief Financial Officer, and
                                                Secretary
                                               (Principal Financial Officer
                                               and Duly Authorized Officer)

                                  INDEX OF EXHIBITS

Exhibit Number                    Description
- - --------------                    -----------
    10.1                          Form of Amendment to Restricted Stock
                                  Purchase Agreement as used between the
                                  Company and those officers who are
                                  parties to Restricted Stock Purchase
                                  Agreements.