Form 10-Q
period 1994-12-23
PRINTRONIX INC
filed 1995-02-03
CIK 311505

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended December 23, 1994

                                  OR

            [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transaction period from                  to


                          Commission file number 0-9321

                                 PRINTRONIX, INC.


B              (Exact name of registrant as specified in its charter)

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

                 YES      X                          NO

  Indicate the number of shares outstanding of each of the issuer's classes of common stock,as of the latest practicable date.



   Class of Common Stock                   Outstanding at January 27, 1995

       $ .01 par value                                4,962,124

                        PRINTRONIX, INC AND SUBSIDIARIES
                              TABLE OF CONTENTS
                          ------------------------------


  PART I.     FINANCIAL INFORMATION
      Item 1.     Financial Statements
         Statement Regarding Financial Information . . . . . . . . . . . .(2)
         Consolidated Balance Sheets
              Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .(3)
              Liabilities and Stockholders' Equity . . . . . . . . . . . .(4)
         Consolidated Statements of Operations . . . . . . . . . . . . . .(5)
         Consolidated Statements of Cash Flows . . . . . . . . . . . . . .(6)
         Condensed Notes to Consolidated Financial Statements. . . . . . .(8)
      Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations. . . . . . . . . . . . . . . . (10)

  PART II.      OTHER INFORMATION
      Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . (12)
      Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . (13)

                   PRINTRONIX, INC. AND SUBSIDIARIES
                                FORM 10-Q
                              ------------
                FOR THE QUARTER ENDED DECEMBER 23, 1994
                ----------------------------------------

                 PART I.     FINANCIAL INFORMATION
                 -------------------------------------------

                     Item 1.     Financial Statements
                     ---------------------------------


                Statement Regarding Financial Information
       ---------------------------------------------------------

  The financial statements included herein have been prepared by Printronix, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 25, 1994, as filed with the Securities and Exchange Commission.

                        PRINTRONIX, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                         ---------------------------
                                    Assets
                                       December 23,        March 25,
                                            1994              1994
                                         (Unaudited)
                                    --------------------   -----------
                                              (In thousands)

   CURRENT ASSETS:
   Cash and cash equivalents  (Note 2)        $5,625           $3,604
   Accounts receivable, net of allowances
       for doubtful accounts
       $ 745 as of December 23, 1994 and
       $ 677 as of March 25, 1994             22,543           19,303

   Inventories (Note 3)
   Raw materials, subassemblies and
          work in process                     14,844           14,202
   Finished goods                              4,133            2,302
                                          -----------      -----------
                                              18,977           16,504

   Prepaid expenses                              787            1,228
                                          -----------      -----------
  TOTAL CURRENT ASSETS                        47,932           40,639
                                          -----------      -----------
  Property and Equipment, at cost:
    Machinery and equipment                   26,353           24,643
    Furniture and fixtures                    11,729           11,582
    Leasehold improvements                     3,267            3,173
                                          -----------      -----------
                                              41,349           39,398
   Less-Accumulated depreciation
       and amortization                      (30,453)         (28,395)
                                          -----------       -----------
                                              10,896           11,003
                                          -----------       -----------
   Other assets                                  275              274
                                          -----------       -----------
  TOTAL ASSETS                               $59,103          $51,916
                                             =======          =======


                       PRINTRONIX, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS  - continued
                             ---------------------------
                        Liabilities and Stockholders' Equity
                        ------------------------------------
                                   December 23,        March 25,
                                        1994             1994
                                     (Unaudited)
                                --------------------   --------
                                               (In thousands)
  CURRENT LIABILITIES:
   Loans payable                               -              543
   Current portion of long-term debt         428            2,458
   Accounts payable                       11,533            9,476
   Accrued expenses:
     Payroll and employee benefits         3,580            2,700
     Restructuring expenses                  562              732
     Warranty                                869              769
     Other                                 1,462              821
   Accrued income taxes                      238              201
                                          ----------- -----------
  TOTAL CURRENT LIABILITIES               18,672           17,700
                                          ----------- -----------
   Long-term debt                              -              256

   Other long-term liabilities             1,594            1,594

  STOCKHOLDERS' EQUITY:
   Common stock, par value $0.01-
     Authorized 18,000,000 shares,
       issued and outstanding
       4,957,637 and 4,647,656
       shares as of December 23, 1994 and
       March 25, 1994, respectively.          50               47
   Additional paid-in capital             27,019           25,380
   Retained earnings                      11,768            6,939
                                      -----------      -----------
     Total Stockholders' Equity           38,837           32,366
                                      -----------      -----------
  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                  $59,103          $51,916
                                         =======          =======


                      PRINTRONIX, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
                    -------------------------------------
                                 (Unaudited)
                            Three Months Ended       Nine Months Ended
                        Dec. 23,     Dec. 24,       Dec. 23,      Dec. 24,
                            1994         1993           1994          1993
                     (Amounts in thousands, except share data)

  NET SALES                       $37,645    $28,234   $105,411     $76,923
  COST OF SALES                    27,798     21,673     78,065      57,843
                              --------------------------------- -----------
     Gross Profit                   9,847      6,561     27,346      19,080

  OPERATING EXPENSES:
     Engineering and development    3,262      2,561      9,100       7,550
     Selling, general and
           administrative           4,579      3,523     12,811      10,362
                              --------------------------------- -----------
  Total operating expenses          7,841      6,084     21,911      17,912
                              --------------------------------- -----------
  INCOME FROM OPERATIONS            2,006        477      5,435       1,168
                              --------------------------------- -----------
  Other expense, net                   85        131        434         141
                              --------------------------------- -----------
  INCOME BEFORE TAXES               1,921        346      5,001       1,027

  Provision for income taxes           19         21        172          75
                              --------------------------------- -----------
  NET INCOME                     $  1,902   $    325 $    4,829    $    952
                                  =======    =======    =======     =======
  EARNINGS PER SHARE (Note 4):

     Primary                   $      .35  $     .07   $    .92   $     .20
     Fully Diluted             $      .35  $     .07   $    .90   $     .20
                                 ========    =======    =======     =======
  WEIGHTED AVERAGE
  SHARES OUTSTANDING (Note 4):

     Primary                    5,401,299  4,847,411  5,254,745   4,829,595
     Fully Diluted              5,454,763  4,874,183  5,387,049   4,879,419
                                 ========   ========   ========    ========

                      PRINTRONIX, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                     -------------------------------------
                           For the Nine Months Ended:
                     December 23, 1994 and December 24, 1993
  -----------------------------------------------------------------------------
                                   (Unaudited)

                                                  1994           1993
  Cash flows from operating activities:
     Net income                                 $ 4,829           $952

  Adjustments to reconcile net income to
     net cash provided (used) by operating activities:

     Depreciation and amortization                3,756          3,366
     Loss (gain) on sales of property & equipment   119           (54)
     Compensation expense related to restricted
       stock plan                                   432             -

     Changes in assets and liabilities:
      Accounts receivable                       (3,177)        (2,857)
      Inventories                               (2,473)            767
      Accounts payable                            2,057          (987)
      Payroll and employee benefits                 880          (649)
      Other current liabilities                     571          (997)
      Accrued income taxes                           37          (140)
      Other                                         440           (93)
                                            -----------    -----------
  Net cash provided (used) by operating
      activities                                  7,471          (692)
                                            -----------    -----------
  Cash flows from investing activities:
     Investment in property and equipment       (3,993)        (4,274)
     Disposition of office building                   -            766
     Proceeds from disposition of equipment         225            197
                                            -----------    -----------
  Net cash used in investing activities         (3,768)        (3,311)
                                            -----------    -----------


                   PRINTRONIX, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows - continued
                     -------------------------------------
                           For the Nine Months Ended:
                     December 23, 1994 and December 24, 1993
  ------------------------------------------------------------------------------
                                   (Unaudited)
                                                  1994           1993
  Cash flows from financing activities:
     (Decrease) / increase in loans payable       (543)            983
     Payment of short-term loan                 (2,100)              -
     Proceeds from short-term loan                    -          2,100
     Proceeds from issuance of common stock       1,147             2
     Retirement of common stock                       -           (24)
     Payments against debt borrowing              (186)          (237)
                                            -----------    -----------

  Net cash (used) provided by financing
      activities                                (1,682)         2,842
                                            -----------    -----------

  Increase (decrease) in cash and cash
      equivalents                                2,021         (1,161)
                                            -----------    -----------

  Cash and cash equivalents at beginning
      of period                                  3,604          3,055
                                            -----------    -----------

  Cash and cash equivalents at end of period     $5,625         $1,894
                                                =======        =======

  ---------------------------------------------------------------------
  Supplementary disclosures of cash flow information:
     Taxes paid                                    $103           $114
     Interest paid                                 $ 95           $129

                      PRINTRONIX, INC. AND SUBSIDIARIES
              Condensed Notes to Consolidated Financial Statements
                -----------------------------------------------
                               DECEMBER 23, 1994
                           -------------------------
                                  (Unaudited)
  1) Management Opinion

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

                              Three Months Ended       Nine Months Ended
                               Dec. 23,  Dec. 24,       Dec. 23,  Dec. 24,
                                   1994    1993           1994     1993

   Weighted avg. shares
     outstanding                4,886,344  4,629,023  4,767,411   4,627,737

     Common stock equivalents:
       Options - Primary          514,955    218,388    487,334     201,858
       Options - Fully Diluted    568,419    245,160    619,638     251,682

     Shares outstanding:
       Primary                  5,401,299  4,847,411  5,254,745   4,829,595
       Fully Diluted            5,454,763  4,874,183  5,387,049   4,879,419

                        PRINTRONIX, INC. AND SUBSIDIARIES
               Condensed Notes to Consolidated Financial Statements
                 -----------------------------------------------
                                DECEMBER 23, 1994
                            -------------------------
                                   (Unaudited)

  5) Capital Stock

     On November 8, 1994, the Board of Directors declared a split-up effected in the form of a fifty percent (50%) stock dividend of the Company's common stock to stockholders of record at the close of business on November 11, 1994. The stock dividend resulted in a distribution of 1,652,500 common shares on December 21, 1994. An amount equal to the stated value of the common shares issued was transferred from capital in excess of stated value to the common stock account. Retroactive effect has been given to the dividend in stockholders' equity as of December 23, 1994, and in all share and per share data in the accompanying financial statements.

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


  RESULTS OF OPERATIONS

  Revenues and Backlog

  Net sales for the quarter ended December 23, 1994 were 9.7% higher than last quarter and 33.3% higher than the year-ago quarter. On a year-to-date basis, sales were up 37.0% over the first nine months of the prior fiscal year. The growth in revenue is primarily attributable to higher sales of newer line matrix products with the Company's P4000 and P9000 product lines showing the greatest increases at 11.6% growth over the prior quarter and 69.0% over the year-ago quarter. In addition, higher sales of non-impact printers, consumables, and higher than expected sales of mature line matrix products further contributed to the improved revenue for both the quarter and first nine months of the fiscal year. Revenue generated by the Company's three largest customers increased 12.5% over the prior quarter and 54.0% over the year-ago quarter and for the first nine months of the fiscal year was up $23.5 million or 94.8% over the prior year period. The increase in OEM business also helped to grow international sales for the first nine months of the fiscal year to 37.7% of total revenue up from 35.1% for the prior year. Order backlog at quarter-end was $16.4 million compared to $15.4 million at the end of the previous quarter and $10.5 million at the end of the third quarter for the previous fiscal year.

  Gross Profit

  Gross profit as a percentage of sales for the quarter increased to 26.2% compared to 25.8% in the prior quarter and 23.2% in the prior year quarter. Year-to-date gross profit grew to $27.3 million, up $8.3 over the prior year period, and as a percentage of sales grew to 25.9% for the first nine months of the fiscal year compared to 24.8% for the first nine months of the prior fiscal year. The improvement in gross profit results from a combination of material cost reductions, labor productivity improvements and lower overhead costs from manufacturing efficiencies associated with higher production levels. The consolidation of Irvine manufacturing operations into a single facility late in the prior year also contributed to decreased overhead costs in the year-to-date period compared to the same period in the prior year.

  Operating and Other Expenses and Taxes

  Engineering expense for the quarter increased 4.7% over the prior quarter and 27.4% over the prior year quarter. On a year-to-date basis, engineering expenses grew by 20.5% to $9.1 million compared to $7.6 million for the first nine months of the prior fiscal year. Engineering expenses have grown primarily to provide the necessary product development and support to an increased OEM customer base. These customers have generally chosen to purchase multiple printer products within the Company's various product families and therefore require higher levels of customer support.
  In addition, engineering continues to work on development of new products which also contributed to the increase in spending for the periods compared. Although engineering spending has increased, expenses as a percentage of sales have dropped to 8.6% for the current nine months ended compared to 9.8% for the first nine months of the prior fiscal year.

  Selling, general, and administrative expenses increased 13.2% over the prior quarter and 30.0% over the prior year quarter. Year-to-date expenses increased by 23.6% to $12.8 million compared to $10.4 million for the corresponding prior year nine months. The increased spending is being driven primarily from higher sales and marketing related expenses for trade shows, promotions and business conferences to support increasing OEM business and other customer requirements. As a percentage of sales, selling, general, and administrative spending has decreased to 12.2% for the current nine months ended compared to 13.5% for the first nine months of the prior fiscal year.

  Other expense increased to $0.4 million, on a year-to-date basis, compared to $0.1 million for the first nine months of the prior fiscal year. The higher expense level resulted primarily from currency translation losses due to a significant weakening of the U.S. dollar against foreign currencies in the current fiscal year. The required tax provision has remained low as the Company is currently utilizing a net operating loss carryforward and is only required to provide for certain state and foreign taxes.

  LIQUIDITY AND CAPITAL RESOURCES

  The Company maintained a strong financial position ending the quarter with no long-term debt and cash, net of short-term debt, of $5.2 million. Cash flow from operating activities grew primarily from increased profitibility, improved inventory turns, and a higher level of accounts payable related to increased requirements for production material.

  During the last five quarters the Company has been able to fund its operations by increasing profitability resulting in no borrowings against the Company's $7.5 million unsecured line of credit with Wells Fargo Bank as of December 23, 1994.

  Investment in capital equipment for the quarter was $1.6 million compared to $1.3 million in the prior quarter and $1.4 million in the year-ago quarter. Capital expenditures for the quarter related primarily to additional machinery and tooling for line matrix products and upgrades of computer software. Similar levels of capital expenditures are anticipated over the next few quarters.

  In December 1994 the Company completed a split-up effected in the form of a fifty percent (50%) stock dividend. Retroactive effect has been given to the stock dividend in shareholder's equity accounts as of December 23,1994, and in all share and per share data presented (see note 5). In addition, cash of $1.1 million was received for the first nine months of the fiscal year, relating to the exercise of stock options pursuant to the Company's Stock Incentive Plan.

  The Company believes that its internally-generated funds, together with available financing, will be adequate in providing its working capital requirements, capital expenditures, and engineering development needs through the current fiscal year.

  PART II.      OTHER INFORMATION
  ---------------------------------------
  Item 1.                Legal Proceedings
  ------------                 -----------------


  See "Item 3. Legal Proceedings" reported in Part I of the Company's Report on Form 10K for the fiscal year ended March 25, 1994.

                                  Signatures
                                 ------------                         -

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PRINTRONIX, INC.


                                                  (Registrant)










  Date:  February 2, 1995                By:  George L. Harwood
                                              George L. Harwood
                                              Sr. Vice-President, Finance,
                                              Chief Financial Officer, and
                                               Secretary
                                             (Principal Financial Officer
                                                 and Duly Authorized Officer)