Form 10-K/A
PRINTRONIX INC
filed 1995-03-24
CIK 311505

PRINTRONIX, INC.
                    SECURITIES AND EXCHANGE COMMISSION
                        FINANCIAL STATEMENT REVIEW
                      FISCAL YEAR ENDED MARCH 25, 1995

Terry Hatfield
Branch Chief
Security and Exchange Commission
Washington. D.C. 20549

Dear Mr. Hatfield:

The following comments are in response to the additional clarification and supplemental information requested in your letter dated February 23, 1995 regarding the Printronix, Inc. Annual Report on Form 10-K for the Fiscal Year Ended March 25, 1994 and should be read in light of that report. The Company requests that an amended filing for the above period be waived and that the provided supplemental information be incorporated into future filings based on the following:

     The SEC financial statement only review appears to be primarily intended to clarify certain accounting issues and disclosures within the Company's fiscal 1994 Annual Report on Form 10-K. The Company maintains the omission of such information from the fiscal 1994 financial statements, individually or in aggregate, does not appear to be of a material nature or to be considered misleading to a reader of the financial statements.

     The request for supplemental information coincides with the commencement of our annual reporting process for the Fiscal 1995 Annual Report on Form 10-K which will include the proposed disclosures and will be filed within approximately 90 days of our fiscal year ended March 31, 1995.


SEC COMMENT RESPONSE

Selected Financial Data, Annual Report (Inside Front Cover)

1. We have reviewed Item 301 of Regulation S-K related to the presentation of Selected Financial Data, and per your instructions will revise the presentation in future filings.

Management's Discussion & Analysis of Results of Operations and Financial Condition, Annual Report, pages 8-9

2. In response to SEC comment number 2, relating to the consistent chronological presentation of financial information, the Company agrees with the comment, however, as the nature of the change in the presentation is not likely to mislead a reader of the financial statements, we will revise the disclosure in future filings.

3.   See response at item number 13.

4. In response to SEC comment number 4, the Company proposes to revise the Management's Discussion and Analysis contained in the Annual Report on Form 10-K to include the following:

Net sales-   Foreign sales, including export sales from the United States, grew to $40.9 million in 1994, a $7.6 million or 22.9% increase compared to 1993 sales of $33.3 million. This increase in foreign sales compares to growth of $6.7 million or 19.6% in 1993. The higher revenue resulted primarily from increased sales to OEM customers outside the United States (see note 4).

As the Company's foreign operations and export sales are disclosed in Note 4 to the fiscal 1994 consolidated financial statements on Form 10-K, revision of such financial statements does not appear necessary. The Company will incorporate all required information on foreign operations and export sales into the Management's Discussion and Analysis for the fiscal year ended March 31, 1995 Annual Report on 10-K.

Warranty

5. In response to SEC comment number 5, related to disclosure of the Company's accounting policy with regard to warranty obligations, we propose to add the following information to Note 1- Summary of Significant Accounting Policies in the notes to the financial statements:

Warranty Costs-    The Company's financial statements reflect accruals for
potential warranty claims based on the Company's claim experience. Estimated product warranty costs are accrued at the time products are sold.

As the nature of the change in presentation is not likely to mislead a reader of the financial statements, we will revise the footnote disclosure in future filings.

Sales Returns

6. In response to SEC comment number 6 related to the disclosure of sales returns, the Company proposes to revise Note 1-Summary of Significant Accounting Policies, Sales Recognition,in the notes to the financial statement as follows:

Sales Recognition- Sales are recorded as of the date shipments are made to customers. The Company's products are sold primarily to customers in the computer industry. Accordingly, the majority of the Company's accounts receivable are concentrated among such customers within the computer industry. Sales returns and allowances are reflected as a reduction in sales and reflected in inventory at cost or expected net realizable value, whichever is lower. Every six months the Company allows domestic distributors a stock rotation, whereby 2% of the prior six months sales can be returned, subject to various limitations, in exchange for other products. The Company's sales returns are not material to the financial statements taken as a whole, as they are limited to the utilized portion of the 2% stock rotation for domestic distributor revenue. Products that are defective upon arrival are handled under the Company's warranty policy.

As the nature of change in presentation is not likely to mislead a reader of the financial statements, we will revise the footnote disclosure in future filings.

Consolidated Statements of Operations, Annual report page 11

7. In response to SEC comment number 7, the Company's service revenue for the fiscal year ended March 25, 1994 was 6.4% of total sales and did not exceed 8% of sales for the years ended March 26, 1993 and March 27,1992. Service revenue consists primarily of customer service, parts repair and maintenance contract revenue. As the service revenue is not a material component of the Company's business and is less than the 10% threshold for presentation as a separate line item on the face of the income statement, further disclosures including the amount of expenses relating to such revenue, does not appear to be necessary.

Restructuring Expenses

During fiscal 1993, the Company reserved for a total of $2.6 million in restructuring expenses to provide for improved financial performance at lower sales levels. Although the Company's operating losses were gradually decreasing through this period, management determined that significant changes in the Company's operations would need to be implemented immediately if the Company were to remain competitive and improve its future financial position.

               Restructuring Reserve Summary ($ in Millions)
                   Income                   Balance Sheet
                   ------                   -------------
                  Statement
                  ---------


                     Original      Res@       Res@      Res@          Est@
                     Reserve       Sep92      Mar93     Mar94         Mar95

1) Severance           $1.024     $1.024      $0.302      -----       -----

2) Facility
     Consolidation
  - Manufacturing      $1.100      -----      $1.100     $0.282       -----
  - Lease Obligations  $0.500      -----      $0.500     $0.200      $0.100
  - Environmental Issue -----      -----       -----     $0.250       -----
                      -------     ------      ------     ------      ------
                       $1.600      -----      $1.600     $0.732      $0.100

     Total             $2.624     $1.024      $1.902     $0.732      $0.100

The first phase of the restructuring plan called for an approximate 10% reduction in worldwide personnel and was reserved for in September 1992 at $1.024 million. By December 1992, Company personnel had declined to 818 employees from approximately 900 employees in September 1992 when the reserve was made. By March of 1993, approximately $.302 million of severance reserve remained to complete further planned staff reorganizations.

The second phase of the restructuring plan called for a substantial downsizing of the Company's excess manufacturing and administrative office capacity and consisted of consolidating certain domestic manufacturing operations into a single factory in Irvine, California, transferring the mature line matrix hammerbank production, including a significant portion of domestic machinery and equipment, to the Singapore manufacturing facility, and vacating excess administrative office space. Approximately $1.100 million was reserved to provide for costs associated with the manufacturing consolidation and included costs for waste removal, general clean-up, and the close down of the Company's hammerbank production facility along with writing off abandoned equipment and leasehold improvements. As part of the administrative consolidation, excess office facilities were vacated and related lease agreements terminated. Accordingly, approximately $0.500 million was recognized to provide for future lease payment obligations through 1996.

By March 1994, a substantial amount of the manufacturing facility consolidations had been completed at which time the restructuring reserve was reviewed for reasonableness. Approximately $0.200 million still remained for lease obligations through 1996 and approximately $0.282 million was required to complete planned manufacturing facility consolidations by December 1994.
The remaining balance of $0.250 million was estimated to provide for additional costs associated with an environmental issue related to the closing down of the Company's hammerbank facility (See Note 2 Commitments and Contingencies in the Company's Annual Report for the period ended March 25, 1994).

The Company expects that all restructuring costs will be complete by the end of the fiscal year ended March 31, 1995, except for remaining lease obligations which will be less than $0.100 million. Expenses reserved for the environmental issue will either be reclassified to other liabilities or be identified as a separate component in current liabilities if deemed appropriate. The Company estimates that total cost savings from this restructuring approximate $5.000 million per year from reductions in labor, utilities, rent and other overhead costs.

As the nature of this disclosure is not likely to mislead a reader of the financial statements, and as the restructuring reserve balance is not expected to be material at March 31, 1995, we will provide for any further footnote disclosure in future filings.

Interest Expense, Net / Other income, Net

8. In response to SEC comment number 8, the Company incurs interest expense primarily on its bank line of credit and on the amortization of capital leases. Interest income, which is offset against interest expense for financial reporting purposes, is generated from short-term securities classified as cash equivalents. As the Company held no significant income producing investments during fiscal year 1994, the interest income generated is immaterial to the financial statements and therefore presented net with interest expense. Other income, net, consists primarily of license income and other miscellaneous income items offset by the gain or loss on the sale of fixed assets. As no components of this line item are material to the financial statements, they are presented net on the face of the income statement.

Consolidated Statements of Cash Flows, Annual Report page 12

9. In response to SEC comment number 9, the Company's line of credit during fiscal year 1994 was due on demand, and therefore qualifies for net reporting under the requirements of SFAS 95 paragraph 13. Per your instructions the investing activities line item titled,"Purchase of property and equipment, net", will be presented gross of fixed asset purchases and dispositions in future filings.

Summary of Significant Accounting Policies-Note 1, page 13

Cash Equivalents

10. In response to SEC comment number 10, the Company will revise Note 1-Summary of Significant Accounting policies, Cash Equivalents, in the notes to the consolidated financial statements to include the phrase, at the time of purchase, in all future filings.

As the nature of the change in presentation is not likely to mislead a reader of the financial statements, we will revise the footnote disclosure in future filings.

Income on Maintenance Contracts

11. In response to SEC comment number 11, relating to revenue recognition on product maintenance contracts, the Company sells the service obligation on all maintenance contracts to third party providers at the time the contract is sold to the customer. The third party provider is then responsible for the performance of all contract maintenance services needed to maintain the product for the contract period. Although Printronix, Inc. continues to act as a contact between the customer and the third party provider during the contract period for the purpose of dispatching customer service requests, the Company assumes no further risk related to the services to be performed under the maintenance contract once it is transferred/sold to the third party provider.

The Company's contract maintenance costs consist primarily of processing and reselling the contract to the third party provider and are substantially complete at the time the contract is sold to the customer. Furthermore, costs incurred by the Company after the contract is transferred to the third party relate primarily to phone support provided to dispatch customer service requests to alert the third party of needed services. These costs are minimal and are accrued for at the time the income is recognized.

Consistent with paragraphs 10 and 19 of FTB90-1, the Company has substantially completed what it must do to be entitled to the benefits of the revenue at the time the contract is sold to the third party provider as the majority of the costs to the Company have been incurred or are accrued for and the Company retains no material risk related to the maintenance contract once it is transferred to the third party. In addition, revenue generated from maintenance contracts represented 1.6% of total sales for the fiscal year-ended March 25, 1994, and therefore was not a significant part of the Company's overall business.

Based on the above, it appears the Company has complied with the revenue recognition criteria of FTB90-1 at the time the maintenance contract is transferred to the third party, and therefore, deferral of the revenue over the contract period does not appear to be required. In addition, the revenue generated from maintenance contracts is immaterial to the Company's financial statements taken as a whole. The Company will revise Note 1-Summary of Significant Accounting Policies for the fiscal year-ended March 31, 1995 Form 10-K to more clearly reflect the nature of the Company's maintenance contract business.

Foreign Currency Translation

12. In response to SEC comment number 12, the Company's accounts for foreign subsidiaries are remeasured from the local currency to the Company's functional currency (U.S. dollars) in compliance with SFAS No. 52. The Company proposes to revise Note 1-Summary of Significant Accounting Policies, Foreign Currency Translation to read as follows:

Foreign Currency Translation- The United States dollar is the functional currency for all of the Company's foreign subsidiaries. For these subsidiaries, the assets and liabilities have been remeasured at the end of the period exchange rates, except inventories and property which have been remeasured at historical rates. The statements of operations have been remeasured at average rates of exchange for the period, except cost of sales and depreciation which have been remeasured at historical rates. Gains and losses from remeasurement are recognized currently in income. Prior to fiscal 1991, certain of the Company's foreign subsidiaries utilized a functional currency other than the United States dollar and the accounts were translated at current exchange rates with any differences reflected in the cumulative foreign currency translation adjustment in the accompanying consolidated balance sheets. In fiscal 1993, the Company had substantially liquidated its investments in this related foreign subsidiary. Accordingly, under the provisions of SFAS No. 52 "Foreign Currency Translation," the cumulative foreign currency translation adjustment of $ 2,003 was recognized as a gain in the statement of operations.

                                       1994         1993        1992
Cumulative foreign currency
    translation adjustments           $ ---        $2,003       $ ---
Foreign currency exchange loss
   on building, held for sale           ---          (402)        ---
Operating foreign currency
   exchange loss                        (68)         (161)       (302)
                                      ------       -------     -------
Total                                 $ (68)       $1,440      $ (302)

As requested in your letter, the Company will revise the presentation of this note to the consolidated financial statements in future filings.


Commitments and Contingencies-Note 2

13. In response to SEC comment numbers 3 and 13 the Company has disclosed in Note 2 to the fiscal year ended March 25, 1994 annual Report on Form 10-K an investigation by the California Regional Water Quality Control
Board-Santa Ana Region ("Board") of a site formerly occupied by the Company.

The site studies undertaken to date indicate the presence of trichloroethene ("TCE") at the subject site. Evidence adduced indicates that compounds containing TCE were not used by the Company during its tenancy, but were used by the prior tenant during its long-term occupancy of the site. The tests also indicate that the composition of the soil is such that off-site migration of contamination is very slow and contamination is most likely confined to the site. Accordingly, the Board is presently devoting its attention to the predecessor occupant of the site. Investigation indicates that the prior occupant is a well-established business enterprise which has substantial assets and is affiliated with a publicly traded company.

The Company had reserved $250,000 in respect to this matter. This amount was expected to be more than adequate to cover legal fees and expenses of environmental tests as described in the Company's 1994 Annual report on Form 10-K. Far less than that amount was expended by the Company in its initial response to the Board's request for information and for environmental testing. The Company is convinced that it bears no responsibility for any containment at the site and intends to vigorously defend any action which might be brought against it in respect thereto.

Because of the focus of the Board's investigation, there are no further orders outstanding against the Company. Therefore, there are no recurring costs, capital expenditures or other mandated expenditures.

The Company believes that it will not be held responsible for any contamination and that it would be misleading to recognize any amount at this time in respect to remediation. However, in view of the Staff Accounting Bulletins, the Company's environmental consultants advise that, on a preliminary (and very general) basis, the cost of remediation of the site could be estimated as follows:

Remediation involves a two-step procedure. The first step would include the installation of a soil vapor extraction system. The cost of installation could range from $50,000 to $100,000. There would also be annual operating costs of up to $50,000 for a period of several years. The second step would be the installation of a pump and water treatment system to cleanse the groundwater. The cost of installation would range from $100,000 to $200,000. The annual operating costs would range up to $100,000 for a period which cannot now be ascertained.

As the focus of the Board's investigation is currently not on the Company and the future costs to the Company are not expected to be material, no changes to the fiscal year ended March 25, 1994 Notes to the Consolidated Financial Statements or Management's Discussion & Analysis appears necessary. The Company will reevaluate the status of the environmental liability for the fiscal year ended March 31, 1995 Form 10-K and revise the commitments and contingencies disclosure if necessary.



Stock Option Plans and Common Share Purchase Rights-Note 5, Annual Report, page 16

Common Share Purchase Rights (c)

14. In response to SEC comment number 14, the Company will revise the first sentence of Note 5(c)- Common Share Purchase Rights in the notes to the financial statements to read as follows:

(c) Common Share Purchase Rights- On March 16, 1989, the Company declared a dividend payable on April 4, 1989, of 4,582,935 Common Share Purchase Rights.

As the nature of the change in presentation is not likely to mislead a reader of the financial statements, we will revise the disclosure in future filings.

Bank Borrowing and Debt Arrangements-Note 6, Annual Report, page 16

15. In response to SEC comment number 15, the Company formed a new banking relationship with Wells Fargo Bank in August 1994 replacing the credit agreement with Silicon Valley Bank in effect at March 25, 1994. This agreement with Wells Fargo, discussed in the Management's Discussion and Analysis in the Company's Form 10-Q for the period ended September 23, 1994, provides for an unsecured line of credit and therefore has no assets subject to lien. As the Company has disclosed the conditions of its current line of credit through quarterly reporting and any elements of the prior banking relationship are no longer relevant, revision of the fiscal year end 1994 annual report does not appear necessary. The Company will ensure all future reporting relating to bank borrowing and debt arrangements contain disclosure on any assets subject to liens.

16. In response to SEC comment 16, the Company disclosed the pay down of the $2.2 million unsecured line of credit with foreign banks in the Management's Discussion and Analysis of the Company's Form 10-Q for the period ended
June 24, 1994 . Under the terms of the credit agreement the line is currently not subject to maturity at a specific date as long as the Company meets certain financial covenants. The Company currently has no borrowings against this line of credit and is in compliance with all financial covenants.

As the nature of the change in presentation is not likely to mislead a reader of the financial statements, we will revise the disclosure in future filings.

Income Taxes-Note 7, Annual Report, page 17

17.  In response to SEC comment number 17, the Company proposes to revise
Note 7 of the consolidated financial statements to include the following:

The components of income (loss) before income taxes are as follows:

(in thousands)                     Years ended March
                          1994            1993            1992

United States             $2,555         $(7,888)      $(11,458)
Foreign                    ( 501)          5,736          2,608
Total pre-tax income       2,054          (2,152)        (8,850)


As the nature of the change in this presentation is not likely to mislead a reader of the financial statements, we will revise the disclosure in future filings.

18.  In response to SEC comment number 18, the Company proposes to revise
Note 7 of the consolidated financial statements to include the following:

The Company has been granted pioneer status in Singapore through mid-1995, and accordingly, is exempt from tax. The approximate aggregate dollar effect of the pioneer status assuming a 27% tax rate is $620,000, $1,080,000, and $689,000 for the years ended March 25, 1994, March 26, 1993, and March 27, 1992, respectively. The income per share effect of the pioneer status would be as follows:

                           March 25,     March 26,       March 27,
                             1994          1993            1992

Primary                      $ .19          $ .35           $.23
Fully diluted                $ .19          $ .35           $.23


As the nature of the change in presentation is not likely to mislead a reader of the financial statements, we will revise the disclosure in future filings.

Form 10-Q for the periods ended June 24, 1994, September 23, 1994 and December 23, 1994

19. In response to SEC comment number 19, the Company will delete the "unaudited" label accompanying the quarter-end balance sheet in the Form 10-Q and insert the phrase "derived from audited financial statements" to describe the year-end comparative data in all future quarterly filings with the SEC.











                                   Sincerely,



Date:  March 24, 1995                   ________________________
                                   George L. Harwood
                                   Sr. Vice-President, Finance,
                                   Chief Financial Officer, and
                                   Secretary