Form 10-K
period 1995-03-31
PRINTRONIX INC
filed 1995-06-28
CIK 311505

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended    March 31, 1995
                                       OR
 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from _____ to _____
      Commission File Number        0-9321

                                PRINTRONIX, INC.
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                   95-2903992
     (State or Other Jurisdiction of         (I.R.S.Employer Identification No.)
     Incorporation or Organization)

      17500 CARTWRIGHT ROAD                             92713
P.O. BOX 19559, IRVINE, CALIFORNIA                    (Zip Code)
(Address of Principal Executive Offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (714) 863-1900

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, PAR VALUE $.01,
                     INCLUDING COMMON SHARE PURCHASE RIGHTS

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
Indicate by check mark(X) if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

        On May 12, 1995, there were 5,016,710 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock (based upon the closing price of $ 23.13 per share in the over-the-counter market on May 12,
1995) held by non-affiliates of the Registrant was approximately $88,329,654.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1995 are incorporated by reference into Parts I, II and IV of this report.

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 15, 1995 are incorporated by reference into
Part III of this report.
===============================================================================

                                     PART I

ITEM 1.       BUSINESS

        Certain geographic information for Item 1 is contained in the Company's 1995 Annual Report to Stockholders on page 16, which information is incorporated herein by reference (and except for that page, the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1995 is not deemed filed as part of this report).

GENERAL

        Printronix, Inc. designs, manufactures, and markets medium and high speed printers which support a wide range of computer systems and software platforms. Printronix printers produce "hard copy" through the application of impact printing and non-impact printing technologies. The Company's product line is designed primarily for business and industrial applications, quickly and reliably producing every type of printed computer output, from reports and graphics to bar code labels. The Company also produces and markets the Intelligent Graphics Printing which resides in the printer, enabling it to produce bar codes, forms, and logos.

        Printronix, Inc. was incorporated in California in 1974 and was reincorporated in Delaware in December 1986. Unless the context otherwise requires, the terms "Company" and "Printronix" refer to Printronix, Inc. and its consolidated subsidiaries.

COMPUTER PRINTERS

        Computer printers are output devices that use electromechanical techniques to convert digitized information sent from a host computer to printed form. The printed output produced can then be read by humans and/or machines, depending upon the format of the output. Such devices can print on paper and other substances, such as card stock or mylar, by means of impact or non-impact technologies.

        Impact printers are generally classified as being either text or graphics printers and as either serial or line printers. Text printers generally print a predetermined set of fully formed characters. Graphics printers, also referred to as All Points Addressable (APA), can place dots anywhere on the paper and are used for text and graphics applications. Serial printers print one character at a time and line printers print one line at a time. Most serial printers produced today are serial matrix printers, which use serial graphics technology to print text one character at a time. Higher speed line printers, that also print fully formed characters, use high speed mechanical devices, such as metal bands, upon which alphanumeric characters are embossed. With these devices, a hammer presses the paper and ribbon against the proper character when the band moves past the appropriate print location. Band printers and line matrix printers are examples of line printers.

        Matrix printers form characters by printing dots in combinations of patterns. Most manufacturers who use the matrix technique produce serial matrix printers, which create characters one at a time in horizontal sweeps across the page. Printronix manufactures line matrix printers. The Company's line matrix printers print a complete line of dots at a time, thus combining the flexibility of the matrix technique with the reliability and durability of a line printer.

        Non-impact printers print on paper by means of thermal, electrostatic, inkjet, laser, LED, and other techniques that deliver high resolution printed output for letter quality and graphics applications.



TECHNOLOGY

        The current Printronix product line encompasses impact line matrix printers, and three non-impact printer technologies: laser printers, LED printers, and thermal printers. The Company's line matrix printers are designed for heavy duty cycle, medium and high speed printing and plotting; Printronix laser, LED and thermal printers offer medium speed, high quality text and graphics printing.

        Printronix line matrix printers electromechanically create an image on paper in a manner similar to the "raster scan" method by which a television creates a picture on its screen. The printers utilize small leaf-spring ham-mers and electromagnetic coils combined in a row or "bank" of hammers. When at rest, the hammers are held retracted by a permanent magnet; this "stored energy" is selectively released by electrical pulses passing through the coils.

        Printronix line matrix printer models operate between 200 and 1200 lines per minute as summarized below. Printing is accomplished as the hammer bank shuttles a small distance back and forth, enabling the hammers to place dots anywhere along a row across the paper. Successive dot rows are produced by the paper advancing while the hammer bank reverses for printing the next dot row. Dots overlap horizontally and vertically to produce graphics as well as alphanumeric characters.


Model           Speed (LPM)      Hammers          Hammer Speed
                                                  (Impacts per Second)
- ----------------------------------------------------------------------
MVP Series      200              22               1350
- ----------------------------------------------------------------------
P3000 Series    400              34               1292
- ----------------------------------------------------------------------
P6040/P6240     400              44               1000
- ----------------------------------------------------------------------
P6080/P6280     800              66               1400
- ----------------------------------------------------------------------
P4000 Series    800              47               2700
- ----------------------------------------------------------------------
P9000 Series    1200             88               1800
- ----------------------------------------------------------------------


        The dot placement of Printronix line matrix printers is very precise, permitting accurate character alignment. The combination of precise dot placement anywhere on the page and the use of overlapping dots rather than fully formed characters enables Printronix printers, under computer control, to produce graphic output. Another key feature of the line matrix technology is that hammer energy is optimized to print dots only, resulting in improved print quality on multi-part forms.

        The Company's non-impact page printers create images on paper electrographically. Laser printers direct a laser beam onto a drum by means of a rotating mirror; LED array printers use fixed, light emitting diodes (LEDs) to image each dot position onto a belt. Both processes are facilitated by an electronic controller which provides intelligence to the printer by converting data sent from the host computer system into a raster image. The image is subsequently fixed to the paper with toner in the same manner as copiers. The intelligent controllers that are designed by the Company are integrated with print engines purchased from outside suppliers.


MODEL           PAPER                    TECHNOLOGY       SPEED
                                                          (PAGES PER MINUTE)
- ----------------------------------------------------------------------------
L1016           A-Size Continuous Form   Laser            16 PPM
- ----------------------------------------------------------------------------
L1024           A-Size Continuous Form   Laser            24 PPM
- ----------------------------------------------------------------------------
T1006           6.3 Inch Label           Thermal          6 inches per second
- ----------------------------------------------------------------------------
L5031           13.6 Inch Continuous     LED              31 PPM
                Form and B-Size Cut
                Sheet
- ----------------------------------------------------------------------------

        The Company's thermal printer creates an image on paper by heating thermal sensitive media. The image is created either by heating an ink based ribbon which transfers its ink to the paper label material or by heating paper label material in which the thermally sensitive ink is already impregnated. This type of printer is especially useful in "on-demand" label applications. As in the case of the Company's other non-impact printers, this process is facilitated by an electronic controller which provides intelligence to the printer by converting data sent from the host computer system into a raster image. The same intelligent controllers, designed by the Company and also used on its page printers, are integrated with a print engine purchased from an outside supplier.

PRODUCTS

        Line matrix printer models include the P4000 Series with speeds up to 800 lines per minute; the P9000 Series with speeds up to 1200 lines per minute; the P6000L Series with speeds up to 800 lines per minute; the P3000 Series with speeds up to 400 lines per minute; and the MVP Series with speeds up to 200 lines per minute. Applications for line matrix printers include reports, multi-part forms, electronic forms generation, bar code labels and program listings.

        The L5031 Multifunction Page Printer is an LED Printer that prints continuous forms at 31 pages per minute, A-Size, and cut sheet applications at 25 pages per minute. The L5031 has a unique Xenon flash fusing process which produces output of exceptionally high quality. It can handle continuous forms up to 12" x 16" and cut sheet stock up to 11" x 17" and has a duty cycle of 200,000 pages per month. The LED array imaging of the L5031 provides precise 300x300 dot-per-inch resolution. Both 400x400 or 240x240 dot-per-inch resolutions are available as options.

        The L1016 Continuous Form Laser Printer combines 300 x 300 dot-per-inch resolution with the convenience and data integrity of continuous form operation. Printing at 16 pages per minute, the L1016 supports a variety of emulations, including bar code label, text and forms applications. A built-in disk drive makes it easy to load emulations, fonts, and upgrades. The L1024 is a 24 page per minute version.

        The T1006 Thermal Printer operates at a speed of 6 inches per second, has a resolution of 203 dots-per-inch, and has a wide throat design to accommodate media up to 6.7 inches wide. Supporting both direct thermal and thermal transfer printing, the T1006 can print in either batch or on-demand mode. The T1006 serves a wide variety of label printing needs. A built-in disk drive makes it easy to load emulations, fonts, and upgrades.

        All of the Company's printers are supported by the Intelligent Graphics Printing (IGP trademark) Series. This graphics productivity tool enables users to generate on-line forms, bar codes, logos, expanded/compressed text, and reversed and rotated print. IGPs are available with either Printronix Graphics Language or QMS Code V trademark protocols.

MARKETING AND CUSTOMERS

        The market for the Company's products is related to the market for computer systems. Printronix printers are marketed worldwide directly to original equipment manufacturers (OEMs) and to end users through a network of full-service distributors and resellers.

        The Company's 10 largest customers accounted for an aggregate of approximately 66, 57, and 51 percent of net sales during the fiscal years ended March 1995, 1994, and 1993, respectively. During fiscal 1995, the Company sold its products to OEMs and full-service distributors/resellers, which accounted for approximately 47 percent and 48 percent of net sales, respectively. In addition, the Company sold consumables to end users, accounting for approximately 5 percent of fiscal 1995 net sales.

        In fiscal 1995, the Company had two customers which individually represented greater than 10 percent of consolidated net sales. Sales to the largest customer, IBM, represented 28.8 percent and 10.7 percent of net sales for fiscal years 1995 and 1994, respectively. No sales were made to the largest customer in fiscal 1993. On a geographic basis, fiscal 1995 sales to the largest customer represented 30.2 percent of domestic net sales and 26.6 percent of international net sales. A significant decline in sales to our largest customer could have an adverse effect on the Company's operations. Sales to the second largest customer represented 10.5 percent, 14.6 percent and 13.7 percent of consolidated net sales for fiscal years 1995, 1994, and 1993, respectively.

COMPETITION

        The Company has a wide range of printers that compete in the overall market for medium and high speed computer printers. The overall market includes serial, line matrix, band and non-impact printers. This overall market includes a large captive market which consists of computer systems manufacturers that produce their own printers and in the past have not bought from independent printer manufacturers. Due to the increasing competitive nature and the level of investment now required for ongoing printer development, more of these OEMs are now either buying or considering buying from independent manufacturers.
The Company competes on a direct basis with several companies of varying sizes, including some of the largest businesses in the United States and Japan, in the non-captive market. Competing products include high end serial printers, medium and high speed line printers, laser printers, thermal printers, and other non-impact technologies.

        Competitive factors in the Company's markets include reliability, durability, price, print quality, versatility of special performance features, and after sales support. The Company believes that its printers are highly competitive with regard to price/performance and cost of ownership, and that the Company rates highly in after sales support.

        The Company has periodically evaluated other printing technologies and intends to continue to do so. Introduction of products with superior performance or substantially lower prices could adversely affect the Company's business.

ORDER BACKLOG

        The Company's order backlog at March 31, 1995 was approximately $17,559,000, compared with approximately $18,533,000 at March 25, 1994 and $11,258,000 at March 24, 1993. During fiscal 1995, the Company's improved product availability, achieved through reductions in the required time to build printers and faster response time on customer orders, resulted in a decline in the customers' lead time on product orders. The order backlog represents orders for which a delivery date within six months has been specified by the customer and the Company expects to ship within six months.

RAW MATERIALS

        The Company purchases basic mechanical and standard electronic components from numerous outside vendors. Most of those components used in the Company's impact printers are immediately available from alternate sources. The Company also purchases certain components from sole sources and has no reason to believe that it will be unable to obtain those components. However, if the Company were to lose any sole source for a component there could be a delay in shipment of printers using those components until an alternate source begins production. The Company's non-impact printer products are designed to use specific print engines manufactured by outside vendors. The Company has entered into written purchase agreements for each of the printer engines and has no reason to believe that it will be unable to obtain the engines it requires.

ENGINEERING AND DEVELOPMENT

        The Company operates in an industry which is subject to rapid technological change, and its ability to compete successfully depends upon, among other things, its ability to react to change. Accordingly, the Company is committed to the development of new products. During fiscal 1995, 1994, and 1993, its engineering and development expenditures incurred were approximately $12,666,000, $10,201,000, and $10,186,000, respectively. Substantially all expenditures were Company sponsored. A substantial portion of engineering and development expenditures were associated with the continued development of lower cost line matrix printers, software and hardware development of the Printronix System Architecture for both non-impact printers and line matrix printers.

        New products under development in fiscal 1995 included the following:
(1) higher performance and lower cost fourth generation (P4200) line matrix printers with twinax, coax, and IPDS emulation capabilities; (2) customized versions of standard model printers for major OEM customers; and (3) non-impact printers including the L1024 and the L5031 with IBM, IPDS, IGP, and HP PCL 5 emulation capabilities.

PATENTS AND LICENSES

        The Company has been issued 40 United States patents, and related foreign patents (primarily in Canada, the United Kingdom, France and Germany) associated with various aspects of its printers. None of these patents will expire before 1996. The Company believes that its patented line dot matrix printing technology has competitive value and intends to continue its practice of enforcing its patent rights against potential infringers where it deems appropriate. Although there can be no assurance that the Company will be successful in defending its rights to any of its patents, the Company believes that its patents are valid.

        The Company has no material licenses from others pertaining to the manufacture of its products, including those under development, and believes that none are currently required. The Company believes that, based on industry practice, any such licenses as might be required in the future could be obtained on terms which would not have a material effect on it. However, the Company does have licenses for the use of IPDS, POSTSCRIPT and PCL5 graphic languages.

        The Company previously entered into a limited number of agreements granting others certain rights to manufacture printers using one or more of the Company's patents. The final agreement expired in March 1993 and the Company did not earn any royalty income in fiscal 1995 or 1994.



IGP is a trademark of Printronix, Inc. PCL 5 is a trademark of Hewlett-Packard Corporation. IPDS is a registered trademark of International Business Machines Corporation. Code V is a trademark of QMS, Inc.



EMPLOYEES

        The Company had approximately 880 employees as of March 31, 1995 including 486 in the United States, 342 in Singapore and 52 in Europe.

        None of the Company's employees in North America or Singapore is subject to a collective bargaining agreement. Printronix Nederland BV is a member of the Employers Union F.M.E., and some of its 41 employees have elected to become members of an employee union. This employee union is not government sponsored and is supported by contributions from its members. The Company believes that its relationship with its employees is good.

FOREIGN OPERATIONS

        The Company has manufacturing facilities in Singapore, wherein line matrix printer products and some printed circuit board assemblies are produced. In The Netherlands, the Company has a facility that provides assembly of selected models of impact and non-impact printers, product support and customer service, and product distribution. Foreign sales, including exports from the United States, represented approximately 38 percent, 38 percent, and 35 percent of the Company's total sales in fiscal years 1995, 1994, and 1993, respectively. The Company has sales offices within Germany, France, the United Kingdom and Singapore. The Company is not aware of any significant risks with respect to its foreign business other than those inherent in the competitive nature of the business and fluctuations in foreign currency exchange rates. Selected financial information regarding foreign and export sales by geographic area is set forth in Note 4 of Notes to Consolidated Financial Statements.

ITEM 2.       PROPERTIES

        The Company's executive, manufacturing, engineering, administrative and marketing offices are located in a total of approximately 169,000 square feet of leased facilities in Irvine, California.

        The Company's foreign operations are located in The Netherlands and Singapore in leased facilities of 41,000 and 79,000 square feet, respectively. The Company also leases several small offices, generally on short-term leases, throughout the United States and Europe for sales or service. The Company has certain idle facilities of approximately 7,500 square feet in The Netherlands. See Note 2 of Notes to Consolidated Financial Statements for a summary of the expiration dates and lease or rental commitments.

ITEM 3.       LEGAL PROCEEDINGS

ENVIRONMENTAL ASSESSMENT

        In January 1994, the Company was notified by the California Regional Water Quality Control Board - Santa Ana Region (the "Board") that groundwater monitoring reports indicate that the groundwater under one of the Company's former production plants is contaminated with various chlorinated volatile organic compounds (VOCs).

        Evidence adduced from site studies undertaken to date indicate that compounds containing the VOCs were not used by the Company during its tenancy, but were used by the prior tenant during its long-term occupancy of the site. The tests also indicate that the composition of the soil is such that off-site migration of contamination is very slow and contamination is most likely confined to the site. Accordingly, the Board is presently devoting its attention to the predecessor occupant of the site. Investigation indicates that the prior occupant is a well established business enterprise which has substantial assets and is affiliated with a publicly traded company.

        Because of the focus of the Board's investigation, there are no further orders outstanding against the Company. Therefore, there are no recurring costs, capital expenditures or other mandated expenditures. As of March 31, 1995, the Company has reserved $214,000 which is expected to be more than adequate to cover further legal fees or any additional expenses related to environmental tests, which could be requested by the Board, at the site. To date, the Company has incurred only minimal expense in its initial response to the Board's request for information and for environmental testing. However, the Company could be subject to charges related to remediation of the site. These charges on a preliminary (and very general) basis, could be estimated as follows:

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

        The Company is convinced that it bears no responsibility for any contamination at the site and intends to vigorously defend any action which might be brought against it in respect thereto. Furthermore, the Company believes it has adequately accrued for any future expenditures in connection with further legal fees or additional environmental tests that could be requested by the Board at the site, and that such expenditures will not have a materially adverse effect on its financial condition or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company and their ages as of May 12, 1995 are as follows:

Robert A. Kleist          66    President, Chief Executive Officer
                                and Director

J. Edward Belt, Ph.D.     61    Senior Vice President, Engineering, Chief
                                Technical Officer, and Assistant Corporate
                                Secretary

George L. Harwood         50    Senior Vice President, Finance and Management
                                Information Systems, Chief Financial Officer,
                                and Corporate Secretary

C. Victor Fitzsimmons     47    Senior Vice President, Worldwide Manufacturing

Richard A. Steele         50    Senior Vice President, Sales and Marketing




        Officers are appointed by and hold office at the pleasure of the Board of Directors.

        Mr. Kleist is one of the founders of the Company and has served as a director and its President and Chief Executive Officer since its formation in 1974. In addition, Mr. Kleist served as Chief Financial Officer from February 1987 to October 1988, a position he also held from August 1985 until January 1986. Mr. Kleist is a director of Seagate Technology, a manufacturer of computer memory disk drives.

        Dr. Belt joined the Company in December 1985 as Vice President, Engineering, Line Matrix Division. In February 1987, he was appointed Senior Vice President, Engineering and Chief Technical Officer. Dr. Belt was appointed to the additional position of Assistant Corporate Secretary in August 1989. From October 1984 to December 1985, Dr. Belt was Manager of Engineering, Large Communication Systems Division of Rolm Corp. From December 1979 to October 1984, he was Manager of Engineering, Schlumberger Sentry. In prior years, Dr. Belt has held engineering management positions at General Electric Co. and Pertec Computer Corp. He was also a founder and Engineering Vice President of Courier Terminal Systems in 1969.

        Mr. Harwood joined the Company in October 1988 as Senior Vice President, Finance and Chief Financial Officer. Mr. Harwood was appointed to the additional office of Corporate Secretary in January 1989. In October 1994, Mr. Harwood assumed responsibility for the Company's Management Information Systems. From December 1984 to October 1988, Mr. Harwood was Chief Financial Officer and Vice President, Finance at Qume Corporation. From December 1982 to December 1984, Mr. Harwood was Group Controller of ITT Automotive Products, Worldwide. In prior years, Mr. Harwood has held various senior financial positions at ITT in Brussels, London and Zambia. Mr. Harwood is a Fellow of the Institute of Chartered Accountants in England and has had seven years of public accounting experience, primarily at Price Waterhouse.

        Mr. Fitzsimmons joined the Company in September 1985 as Director of Management Information Systems. In December 1988, he was appointed Vice President, Management Information Systems. In May 1990, Mr. Fitzsimmons assumed responsibility for Printronix B.V., the Company's Netherlands subsidiary. Mr. Fitzsimmons was appointed to the additional office of Vice President, Irvine Manufacturing in October 1990. In July 1991, he assumed responsibility for Printronix A.G., the Company's Singapore subsidiary. From May 1992 to October 1994 Mr. Fitzsimmons was Senior Vice President, Manufacturing and Management Information Systems. In October 1994, he was appointed Senior Vice President, Worldwide Manufacturing. From September 1979 to September 1985, Mr. Fitzsimmons held various senior MIS positions at Magnavox Government and Industrial Electronics Company.

        Mr. Steele joined the Company in July 1991 as Senior Vice President, Sales and Marketing. From May 1990 to June 1991, Mr. Steele was Senior Vice President, Sales and Marketing at DataWare. From May 1989 to May 1990, Mr. Steele was Vice President, Sales and Marketing at Talaris. From April 1972 to January 1987, Mr. Steele held various positions including District Sales Manager, National Sales Manager and Vice President, Sales and Marketing at Datagraphix. In January 1987, Datagraphix became Anacomp, Inc. and Mr. Steele was appointed Senior Vice President, Sales and Marketing, a position he held until October 1988. In prior years, Mr. Steele held various positions in sales management and systems engineering at IBM.

                                    PART II

        Information for Items 5, 6, 7 and 8 is contained in the Company's 1995 Annual Report to Stockholders on the following pages, which information is incorporated herein by reference (and except for these pages, the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1995 is not deemed filed as part of this report):


                                                            ANNUAL REPORT TO
                                                              STOCKHOLDERS
ITEM NO.            TITLE                                    PAGE REFERENCE
- --------            -----                                    --------------
Item 5.             Market for Registrant's Common Equity         15, 20
                    and Related Stockholder Matters

Item 6.             Selected Financial Data                       1

Item 7.             Management's Discussion and Analysis          9-10
                    of Financial Condition and Results of
                    Operations

Item 8.             Financial Statements and Supplementary Data   11-21


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE

                                    PART III

        Information required under Item 10 "Directors and Executive Officers of the Registrant" (except for certain information concerning the Executive Officers provided in Part I of this report), Item 11 "Executive Compensation,"
Item 12 "Security Ownership of Certain Beneficial Owners and Management," and
Item 13 "Certain Relationships and Related Transactions" has been omitted from this report. Such information is hereby incorporated by reference from Printronix' Proxy Statement for its Annual Meeting of Stockholders to be held on August 15, 1995, which the Company intends to file with the Securities and Exchange Commission not later than July 11 , 1995.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Index to Financial Statements


                                                                  *Page in
                                                                   Annual Report
                                                                   -------------
      1.  Financial Statements included in Part II of this report:
          Report of Independent Public Accountants                       20

          Consolidated Balance Sheets as of March 31, 1995 and
          March 25, 1994                                                 11

          Consolidated Statements of Operations for Each of the
          Three Years in the Period Ended March 31, 1995                 12

          Consolidated Statements of Stockholders' Equity for Each
          of the Three Years in the Period Ended March 31, 1995          12

          Consolidated Statements of Cash Flows for Each of the
          Three Years in the Period Ended March 31, 1995                 13

          Notes to Consolidated Financial Statements                    14-19


      *   Incorporated by reference from the indicated pages of the Company's
          Annual Report to Stockholders for the fiscal year ended March 31, 1995
          (and except for these pages, the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1995, is not deemed filed as part of this report).

      2.  Schedules Supporting the Consolidated Financial Statements:


                                                                     Page in
                                                                     This Report
                                                                     -----------
          Report of Independent Public Accountants on Schedules         11

          Schedule II - Valuation and Qualifying Accounts               13

          All schedules except Schedule II have been omitted for the reason that the required information is shown in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

    (b)   Reports on Form 8-K

          None

    (c)   Exhibits

          Reference is made to the Index of Exhibits beginning at page 14 of this report, which index is incorporated herein by reference.


    (d) Other Financial Statements There are no financial statements required to be filed by Regulation S-X which are excluded from the annual report to stockholders by Rule 14a-3(b)(1).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Printronix, Inc.:

        We have audited in accordance with generally accepted auditing standards, the financial statements included in Printronix, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 26, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP



Orange County, California
April 26, 1995

                                   SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 1995

                                                PRINTRONIX, INC.
                                                BY  ROBERT A. KLEIST
                                                    ------------------------
                                                Robert A. Kleist, President



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE               TITLE                            DATE

ROBERT A. KLEIST        President, Chief Executive       June 28, 1995
Robert A. Kleist        Officer and Director (Principal
                        Executive Officer)

GEORGE L. HARWOOD       Senior Vice President,           June 28, 1995
George L. Harwood       Finance, Chief Financial
                        Officer and Corporate
                        Secretary (Principal Accounting
                        and Financial Officer)

BRUCE T. COLEMAN        Director                         June 28, 1995
Bruce T. Coleman

JOHN R. DOUGERY         Director                         June 28, 1995
John R. Dougery


RALPH GABAI             Director                         June 28, 1995
Ralph Gabai


ERWIN A. KELEN          Director                         June 28, 1995
Erwin A. Kelen

                       PRINTRONIX, INC. AND SUBSIDIARIES

                                 --------------

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

         FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED MARCH 31, 1995

                                          ADDITIONS
                                     --------------------
                        BALANCE AT   CHARGED TO  CHARGED                      BALANCE
                        BEGINNING    COST AND    TO OTHER                     AT END
DESCRIPTION             OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS        OF PERIOD
- ---------------------------------------------------------------------------------------
YEAR ENDED
MARCH 31, 1995

  Allowance for
  product warranty      $769,000     $1,458,000     $-      $1,091,000 A     $1,136,000
                        ========     ==========     ==      ==========       ==========
  Allowance for
  doubtful accounts     $677,000     $  330,000     $-      $   99,000 B     $  908,000
                        ========     ==========     ==      ==========       ==========

YEAR ENDED
MARCH 25, 1994
  Allowance for
  product warranty      $769,000     $1,046,000     $-      $1,046,000 A     $  769,000
                        ========     ==========     ==      ==========       ==========

  Allowance for
  doubtful accounts     $922,000     $  120,000     $-      $  365,000 B     $  677,000
                        ========     ==========     ==      ==========       ==========

YEAR ENDED
MARCH 26, 1993
  Allowance for
  product warranty      $797,000     $  745,000     $-      $  773,000 A     $  769,000
                        ========     ==========     ==      ==========       ==========

  Allowance for
  doubtful accounts     $738,000     $  220,000     $-      $   36,000 B     $  922,000
                        ========     ==========     ==      ==========       ==========

DESCRIPTIONS OF OTHER ADDITIONS AND DEDUCTIONS:

A - Expenses incurred in providing warranty services

B - Write-off of bad debt

                               INDEX OF EXHIBITS

EXHIBIT NUMBER      DESCRIPTION
- --------------      -----------
     3.1            Certificate of Incorporation of Printronix, Inc.
                    (incorporated by reference to Exhibit 3.1 to the Company's
                    Report on Form 10-K for the fiscal year ended March 27,
                    1987).

     3.2 By-laws of Printronix, Inc. currently in effect (incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-K for fiscal year ended March 31, 1989).

     4.1 Copies of certain instruments, which in accordance with paragraph (b)(4)(iii) of Item 601 of Regulation S-K are not required to be filed as exhibits to Form 10-K, have not been filed by Printronix. Printronix agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

     4.2 Common Shares Rights Agreement dated as of March 17, 1989 between Printronix, Inc. and Chemical Trust Company of California, including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed on or about March 17, 1989).

     4.3            Corporate Guarantee for Tat Lee Bank Limited dated April 12,
                    1995.

     10.1 Printronix, Inc. 1980 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibits 4.1 and 4.2 to Post-Effective Amendment No. 5 to Registration Statement No. 2-70035 on Form S-8).

     10.2 Printronix, Inc. 1984 Stock Incentive Plan, as amended (incorporated by reference to Exhibits 4.3 and 4.4 to Registration Statement No. 33-14288 on Form S-8).

     10.3           Form of Indemnification Agreement between Printronix, Inc.
                    and its directors (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-K for the fiscal year ended March 27, 1987).

     10.4 Printronix, Inc. Executive Health Insurance Plan (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-K for the fiscal year ended March 29,
                    1985).

     10.5 Restricted Stock Purchase Agreement dated July 6, 1990 between the Company and Robert A. Kleist (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-K for the fiscal year ended March 29, 1991).

     10.6 Restricted Stock Purchase Agreement dated July 6, 1990 between the Company and J. Edward Belt (incorporated by reference to Exhibit 10.8 to the Company's Report on Form 10-K for the fiscal year ended March 29, 1991).

     10.7 Restricted Stock Purchase Agreement dated July 6, 1990 between the Company and George L. Harwood (incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-K for the fiscal year ended March 29, 1991).

     10.8 Restricted Stock Purchase Agreement dated May 7, 1992 between the Company and C. Victor Fitzsimmons (incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-K for the fiscal year ended March 27, 1992).

EXHIBIT NUMBER      DESCRIPTION
- --------------      -----------

     10.9 Restricted Stock Purchase Agreement dated May 7, 1992 between the Company and Richard A. Steele (incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-K for the fiscal year ended March 27, 1992).

     10.10 Printronix, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-K for the fiscal year ended March 25, 1994).

     13 The Company's Annual Report to Stockholders for the fiscal year ended March 25, 1994, (with the exception of the information incorporated by reference into Items 5, 6, 7 and 8 of this report, the Annual Report to Stockholders is not deemed to be filed as part of this report).

     21             List of Printronix' subsidiaries.

     23 Consent of Independent Public Accountants, Arthur Andersen LLP, to the incorporation of their reports herein to Registration Statement Nos. 2-70035, 33-14288 and 33-83156.

     27 Financial Data Schedule ("This schedule contains summary financial information extracted from the Company's Annual Report for the fiscal year ended March 31, 1995 and is qualified in its entirety by reference to such financial statements.")