Form 10-K405/A
period 1995-03-31
PRINTRONIX INC
filed 1995-06-28
CIK 311505

===============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                FORM 10-K/A-1

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

Printronix, Inc. hereby submits this amendment to the Company's Annual Report on Form 10-K, for the fiscal year ended March 31, 1995, to correct the "Form Type" submission header to properly read as follows:

Form Type: 10-K 405/A-1

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