Form 10-Q
period 1995-06-30
PRINTRONIX INC
filed 1995-08-14
CIK 311505

Form 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1995

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

               YES      X                          NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock                   Outstanding at August 2, 1995

          $ .01 par value                                5,123,196

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

                               FORM 10-Q
                              ------------
                   FOR THE QUARTER ENDED JUNE 30, 1995
                ----------------------------------------

                    PART I.     FINANCIAL INFORMATION
                  -------------------------------------------

                       Item 1.     Financial Statements
                       ---------------------------------


                   Statement Regarding Financial Information
                ------------------------------------------------

The financial statements included herein have been prepared by Printronix, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1995, as filed with the Securities and Exchange Commission.

                  PRINTRONIX, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                             Assets

                                        June 30,       March 31,
                                          1995            1995
                                                      (Derived from audited
                                        (Unaudited)     financial statements)
                                        -----------   -----------------------
                                              (In thousands)
 CURRENT ASSETS:
 Cash and cash equivalents  (Note 2)     $11,188         $8,345
 Accounts receivable, net of allowances
   for doubtful accounts of
   $ 851 as of June 30, 1995 and
   $ 908 as of March 31, 1995             22,337         22,305

 Inventories (Note 3)
 Raw materials, subassemblies and
   work in process                        14,808         16,139
 Finished goods                            4,086          2,959
                                        -----------   -----------
                                          18,894         19,098

 Prepaid expenses                            476            715
                                        -----------   -----------
TOTAL CURRENT ASSETS                      52,895         50,463
                                        -----------   -----------
 Property and Equipment, at cost:
   Machinery and equipment                27,602         26,809
   Furniture and fixtures                 12,893         12,037
   Leasehold improvements                  3,420          3,311
                                        -----------   -----------
                                          43,915        42,157
 Less-Accumulated depreciation
   and amortization                      (32,347)      (31,215)
                                        -----------   -----------
                                          11,568        10,942
                                        -----------   -----------
 Other assets                                265           270
                                        -----------   -----------
TOTAL ASSETS                             $64,728       $61,675
                                         =======       =======

                      PRINTRONIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS  - continued
                      ---------------------------
                       Liabilities and Stockholders' Equity
                       ------------------------------------

                                        June 30,            March 31,
                                           1995                 1995
                                                      (Derived from audited
                                        (Unaudited)      financial statements)
                                     --------------------  -------------------
                                                  (In thousands)
CURRENT LIABILITIES:
 Current portion of long-term debt              162                   257
 Accounts payable                            10,650                11,192
 Accrued expenses:
   Payroll and employee benefits              4,465                 3,758
   Warranty                                   1,136                 1,136
   Environmental                                214                   214
   Restructuring                                 80                    93
   Other                                      1,223                 1,619
 Accrued income taxes                           363                   379
                                          -----------           -----------
TOTAL CURRENT LIABILITIES                    18,293                18,648
                                          -----------           -----------

 Other long-term liabilities                  1,485                 1,485

STOCKHOLDERS' EQUITY:(Note 5)
 Common stock, par value $0.01-
   Authorized 18,000,000 shares,
    issued and outstanding
    5,081,852 and 4,972,561
    shares as of June 30, 1995 and
    March 31, 1995, respectively.                51                   50
 Additional paid-in capital                  28,124               27,393
 Retained earnings                           16,775               14,099
                                          -----------          -----------
   Total Stockholders' Equity                44,950               41,542
                                          -----------          -----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                       $64,728              $61,675
                                            =======              =======

                   PRINTRONIX, INC. AND SUBSIDIARIES
                   ---------------------------------
                  Consolidated Statements of Operations
                  -------------------------------------
                               (Unaudited)

                                            Three  Months  Ended
                                      Jun. 30,         Jun. 24,
                                   1995                       1994
                              (Amounts in thousands, except share data)
NET SALES                          $42,212              $33,465
COST OF SALES                       31,278               24,811
                               -----------          -----------
   Gross Profit                     10,934                8,654

OPERATING EXPENSES:
   Engineering and development       3,588                2,722
   Selling, general and
    administrative                   4,546                4,187
                               -----------          -----------
Total operating expenses             8,134                6,909
                               -----------          -----------
INCOME FROM OPERATIONS               2,800                1,745
                               -----------          -----------
Interest (income)/expense, net        (91)                   21
Foreign currency loss                  112                  186
Other (income)/expense, net           (60)                   37
                               -----------          -----------
                                      (39)                  244
                               -----------          -----------
INCOME BEFORE TAXES                  2,839                1,501

Provision for income taxes             163                  101
                               -----------          -----------
NET INCOME                        $  2,676           $    1,400
                                   =======              =======
EARNINGS PER SHARE (Notes 4 and 5):

   Primary                      $      .48         $        .28
   Fully Diluted                $      .48         $        .28
                                  ========              =======
WEIGHTED AVERAGE
SHARES OUTSTANDING (Notes 4 and 5):

   Primary                       5,533,269            4,958,793
   Fully Diluted                 5,567,070            4,996,425
                                  ========             ========

                   PRINTRONIX, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                   -------------------------------------
                        For the Three Months Ended:
                       June 30, 1995 and June 24, 1994
--------------------------------------------------------------------------------
                                 (Unaudited)


                                                1995           1994
Cash flows from operating activities:
   Net income                                 $2,676          $1,400

Adjustments to reconcile net income to
   net cash provided by operating activities:

   Depreciation and amortization                1,346          1,321
   Loss on sales of property & equipment           11             48
   Compensation expense related to restricted
    stock plan                                    366              -

   Changes in assets and liabilities:
    Accounts receivable                           (32)        (1,285)
    Inventories                                   204         (1,959)
    Accounts payable                             (542)           875
    Payroll and employee benefits                 707            620
    Other current assets and liabilities,net     (170)           265
    Accrued income taxes                          (16)            44
    Other                                           5            (55)
                                          -----------    -----------
Net cash provided by operating activities       4,555          1,274
                                          -----------    -----------
Cash flows from investing activities:
   Investment in property and equipment        (1,993)          (957)
   Proceeds from disposition of equipment          10              3
                                          -----------    -----------
Net cash used in investing activities          (1,983)          (954)
                                          -----------    -----------

                        PRINTRONIX, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows - continued
                   -------------------------------------
                        For the Three Months Ended:
                       June 30, 1995 and June 24, 1994
--------------------------------------------------------------------------------
                                 (Unaudited)

                                                1995           1994
Cash flows from financing activities:
   Payments against debt borrowings               (95)           (86)
   Payment of short-term loan                       -         (2,100)
   Proceeds from issuance of common stock         366             9
   Decrease in loans payable                        -           (543)
                                          -----------    -----------

Net cash provided (used) by financing activities  271         (2,634)
                                          -----------    -----------

Increase(decrease) in cash and cash equivalents 2,843         (2,314)
                                          -----------    -----------

Cash and cash equivalents at beginning
  of period                                     8,345          3,604
                                          -----------    -----------

Cash and cash equivalents at end of period    $11,188         $1,290
                                              =======        =======







-------------------------------------------------
Supplementary disclosures of cash flow information:
   Taxes paid                                    $121            $15
   Interest paid                               $    9            $64


                   PRINTRONIX, INC. AND SUBSIDIARIES
            Condensed Notes to Consolidated Financial Statements
              -----------------------------------------------
                              JUNE  30,  1995
                         -------------------------
                                (Unaudited)
1) Management Opinion

   In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

2) Cash and Cash Equivalents

   The Company considers all highly liquid temporary cash investments with maturities of three months or less at the time of purhase to be cash equivalents. The effect of exchange rate changes on cash balances held in foreign currencies was not material for the periods presented.

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

                                              Three Months Ended
                                            June 30,                June 24,
                                             1995                   1994
   Weighted avg. shares outstanding            5,081,852        4,658,781

   Common stock equivalents:
     Options - Primary                           451,417          300,012
     Options - Fully Diluted                     485,218          337,644

   Shares outstanding:
     Primary                                   5,533,269        4,958,793
     Fully Diluted                             5,567,070        4,996,425



                       PRINTRONIX, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements
               -----------------------------------------------
                                JUNE 30, 1995
                          -------------------------
                                 (Unaudited)

5) Capital Stock

In December 1994, Printronix completed a stock split effected in the form of a fifty percent (50%) stock dividend. Retroactive effect has been given to the stock split in all share and per share data presented.

                     PRINTRONIX INC., AND SUBSIDIARIES
                     ---------------------------------
                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                        -------------------------------------------

Reference is made to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1995 for a detailed discussion and analysis of the Company's financial condition and results of operations for the periods covered by that report.

RESULTS OF OPERATIONS

Revenues and Backlog

Net sales for the quarter ended June 30, 1995 of $42.2 million, were up 2.5% over last quarter sales of $41.2 million, and up 26.1% over the year-ago quarter sales of $33.5 million. Revenue growth over last quarter came primarily from increased sales of P9212 line matrix printers to the Company's largest OEM customer. In addition, higher sales to distribution customers, led by sales of the new L1024 continuous form laser printer released in the quarter, and higher than expected sales of mature line matrix printers, also contributed to the improved revenue. International sales for the quarter were $16.7 million, compared with $16.6 million last quarter and $13.1 million for the year-ago quarter. The increase in international sales over the year-ago quarter reflects growth in shipments to the Company's major OEM customers located outside the United States. Order backlog as of June 30, 1995 and at the end of the prior quarter was $17.6 million compared with $12.9 million at the end of the year-ago quarter.

Over the next two to three quarters, the Company will begin shipping a new family of fourth generation line matrix printers. These products will offer speeds ranging from 475 to 1200 lines per minute and will replace prior generation line matrix models of similar speeds which are currently sold to customers. Due to the inherent risk and difficulty in customers forecasting their exact inventory requirements during this transition period, sales of the Company's line matrix products could vary from current levels. However, management believes that overall, the Company's revenues will not be adversely affected during this transition.

Gross Profit

First quarter gross profit grew to $10.9 million compared with $10.6 million last quarter and $8.7 million for the year-ago quarter. As a percentage of sales, gross profit remained flat with the year-ago quarter at 25.9% and increased slightly from 25.8% in the prior quarter. Manufacturing efficiencies resulting from higher production volumes and declining material costs on certain line matrix products have contributed to improvements in gross margin. However, preproduction costs associated with the new P4200 line matrix family, higher consumables costs and a gradual decline in sales of higher margin mature line matrix products substantially offset any improvements in the gross profit percentage.

Operating and Other Expenses and Taxes

Engineering spending for the current and prior quarter was $3.6 million compared with $2.7 million for the year-ago quarter. Engineering expense as a percentage of sales was 8.5% compared with 8.7% last quarter and 8.1% in the year-ago quarter. The increased percentage spending over the prior year quarter was due primarily to development costs of the P4200 family of line matrix printers, expected to begin shipping in increasing volumes to customers over the next few quarters.

                         PRINTRONIX, INC. AND SUBSIDIARIES
                         ---------------------------------
Operating and Other Expenses and Taxes-continued

Selling, general, and administrative expenses remained flat with the prior quarter at $4.5 million and increased 8.6% over the year-ago quarter spending of $4.2 million. The increased spending over the year-ago quarter reflects higher sales and marketing and support costs to manage the 26% increase in revenue. Although spending levels have increased over the prior year quarter selling, general, and administrative expenses as a percentage of sales, decreased to 10.8% compared with 12.5% in the year-ago quarter.

Other income, net for the quarter totalled $0.04 million compared to net expense of $0.1 million last quarter and $0.2 million for the prior year quarter. Increased interest income resulting from higher average cash balances, lower interest expense due to decreasing debt balances, and a decline in foreign currency remeasurement loss all contributed to a net nonoperating income position for the quarter.

The required tax provision has been minimal as the Company is currently utilizing a Federal net operating loss carryforward and has been providing only for various state and foreign taxes. The Company expects certain state income tax requirements to increase gradually over the next few quarters.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to strengthen its financial position ending the quarter with cash, net of short-term debt, of $11.0 million, up $2.9 million over last quarter and up $10.1 million over the prior year quarter. The increased cash balance continued to be driven by improved profitability, greater inventory turns, and holding accounts receivable balances at prior quarter levels despite the higher sales volume. The Company's current ratio increased to 2.9 compared with 2.7 last quarter and 2.5 in the year-ago quarter.

Investment in capital equipment was $2.0 million compared with $1.5 million last quarter and $1.0 million for the prior year quarter. Capital expenditures for the quarter consisted primarily of worldwide upgrades of computer hardware and investment in manufacturing equipment in the Company's Singapore facility to support additional production requirements. The Company expects similar levels of capital expenditures over the next few quarters.

In December 1994, Printronix completed a stock split effected in the form of a fifty percent (50%) stock dividend. Retroactive effect has been given to the stock split in all share and per share data presented.

The Company believes that its internally-generated funds, together with available financing, will be adequate in providing its working capital requirements, capital expenditures, and engineering development needs through the current fiscal year.

                        PRINTRONIX, INC. AND SUBSIDIARIES
                        ---------------------------------
                         PART II.      OTHER INFORMATION
                          ------------------------------
                          Item 1.   Legal Proceedings
                               -----------------


See "Item 3. Legal Proceedings" reported in Part I of the Company's Report on Form 10K for the fiscal year ended March 31, 1995.

                  PRINTRONIX, INC. AND SUBSIDIARIES
                  ---------------------------------
                          Signatures
                        ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         PRINTRONIX, INC.

                                                           (Registrant)










Date:  August  8, 1995                    By:  George L. Harwood
                                               George L. Harwood
                                               Sr. Vice-President, Finance,
                                               Chief Financial Officer, and
                                               Secretary
                                               (Principal Financial Officer
                                               and Duly Authorized Officer)