Form 10-Q
period 1995-09-29
PRINTRONIX INC
filed 1995-11-13
CIK 311505

                                Form 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


[X] 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 1995

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

			YES	    X    					 NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class of Common Stock				Outstanding at November 3, 1995

	     $ .01 par value 						  5,156,120

                   PRINTRONIX, INC. AND SUBSIDIARIES
                          TABLE OF CONTENTS
                     ------------------------------


PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

			Statement Regarding Financial Information	(2)

			Consolidated Balance Sheets

				Assets	(3)

				Liabilities and Stockholders' Equity	(4)

			Consolidated Statements of Operations	(5)

			Consolidated Statements of Cash Flows	(6)

			Condensed Notes to Consolidated Financial Statements	(8)

	Item 2.     Management's Discussion and Analysis of Financial Condition
			and Results of Operations	(10)


PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	(12)

	Item 4.	Submission of Matters to a Vote of Security Holders	(12)

	Signatures		(13)

                      PRINTRONIX, INC. AND SUBSIDIARIES
                                  FORM 10-Q
                                 ------------
                  FOR THE QUARTER ENDED SEPTEMBER 29, 1995
                  ----------------------------------------

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

                        PRINTRONIX, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------

                                      Assets

                                           	September 29,    	March 31,
		                                               1995        	   1995
		                                                      (Derived from audited
	                                            (Unaudited) financial statements)
	                                    --------------------	---------------------
     		                                             (In thousands)
 CURRENT ASSETS:
	Cash and cash equivalents  (Note 2)            	$12,150	        	$8,345
	Accounts receivable, net of allowances
		for doubtful accounts of
		$ 876 as of September 29, 1995 and
		$ 908 as of March 31, 1995                     	20,782		       	22,305

	Inventories (Note 3)
	Raw materials, subassemblies and
		work in process                                	14,084		       	16,139
	Finished goods                                   	4,490		        	2,959
		                                          	-----------    	-----------
                                               			18,574	       		19,098

	Prepaid expenses                                   	807		          	715
		                                          	-----------    	-----------
TOTAL CURRENT ASSETS                             	52,313	       		50,463
		                                          	-----------    	-----------
 	Property and Equipment, at cost:
		Machinery and equipment                        	29,213		       	26,809
		Furniture and fixtures                         	13,033		       	12,037
		Leasehold improvements                          	3,442		        	3,311
		                                          	-----------    	-----------
		                                               	45,688	       		42,157
	Less-Accumulated depreciation
		and amortization                              	(32,832)		     	(31,215)
		                                          	-----------    	-----------
			                                               12,857		       	10,942
		                                          	-----------    	-----------
	Other assets                                       	265		          	270
		                                          	-----------    	-----------
TOTAL ASSETS                                    	$65,435        	$61,675
								                                         =======	        =======

             See accompanying notes to consolidated financial statements


                        PRINTRONIX, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS  - continued
                             ---------------------------
                       Liabilities and Stockholders' Equity
                       ------------------------------------

	                                         September 29,     	March 31,
		                                               1995	         	1995
		                                                      (Derived from audited
	                                          (Unaudited)   financial statements)
                                  	--------------------	---------------------
			                                           	(In thousands)

CURRENT LIABILITIES:

	Current portion of long-term debt                	270             	257
	Accounts payable                              	10,030          	11,192
	Accrued expenses:
		Payroll and employee benefits                 	3,424           	3,758
		Warranty                                      	1,136           	1,136
		Environmental	214	214
		Restructuring expenses                           	37              	93
		Other                                           	962           	1,619
	Accrued income taxes                             	227             	379
			                                       	-----------     	-----------
TOTAL CURRENT LIABILITIES                      	16,300          	18,648
			                                       	-----------     	-----------

	Other long-term liabilities                    	1,485           	1,485


STOCKHOLDERS' EQUITY:
	Common stock, par value $0.01-
		Authorized 18,000,000 shares,
			issued and outstanding
			5,148,283 and 4,972,561
			shares as of September 29, 1995 and
			March 31, 1995, respectively.                   	51              	50
	Additional paid-in capital                    	28,893          	27,393
	Retained earnings                             	18,706          	14,099
			                                       	-----------     	-----------
		Total Stockholders' Equity                   	47,650          	41,542
			                                       	-----------     	-----------
TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY                         	$65,435         	$61,675
			                                           	=======         	=======

         See accompanying notes to consolidated financial statements


                      PRINTRONIX, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
                                 (Unaudited)

                                 	Three Months Ended    	Six Months Ended
	                             Sep. 29,	  Sep. 23,      	Sep. 29,	 Sep. 23,
		                              1995 	     1994	          1995	    1994
			                                	(Amounts in thousands, except share data)
NET SALES                       	$39,509    	$34,301    	$81,721   	$67,766
COST OF SALES                    	29,772     	25,456     	61,050    	50,267
			                         	-----------	-----------	-----------	-----------
	Gross Profit                     	9,737      	8,845     	20,671    	17,499

OPERATING EXPENSES:
	Engineering and development      	3,575      	3,116      	7,163     	5,838
	Selling, general and
  administrative                  	4,307      	4,045      	8,853     	8,232
			                         	-----------	-----------	-----------	-----------
Total operating expenses          	7,882      	7,161     	16,016    	14,070
			                         	-----------	-----------	-----------	-----------
INCOME FROM OPERATIONS            	1,855      	1,684      	4,655     	3,429
			                         	-----------	-----------	-----------	-----------
Other (income) expense, net        	(106)       	105       	(145)      	349
			                         	-----------	-----------	-----------	-----------
INCOME BEFORE TAXES               	1,961      	1,579      	4,800     	3,080

Provision for income taxes           	30         	52        	193       	153
			                         	-----------	-----------	-----------	-----------
NET INCOME                     	$  1,931 	$    1,527 	$    4,607	$    2,927
                             				=======    	=======    	=======   	=======
EARNINGS PER SHARE (Note 4):

	Primary                     	$      .35  	$     .29 	$     .84 	$     .57
	Fully Diluted               	$      .35  	$     .29 	$     .84 	$     .56
			                            	========    	=======   	=======   	=======
WEIGHTED AVERAGE
SHARES OUTSTANDING (Note 4):

	Primary                      	5,529,594  	5,227,361 	5,495,391  	5,114,319
	Fully Diluted                	5,529,675  	5,264,004 	5,513,138  	5,220,309
			                            =========  =========	  =========   =========


				       See accompanying notes to consolidated financial statements


                          PRINTRONIX, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------
                             For the Six Months Ended:
                     September 29, 1995 and September 23, 1994
-----------------------------------------------------------------------------
                                     	(Unaudited)

                                                    		  		1995         	1994
Cash flows from operating activities:
	Net income                                            	$ 4,607      	$2,927

Adjustments to reconcile net income to
	net cash provided (used) by operating activities:

	Depreciation and amortization                           	2,772       	2,503
	Loss (gain) on sales of property & equipment              	(30)          	-
	Compensation expense related to restricted stock plan     	876           	-

	Changes in assets and liabilities:
		Accounts receivable                                    	1,523      	(3,212)
		Inventories                                              	524      	(1,187)
		Accounts payable                                      	(1,162)      	1,243
		Payroll and employee benefits                           	(334)      	1,217
		Other current assets and liabilities, net               	(805)        	372
		Accrued income taxes                                    	(152)         	50
		Other                                                      	5         	(64)
	                                                   ----------- 	-----------
Net cash provided by operating activities                	7,824       	3,849
			                                                	----------- 	-----------
Cash flows from investing activities:
	Investment in property and equipment                   	(4,493)     	(2,324)
	Proceeds from disposition of equipment                    	101         	118
			                                                	----------- 	-----------
Net cash used in investing activities                   	(4,392)     	(2,206)
			                                                 -----------  -----------          ------------






				See accompanying notes to consolidated financial statements


                       PRINTRONIX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                     -------------------------------------
                           For the Six Months Ended:
                  September 29, 1995 and September 23, 1994
 --------------------------------------------------------------------------
	                                (Unaudited)


                                                      			1995     	1994

Cash flows from financing activities:
	(Decrease) / increase in loans payable                   	-       	(543)
	Payment of short-term loan                               	-     	(2,100)
	Proceeds from issuance of common stock                 	625        	571
	Payments against debt borrowing                       	(252)      	(174)
		                                              	-----------	-----------

Net cash (used) provided by financing activities        	373     	(2,246)
                                              			-----------	-----------

Increase (decrease) in cash and cash equivalents      	3,805       	(603)
		                                              	-----------	-----------

Cash and cash equivalents at beginning of period      	8,345      	3,604
		                                              	-----------	-----------

Cash and cash equivalents at end of period          	$12,150     	$3,001
		                                                  	=======    	=======


---------------------------------------------------------------------
Supplementary disclosures of cash flow information:
	Taxes paid                                           	$272        	$79
	Interest paid                                        	$ 14        	$80
	Capital lease additions                              	$265        	$ -

See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------
                            SEPTEMBER 29, 1995
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

                                    		Three Months Ended		Six Months Ended
	                                     Sep. 29,	 Sep. 23,	  Sep. 29,	 Sep. 23,
		                                      1995	     1994	     1995	     1994
	Weighted avg. shares outstanding  	5,131,444	 4,757,109	5,079,267	 4,707,945

	Common stock equivalents:
		Options - Primary   	               398,150	   470,252	  416,124	   406,374
		Options - Fully Diluted            	398,231   	506,895  	433,871   	512,364

	Shares outstanding:
		Primary                          	5,529,594 	5,227,361	5,495,391 	5,114,319
		Fully Diluted                    	5,529,675  5,264,004	5,513,138 	5,220,309


                         PRINTRONIX, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                -----------------------------------------------
                                SEPTEMBER 29, 1995
                             -------------------------
                                   (Unaudited)

5)	Capital Stock

In December 1994, Printronix completed a stock split effected in the form of a fifty percent (50%) stock dividend. Retroactive effect has been given to the stock split in all share and per share data presented.

                        PRINTRONIX, INC. AND SUBSIDIARIES

               Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                           ---------------------------------------------


Reference is made to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1995 for a detailed discussion and analysis of the Company's financial condition and results of operations for the periods covered by that report.



RESULTS OF OPERATIONS


Revenues and Backlog

Net sales for the quarter ended September 29, 1995 were 6.4% lower than last quarter and 15.2% higher than the year-ago quarter. The decline in second quarter revenue over last quarter is primarily attributable to lower sales of 800 and 1200 line per minute line matrix printers to major OEMs. An increase of $1.4 million in laser products partially offset the decrease in line matrix revenues for the quarter. On a year-to-date basis, sales were up $14.0 million or 20.6% over the first six months of the prior fiscal year. The increase in revenue for the first six months of the year compared with the same period last year is due to higher sales levels of impact and laser products to both domestic and international customers.

Revenue from the Company's five largest customers, which primarily represents OEM business, decreased 11.5% over the prior quarter and increased 21.2% over the year-ago quarter. For the first six months of the fiscal year, sales to these customers was up $7.7 million or 21.5% over the prior year period.

Order backlog at quarter-end was $13.7 million compared with $17.6 million at the end of the previous quarter and $15.4 million at the end of the second quarter for the previous fiscal year. The decrease in backlog over the prior year continues to be driven by decreasing lead times for customer orders and more customers being converted to the Company's just-in-time drop shipment program.

Over the next two quarters, the Company will continue its manufacturing transition to a new family of fourth generation line matrix printers which will replace prior generations of all line matrix models. During this period, sales of line matrix printers could fluctuate from prior quarter's levels due to inherent risks associated with a rapid changeover and replacement of product lines. Factors which could influence sales during the transition include but are not limited to suppliers' ability to meet production requirements for certain critical components, the production of mature products, and customers' ability to manage the transition and estimate their inventory requirements for new and mature line matrix products.

Gross Profit

Gross profit as a percentage of sales for the quarter decreased to 24.6% compared with 25.9% in the prior quarter and 25.8% in the prior year quarter. The year-to-date gross profit percentage fell to 25.3% for the first six months of the fiscal year compared with 25.8% for the first six months of the prior fiscal year. The decline in gross profit percentage was partly due to additional manufacturing start-up costs associated with the transition from older line matrix products to the Company's new line matrix models, and partly from manufacturing inefficiencies associated with the drop in second quarter production levels.

                     PRINTRONIX, INC. AND SUBSIDIARIES




Operating and Other Expenses and Taxes

Engineering expense for the quarter was flat with the prior quarter and increased 14.7% over the prior year quarter. On a year-to-date basis, engineering expenses grew 22.7% to $7.2 million compared with $5.8 million for the first six months of the prior fiscal year. Increases over the prior year quarter and prior year six months have been driven by increased product development costs for newer line matrix printer models and higher customer support costs due primarily to the increased OEM business. Selling, general, and administrative expenses decreased 5.3% over the prior quarter and increased 6.5% over the prior year quarter. Year-to-date expenses increased by 7.5% to $8.9 million compared to $8.2 million for the corresponding prior year six months. The decrease in spending over last quarter was primarily due to lower European sales expenses. The increased spending over the prior year periods continues to be driven by higher sales expenses for advertising, marketing, and customer support due to higher OEM business and laser product sales. As a percentage of sales, selling, general, and administrative spending decreased to 10.8% for the current six months ended compared with 12.1% for the first six months of the prior fiscal year.

Other income was $0.1 million, on a year-to-date basis, compared with other expense of $0.3 million for the first six months of the prior fiscal year.
The increase in other income was due to additional interest income earned from higher cash levels from a year ago. Furthermore, short-term debt balances have declined resulting in lower levels of interest expense.

The year-to-date tax provision increased 26% due to an improvement in taxable income over the prior year. The Company continues to utilize Federal and California net operating loss carryforwards and is required to provide only for certain state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintained a strong financial position ending the quarter with cash, net of short-term borrowings, of $11.9 million compared with $11.0 million last quarter and $8.0 million for the year-ago quarter. Cash flow from operating activities grew primarily from profitable operations and aggressive management of receivables and inventory. Accordingly, the Company has not needed to utilize its $7.5 million unsecured line of credit with Wells Fargo Bank as of September 29, 1995.

Investment in capital equipment for the first six months of the fiscal year was $4.5 million compared with $2.3 million for the prior year six months. Year-to-date capital expenditures related primarily to additional machinery and tooling for new line matrix products and upgrades of computer hardware. The Company expects capital expenditure requirements to gradually decline over the next few quarters.

In December 1994 the Company completed a split-up effected in the form of a fifty percent (50%) stock dividend. Retroactive effect has been given to the stock dividend in stockholder's equity accounts as of September 29,1995, and in all share and per share data presented (see note 5). In addition, cash of $0.6 million was received for the first six months of the fiscal year, relating to the exercise of stock options pursuant to the Company's Stock Incentive Plan.

The Company believes that its internally-generated funds, together with available financing, will be adequate in providing its working capital requirements, capital expenditures, and engineering development needs through the current fiscal year.

                  PRINTRONIX, INC. AND SUBSIDIARIES

                   PART II.      OTHER INFORMATION
                   -------------------------------

          Item 1.     Legal Proceeding
          -----------------------------


See "Item 3. Legal Proceedings" reported in Part I of the Company's Report on Form 10K for the fiscal year ended March 31, 1995.


          Item 4.    Submission of Matters to a Vote of Security Holder
          -------------------------------------------------------------


The annual meeting of stockholders of the Company was held on August 15, 1995, at which five persons, constituting the entire board of directors, were elected to serve until the next annual meeting of stockholders. The names of the persons elected as directors are as follows:


                                         	Shares for       	Shares Withheld
Bruce T. Coleman                          	4,662,070           	18,365
John R. Dougery                           	4,664,840           	15,595
Ralph Gabai                               	4,664,490           	15,945
Erwin A. Kelen                            	4,664,840           	15,595
Robert A. Kleist                          	4,664,490           	15,945


                    PRINTRONIX, INC. AND SUBSIDIARIES

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    	PRINTRONIX, INC.


	                                                      (Registrant)










Date:	November 9, 1995                      By:  	George L. Harwood
                                                  ------------------
		                                               	Sr. Vice-President, Finance,
			                                               Chief Financial Officer, and
                                                  Secretary
			                                               (Principal Financial Officer
					                                             and Duly Authorized Officer)