Form 10-Q
period 1995-12-29
PRINTRONIX INC
filed 1996-02-13
CIK 311505

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


[X] 	QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 1995

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

			YES	    X    					 NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class of Common Stock				Outstanding at February 5, 1996

	     $ .01 par value 						  5,172,057

                   PRINTRONIX, INC. AND SUBSIDIARIES
                            TABLE OF CONTENTS
                     ------------------------------


 PART I.	FINANCIAL INFORMATION

 Item 1. 	Financial Statements

       			Statement Regarding Financial Information	(2)

       			Consolidated Balance Sheets

        				Assets	(3)

        				Liabilities and Stockholders' Equity	(4)

       			Consolidated Statements of Operations	(5)

       			Consolidated Statements of Cash Flows	(6)

       			Condensed Notes to Consolidated Financial Statements	(8)

	Item 2.  Management's Discussion and Analysis of Financial Condition
       			and Results of Operations	(9)


PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	(11)

	Item 5.	Other Information	(11)

	Signatures		(12)

                   PRINTRONIX, INC. AND SUBSIDIARIES
                             FORM 10-Q
                            ------------
                 FOR THE QUARTER ENDED DECEMBER 29, 1995
                 ----------------------------------------

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

                       PRINTRONIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                    Assets

                                        	December 29,       March 31,
		                                           1995	            1995
		                                                      (Derived from audited
	                                          (Unaudited)   financial statements)
	                                   --------------------	--------------------
			                                             (In thousands)

 CURRENT ASSETS:
	Cash and cash equivalents (Note 2)            	$10,420	      		$8,345
	Accounts receivable, net of allowances
		for doubtful accounts of
		$ 891 as of December 29, 1995 and
		$ 908 as of March 31, 1995                    	22,120	      		22,305

	Inventories (Note 3)
	Raw materials, subassemblies and
		work in process	                               15,043			      16,139
	Finished goods                                  	3,341		       	2,959
		                                         	-----------   	-----------
                                              			18,384		      	19,098

	Prepaid expenses                                  	913	         		715
		                                         	-----------   	-----------
TOTAL CURRENT ASSETS                            	51,837		      	50,463
		                                         	-----------   	-----------
 	Property and Equipment, at cost:
		Machinery and equipment                       	30,758	      		26,809
		Furniture and fixtures                        	13,187		      	12,037
		Leasehold improvements                         	3,458		       	3,311
	                                         		-----------   	-----------
	                                              		47,403	      		42,157
	Less-Accumulated depreciation
		and amortization                             	(33,234)		    	(31,215)
		                                         	-----------   	-----------
		                                              	14,169		      	10,942
		                                         	-----------   	-----------
	Other assets                                      	264	         		270
		                                         	-----------   	-----------
TOTAL ASSETS                                   	$66,270       	$61,675
                                             			=======       	=======

           See accompanying notes to consolidated financial statement

                      PRINTRONIX, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS  - continued
                          ---------------------------
                    Liabilities and Stockholders' Equity
                    ------------------------------------




                                       	December 29,           	March 31,
		                                         1995	                  	1995
		                                                      (Derived from audited
	                                       (Unaudited)      financial statements)
	                               --------------------  	-----------------------
	                                           			(In thousands)

CURRENT LIABILITIES:

	Short-term debt                              	310                   	257
	Accounts payable                          	10,018                	11,192
	Accrued expenses:
		Payroll and employee benefits             	3,467                 	3,758
		Warranty                                  	1,136                 	1,136
		Environmental                               	214                   	214
		Restructuring expenses                       	--                    	93
		Other                                     	1,061                 	1,619
	Accrued income taxes                         	155                   	379
			                                   	-----------           	-----------
TOTAL CURRENT LIABILITIES                  	16,361                	18,648
			                                   	-----------           	-----------

	Other long-term liabilities                	1,485                 	1,485


STOCKHOLDERS' EQUITY:
	Common stock, par value $0.01-
		Authorized 18,000,000 shares,
			issued and outstanding
			5,158,295 and 4,972,561
			shares as of December 29, 1995 and
			March 31, 1995, respectively.               	52                   	50
	Additional paid-in capital                	28,836               	27,393
	Retained earnings                         	19,536               	14,099
			                                   	-----------          	-----------
		Total Stockholders' Equity               	48,424               	41,542
			                                   	-----------          	-----------
TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	                     $66,270              	$61,675
			                                       	=======              	=======


             See accompanying notes to consolidated financial statement

                      PRINTRONIX, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
                                 (Unaudited)

                             	Three Months Ended    	Nine Months Ended

                              	Dec. 29,	Dec. 23,	     Dec. 29,	Dec. 23,
	                               1995     	1994        	1995     	1994
                            	(Amounts in thousands, except share data)

NET SALES                     	$37,091  	$37,645    	$118,812  	$105,411
COST OF SALES                  	29,302   	27,798      	90,352    	78,065
			                       	----------- 	--------	  ----------	 ---------
	Gross Profit                   	7,789    	9,847      	28,460    	27,346

OPERATING EXPENSES:
	Engineering and development    	3,085    	3,262      	10,248     	9,100
	Selling, general and
  administrative                	4,117	    4,579      	12,970    	12,811
			                       	-----------	 -------- 	  ---------  	--------
Total operating expenses        	7,202    	7,841	      23,218	    21,911
				                       ----------- 	--------   	---------	  --------
INCOME FROM OPERATIONS            	587    	2,006       	5,242     	5,435
				                       ----------- 	--------   	---------	  --------
Other (income) expense, net      	(206)      	85        	(351)      	434
				                       ----------- 	--------   	---------  	--------
INCOME BEFORE TAXES               	793    	1,921       	5,593	     5,001

Provision (credit) for
 income taxes                     	(37)      	19         	156       	172
				                       ----------- 	--------    ---------	  --------
NET INCOME                     	$  830 	$  1,902	   $   5,437  	$  4,829
				                           =======  	=======     	=======   	=======
EARNINGS PER SHARE (Note 4):

	Primary                   	  $    .15	  $   .35	    $   .99  	  $   .92
	Fully Diluted	               $    .15  	$   .35  	  $   .99  	  $   .90
			                          	========	  =======    	=======    	=======
WEIGHTED AVERAGE
SHARES OUTSTANDING (Note 4):

	Primary                    	5,462,238 5,401,299  5,501,036	  5,254,745
	Fully Diluted	              5,462,238	5,454,763 	5,501,784  	5,387,049
			                          =========	=========	 =========	  =========


              See accompanying notes to consolidated financial statements

                      PRINTRONIX, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                         For the Nine Months Ended:
                    December 29, 1995 and December 23, 1994
   -----------------------------------------------------------------------
	                                 (Unaudited)


                                      	     			1995               	1994
Cash flows from operating activities:
	Net income                                 	$ 5,437             	$4,829

Adjustments to reconcile net income to
	net cash provided (used) by operating
 activities:

	Depreciation and amortization	                4,218              	3,756
	Loss on sale of property & equipment            	22                	119
	Compensation expense related to
  restricted stock plan	                         784                	432

	Changes in assets and liabilities:
		Accounts receivable                           	185             	(3,177)
		Inventories                                   	714             	(2,473)
		Accounts payable                           	(1,174)             	2,057
		Payroll and employee benefits                 (351)               	880
		Accrued income taxes                         	(224)                	37
		Other                                        	(783)             	1,011
		                                     		-----------        	-----------
Net cash provided by operating activities     	8,828              	7,471
			                                     	-----------	        -----------
Cash flows from investing activities:
	Investment in property and equipment        	(7,136)            	(3,993)
	Proceeds from disposition of equipment         	135                	225
			                                     	-----------        	-----------
Net cash used in investing activities        	(7,001)            	(3,768)
			                                      -----------         -----------                     ------------



           See accompanying notes to consolidated financial statement

                        PRINTRONIX, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                       -------------------------------------
                           For the Nine Months Ended:
                    December 29, 1995 and December 23, 1994
   -------------------------------------------------------------------------
	                                  (Unaudited)



                                       	  			1995              	1994

Cash flows from financing activities:
	Decrease in loans payable                       	-            	(543)
	Payment of short-term loan                      	-          	(2,100)
	Proceeds from issuance of common stock        	661           	1,147
	Payments against debt borrowing              	(413)           	(186)
		                                     	-----------     	-----------

Net cash (used) provided by financing
 activities                                    	248          	(1,682)
		                                     	-----------     	-----------

Increase in cash and cash equivalents        	2,075           	2,021
		                                     	-----------     	-----------

Cash and cash equivalents at
 beginning of period                         	8,345           	3,604
		                                     	-----------     	-----------

Cash and cash equivalents at end
 of period                                 	$10,420          	$5,625
		                                         	=======         	=======


---------------------------------------------------------------------
Supplementary disclosures of cash flow information:
	Taxes paid                                  	$303            	$103
	Interest paid                              	 $ 19	            $ 95
	Capital lease additions	                     $466	            $  -


        See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------
                             DECEMBER 29, 1995
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

	The Company considers all highly liquid temporary cash investments with maturities of three months or less at the time of purchase to be cash equivalents. The effect of exchange rate changes on cash balances held in foreign currencies was not material for the periods presented.

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



                                 		Three Months Ended		Nine Months Ended
	                                  Dec. 29,   Dec. 23,	  Dec. 29,	 Dec. 23,
                                  		  1995	      1994	     1995	      1994
	Weighted avg. shares outstanding	5,148,283	 4,886,344	4,972,561	 4,767,411

	Common stock equivalents:
		Options - Primary              	  313,955	   514,955	  528,475	   487,334
		Options - Fully Diluted          	313,955   	568,419  	529,223   	619,638

	Shares outstanding:
		Primary                        	5,462,238 	5,401,299	5,501,036 	5,254,745
		Fully Diluted                  	5,462,238  5,454,763	5,501,784 	5,387,049


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

RESULTS OF OPERATIONS

Revenues and Backlog

Sales for the quarter ended December 29, 1995 were $37.1 million compared with $39.5 million last quarter and $37.6 million in the year-ago quarter.
The revenue decline compared with both the prior and year-ago quarters resulted primarily from lower sales of line matrix products to OEM customers who are minimizing mature product inventory prior to fully phasing over to the Company's new Proline Series 5 family of line matrix products. As a result of this transition, revenue from the Company's five largest customers, consisting primarily of OEMs, decreased 16% from the prior quarter and 11% from the year-ago quarter. Sales of the new line matrix products totaled
$5.0 million for the quarter, or 13% of revenue, compared with 3% in the prior quarter. All OEM customers have either already introduced the Proline Series 5 models or are expected to announce the new family during the next few quarters. On a year-to-date basis, sales grew to $118.8 million compared with $105.4 million for the first nine months of the prior fiscal year. Year-to-date sales growth was driven by a $7.2 million increase in line matrix sales to major OEM customers combined with a $6.2 million growth in non-impact revenue to distribution customers.

Order backlog as of December 29, 1995 was $18.3 million compared with $13.7 million at the end of the previous quarter and $16.4 million at the end of the year-ago quarter. The backlog reflects higher customer orders for the Company's new line matrix products.

As the Company continues its transition from mature line matrix printers to the new Proline Series 5 family, inherent risks associated with the discontinuation of older product lines and the production ramp-up of the new models could result in line matrix sales that fluctuate from prior quarter levels. Risk conditions which could adversely influence sales levels include, but are not limited to, suppliers' ability to meet production requirements, the Company's ability to ramp-up production of the new products while discontinuing the production of mature products and customer's ability to manage the transition and estimate their inventory requirements for new and mature line matrix products.

Gross Profit

Gross profit as a percentage of sales was 21% compared with 25% in the prior quarter and 26% in the year-ago quarter. The decline in the gross profit percentage from the prior and year-ago quarters resulted primarily from manufacturing inefficiencies related to lower production volumes of mature line matrix printers and continued start-up costs of the new Proline Series 5 models. Start-up costs for the quarter consisted primarily of rework, training, and unfavorable purchase price variances. The Company anticipates a gradual improvement in the gross profit percentage over the long-term as customers begin taking higher volumes of the new Proline models.

                   PRINTRONIX, INC. AND SUBSIDIARIES


Operating, Other Expenses and Taxes

Engineering spending for the quarter decreased to $3.1 million, down 14% from the prior quarter and down 5% from the year-ago quarter. On a year-to-date basis, engineering expense grew to $10.2 million compared with $9.1 million for the first nine months of the prior fiscal year. Increased year-to-date spending reflects higher development costs for new line matrix models, while decreased spending for the quarter compared with the prior and year-ago quarters reflects lower engineering costs on expendable materials and certain labor costs. As a percentage of sales, engineering expense decreased to 8% compared with 9% in the prior and year-ago quarters.

Selling, general and administrative expense decreased 4% compared with the prior quarter and 10% compared with the year-ago quarter. On a year-to-date basis, spending remained essentially flat with the prior fiscal year at $13 million. Decreased spending compared with the prior and year-ago quarters reflects a decline in general and administrative expenses as the Company focuses on minimizing and deferring discretionary administrative spending until the new Proline products are in full production. Selling, general and administrative expense, as a percentage of sales, was 11% for the current and prior quarter compared with 12% for the year-ago quarter.

Other income on a year-to-date basis was $0.4 million compared with expense of $0.4 million for the prior fiscal year. The increase in other income resulted primarily from greater interest income on higher average cash balances combined with decreasing interest expense on short-term debt.

The Company continues to utilize Federal and California net operating loss carryforwards and is required to provide only for certain state and foreign taxes. The tax credit of $37,000 for the quarter represents an adjustment to accrued income taxes payable based on revised estimates of taxable income for the fiscal year. The Company expects a minimal or zero tax provision during the fourth quarter ending March 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash, net of short-term borrowing, was $10.1 million, up $5.2 million over the year-ago quarter and down $1.8 million from the prior quarter. Increased cash balances compared with the year-ago quarter resulted primarily from increased year-to-date profitability, while the decline in cash compared with the prior quarter resulted from lower net income together with increased capital spending.

Investment in capital equipment on a year-to-date basis was $7.1 million compared with $4.0 million for the first nine months of the prior fiscal year. The increase in capital spending consisted primarily of $0.8 million in initial expenditures for a new client server corporate information system, $0.4 million for the purchase of a new phone system and additions of machinery and equipment for production of new products. The Company anticipates increased spending levels over the next few quarters.

The Company believes that its internally-generated funds, together with available financing, will be adequate in providing working capital require-ments and engineering development needs through calendar year 1996.

                    PRINTRONIX, INC. AND SUBSIDIARIES

                     PART II.      OTHER INFORMATION
                     -------------------------------

                      Item 1.     Legal Proceedings
                      -----------------------------


See "Item 3. Legal Proceedings" reported in Part I of the Company's Report on Form 10K for the fiscal year ended March 31, 1995.


                       Item 5.     Other Information
                       -----------------------------

The Company is party to restricted stock purchase agreements with certain of its officers pursuant to which those officers purchased stock from the Company at a discount to the market price. These agreements each provide for a right of repurchase by the Company. The right of repurchase lapses as to a portion of the shares in each fiscal year in which a certain performance criterion is met. The lapse of the repurchase right means that such portion of the shares becomes vested. In recognition of the officers' services to the Company and the Company's performance in the first nine months of fiscal year 1996, effective December 29, 1995 the Company and those officers each entered into agreements amending such restricted stock purchase agreements by terminating the Company's right to repurchase the portion of those shares in respect to fiscal year 1996, thus causing that portion of shares to become vested.

                     PRINTRONIX, INC. AND SUBSIDIARIES

                                SIGNATURES
                                -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  	PRINTRONIX, INC.


                                            	        (Registrant)










Date:	February 12, 1996                     	By:	George L. Harwood
		                                              	Sr. Vice-President, Finance,
			                                              Chief Financial Officer, and
                                                 Secretary
		                                              	(Principal Financial Officer
				                                             	and Duly Authorized Officer)