Form 10-K
period 1996-03-29
PRINTRONIX INC
filed 1996-06-20
CIK 311505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 29, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to ______________
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (714) 863-1900
                                  ------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

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

Yes  [ X ]        No [   ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        On May 10, 1996, there were 7,837,182 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock (based upon the closing price of $14.92 per share in the over-the-counter market on May 10,
1996) held by non-affiliates of the Registrant was approximately $89,840,436.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 29, 1996 are incorporated by reference into Parts I, II and IV of this report.

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 13, 1996 are incorporated by reference into
Part III of this report.

PART I

ITEM 1.       BUSINESS

        Certain geographic information for Item 1 is contained in the Company's 1996 Annual Report to Stockholders on page 16, which information is incorporated herein by reference (and except for that page, the Company's Annual Report to Stockholders for the fiscal year ended March 29, 1996 is not deemed filed as part of this report).

GENERAL

        Printronix, Inc. designs, manufactures, and markets medium and high speed printers used on a wide range of computer systems and associated networks. Printronix printers produce "hard copy" output using line matrix, laser and thermal printing technologies. The Company's products are designed primarily for business and industrial applications where performance and reliability are paramount. All of the Company's printers have extensive graphics capabilities allowing them to support most popular graphics languages while printing most output types such as text, reports, tabular data, computer graphics, bar codes, forms, labels, logos, etc.

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

        Impact printers are generally classified as being either text or graphics printers and as either serial or line printers. Text printers print a predetermined set of fully formed characters. Graphics printers print dots anywhere on the paper and are used for text and graphics applications. Serial printers print one character at a time and line printers print one line at a time. Impact printers can print both single-part and multi-part forms.

        Graphic printers form characters by printing dots in combinations of patterns. Such printers are called dot matrix or line matrix printers. Dot matrix or serial matrix printers create characters one at a time in horizontal sweeps across the page. Printronix manufactures line matrix printers, which print complete line of dots, thus combining the flexibility of the matrix printing technique with the reliability and durability of a line printer.

        Non-impact printers print on paper by means of thermal, electrostatic, inkjet, laser, LED, and other techniques that deliver high resolution printed output for letter quality and graphics applications, but print only single-part forms.

TECHNOLOGY

        Printronix products include line matrix printers, laser printers and thermal printers. This product line is unified by a common printer controller architecture called PSA(TM), Printronix System Architecture. This architecture permits all three printing technologies to be application compatible by supporting common graphics languages and computer host communication protocols.

LINE MATRIX PRINTERS

        The newest Printronix line matrix printers, the ProLine Series 5, operate at 475, 800, and 1200 lines per minute as summarized below. The older models, MVP, P3000 series, P6000 series, P4000 series and P9000 series are being phased out of production.

        Printing is accomplished as the hammer bank shuttles a small distance back and forth, enabling the hammers to place dots anywhere along a row across the paper. Successive dot rows are produced by the paper advancing while the hammer bank reverses for printing the next dot row. Dots overlap horizontally and vertically to produce graphics as well as alphanumeric characters.

LINE MATRIX PRINTER MODEL         SPEED (LINES PER MINUTE)        HAMMERS
- --------------------------        ------------------------        -------
MVP Series                        200                             22
P3000 Series                      400                             34
P6040/P6240                       400                             44
P6080/P6280                       800                             66
P4000 Series                      800                             47
P9000 Series                      1200                            88
P5000 Series                      475, 800, 1200                  28, 43, 91

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

LASER PRINTERS

        The Company's laser printers create images on paper electrographically like a copier machine. The image is fixed to the paper with toner in the same manner as copiers. The intelligent controllers that are designed by the Company are integrated with print engines purchased from outside suppliers. Both models are available with optional power stackers.

LASER MODEL     PAPER                        SPEED (PAGES PER  MINUTE)
- -----------     -----                        -------------------------
L1024           A-Size Continuous Form       24 PPM
L5031           13.6 Inch Continuous Form    31 PPM
                and B-Size Cut Sheet

THERMAL PRINTERS

        The Company's thermal printers create images on paper by heating thermal sensitive media. The image is created either by heating an ink based ribbon which transfers its ink to the paper label material (transfer) or by heating paper label material in which the thermally sensitive ink is already impregnated (direct). This type of printer is especially useful in "on-demand" label applications. These models use print engines purchased from outside suppliers and are integrated with Printronix Systems Architecture, (PSA).

THERMAL                       DIRECT OR      SPEED
MODEL       PAPER             TRANSFER       (INCHES PER SECOND)     DPI
- -----       -----             --------       -------------------     ---
T1006       6.3 Inch Label    Both           6 IPS                   203
T3204       4.1 Inch Label    Both           10 IPS                  203
T3306       6.4 Inch Label    Both           8 IPS                   300
T3308       8.5 Inch Label    Both           5 IPS                   300

PRODUCTS

        Line matrix models include the new ProLine Series 5(TM) family with speeds ranging from 475 to 1200 lines per minute. The new ProLine Series models replace the Company's previous generation models in the P3000, P4000, P6000, and P9000 series. Applications for line matrix printers include reports, multi-part forms, bar codes, labels and program listings.

        The L5031 continuous form laser printer operates at up to 31 pages per minute. The L5031 has a unique flash fusing process, known as DuraFusion(TM), which produces output of exceptional durability and quality. And, unlike other laser printers, the L5031 can print on a wide variety of media including synthetics and plastic cards. The L5031's wide carriage, duty cycle and durability of the output makes it particularly well suited for high volume utility type billing and labeling applications.

        The L1024 continuous form laser printer operates at up to 24 pages per minute. Utilizing the more conventional heat/pressure fusing process, the L1024, with its 8-1/2 inch wide carriage and more modest duty cycle, is primarily used for medium volume billing and labeling applications. The L1024 replaces the L1016 continuous form laser printer which operated at up to 16 pages per minute.

        The new ThermaLine(TM) family of thermal printers is dedicated to bar code/label printing applications. Ranging in print width from 4.1 to 8.5 inches and in speed from 10 to 5 inches per second, ThermaLine printers address a wide range of label printing applications in the manufacturing, distribution, retail and healthcare sectors.

        The Company's ProLine Series 5, laser and ThermaLine printers employ the Printronix System Architecture (PSA(TM)) design which provides software compatibility among its printer families. All of the Company's printers support Printronix IGP/PGL(TM) and IGP/VGL bar code label printing languages.

MARKETING AND CUSTOMERS

        The market for the Company's products is related to the market for computer and bar code systems. Printronix printers are marketed worldwide directly to original equipment manufacturers (OEMs) and to end users through a network of full-service distributors and resellers.

        The Company's 10 largest customers accounted for an aggregate of approximately 64, 66, and 57 percent of net sales during the fiscal years ended March 1996, 1995, and 1994, respectively. During fiscal 1996, the Company sold its products to major OEMs, and distributors/resellers, which accounted for approximately 48 percent and 52 percent of net sales, respectively.

        In fiscal 1996, the Company had two customers which individually represented greater than 10 percent of consolidated net sales. Sales to the largest customer, IBM, represented 30.1 percent, 28.8 percent and 10.7 percent of net sales for fiscal years 1996, 1995 and 1994, respectively. On a geographic basis, fiscal 1996 sales to the largest customer represented 33 percent of domestic net sales and 26 percent of international net sales. Sales to the second largest customer represented 10.1 percent, 10.5 percent and 14.6 percent of consolidated net sales for fiscal years 1996, 1995, and 1994, respectively. A significant decline in sales to either customer could have an adverse effect on the Company's operations.

COMPETITION

        The Company has a wide range of printers that compete in the overall market for medium and high speed computer printers. The overall market includes serial, line matrix, band, laser and thermal transfer printers. This overall market includes a large captive market which consists of computer systems manufacturers that formerly produced their own printers and in the past have not bought from independent printer manufacturers. Due to the increasing competitive nature and the level of investment now required for ongoing printer development, most of these OEMs are now buying from independent manufacturers. The Company competes on a direct basis with several companies of varying sizes, including some of the largest businesses in the United States and Japan, in the non-captive market. Competing products include high end serial printers, medium and high speed line printers, laser printers, thermal printers, and other non-impact technologies.

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

ORDER BACKLOG

        The Company's order backlog at March 29, 1996 was approximately $23,703,000, compared with $17,559,000 at March 31,1995 and $18,553,000 at
March 25, 1994. The backlog represents orders for which the majority of products have a delivery date and expected ship date of three months or less.

RAW MATERIALS

        The Company purchases basic mechanical and standard electronic components from numerous outside vendors. Most of those components used in the Company's impact printers are immediately available from alternate sources. The Company also purchases certain components from sole sources and has no reason to believe that it will be unable to obtain those components. However, if the Company were to lose any sole source for a component, there could be a delay in shipment of printers using those components until an alternate source begins production. The Company's laser and thermal printer products are designed to use specific print engines and printer assemblies manufactured by outside vendors. The Company has entered into written purchase agreements for these printer components and has no reason to believe that it will be unable to obtain the materials required.

ENGINEERING AND DEVELOPMENT

        The Company operates in an industry which is subject to rapid technological change, and its ability to compete successfully depends upon, among other things, its ability to react to change. Accordingly, the Company is committed to the development of new products. During fiscal 1996, 1995, and 1994, its engineering and development expenditures incurred were approximately $13,694,000, $12,666,000, and $10,201,000, respectively. Substantially all expenditures were Company sponsored. A substantial portion of engineering and development expenditures were associated with the continued development of lower cost line matrix printers, software and hardware development of the Printronix System Architecture for laser, thermal and line matrix printers.

        New products under development in fiscal 1996 included the following:
(1) higher performance and lower cost fifth generation (P5000) line matrix printers with twinax, coax, and IPDS emulation capabilities; (2) customized versions of standard model printers for major OEM customers; (3) laser printers including the L1024 and the L5031 with IBM, IPDS, IGP, and HP PCL 5 emulation capabilities; and (4) thermal printers including the T3000 family with IBM and IGP emulation capabilities.

PATENTS AND LICENSES

        The Company has been issued 36 United States patents, and related foreign patents (primarily in Canada, the United Kingdom, France and Germany) associated with various aspects of its printers. One of the foreign patents will expire in September 1996 and two of United States patents will expire in December 1996. The Company believes that its patented line dot matrix printing technology has competitive value and intends to continue its practice of enforcing its patent rights against potential infringers where it deems appropriate. Although there can be no assurance that the Company will be successful in defending its rights to any of its patents, the Company believes that its patents are valid.

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

EMPLOYEES

        The Company had 885 employees as of March 29, 1996 including 529 in the United States, 307 in Singapore and 49 in Europe.

        None of the Company's employees in North America or Singapore is subject to a collective bargaining agreement. Printronix Nederland BV is a member of the Employers Union F.M.E., and some of its employees have elected to become members of an employee union. This employee union is not government sponsored and is supported by contributions from its members. The Company believes that its relationship with its employees is good.

FOREIGN OPERATIONS

        The Company has manufacturing facilities in Singapore, wherein line matrix printer products and some printed circuit board assemblies are produced. In The Netherlands, the Company has a facility that provides product support, customer service, product distribution and assembly of selected models of laser and thermal printers. International sales, represented approximately 41 percent, 38 percent, and 38 percent of the Company's total sales in fiscal years 1996, 1995, and 1994, respectively. The Company has sales offices within Germany, France, the United Kingdom and Singapore. The Company is not aware of any significant risks with respect to its foreign business other than those inherent in the competitive nature of the business and fluctuations in foreign currency exchange rates. Selected financial information regarding foreign and export sales by geographic area is set forth in Note 4 of Notes to Consolidated Financial Statements.


ITEM 2.       PROPERTIES

        The Company's executive, manufacturing, engineering, administrative and marketing offices are located in a total of approximately 169,000 square feet of leased facilities in Irvine, California.

        The Company's foreign operations are located in The Netherlands and Singapore in leased facilities of 33,741 and 79,000 square feet, respectively. The Company also leases several small offices, generally on short-term leases, throughout the United States and Europe for sales or service. See Note 2 of Notes to Consolidated Financial Statements for a summary of the expiration dates and lease or rental commitments.

        Subsequent to year-end the Company completed an agreement to purchase a new manufacturing facility in Singapore. This state-of-the-art facility is anticipated to result in capital expenditures of $3.8 million for the building with an additional $2.0 million in building improvements. The Company expects to finance approximately 86% of the building cost as long-term debt. The Company expects to take possession of the new building in the first quarter of fiscal 1997.

ITEM 3.       LEGAL PROCEEDINGS

ENVIRONMENTAL ASSESSMENT

        In January 1994, the Company was notified by the California Regional Water Quality Control Board - Santa Ana Region (the "Board") that groundwater monitoring reports indicated that the groundwater under one of the Company's former production plants was contaminated with various chlorinated volatile organic compounds (VOCs). Evidence adduced from site studies undertaken to date indicates that compounds containing the VOCs were used by the prior tenant during its long-term occupancy of the site. The tests also indicate that the composition of the soil is such that off-site migration of contamination is very slow and contamination is most likely confined to the site. Investigation indicates that the prior occupant is a well established business enterprise which has substantial assets and is affiliated with a publicly traded company.

        In March 1996, the Company received a request from the Board for information regarding chemicals used by the Company or others on property adjacent to the former production plant site. Although, the Company previously used a small portion of this adjacent property primarily for office space and a machine shop, initial review indicates that the Company did not use compounds containing VOCs on this adjacent property.

        There are presently no Board remediation orders outstanding against the Company. As of March 29, 1996, the Company has reserved $214,000 to cover further legal fees or any additional expenses related to environmental tests which could be requested by the Board at the site. To date, the Company has incurred only minimal expense in its initial response to the Board's request for information and for environmental testing. However, the Company could be subject to charges related to remediation of the site. These charges on a preliminary (and very general) basis, could be estimated as follows:

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

        The Company is convinced that it bears no responsibility for any contamination at the site and intends to vigorously defend any action which might be brought against it in respect thereto. Furthermore, the Company believes it has adequately accrued for any future expenditures in connection with further legal fees or additional environmental tests that could be requested by the Board at the site, and that such expenditures will not have a materially adverse effect on its financial condition or results of operations. However, because of the uncertainty of this matter there is no assurance the actual costs will not exceed management's estimate.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company and their ages as of May 10, 1996 are as follows:


Robert A. Kleist          67    President, Chief Executive Officer
                                and Director

J. Edward Belt, Ph.D.     62    Senior Vice President, Engineering, Chief
                                Technical Officer, and Assistant Corporate
                                Secretary

George L. Harwood         51    Senior Vice President, Finance and Management
                                Information Systems (MIS), Chief Financial
                                Officer, and Corporate Secretary

C. Victor Fitzsimmons     48    Senior Vice President, Worldwide Manufacturing

Richard A. Steele         51    Senior Vice President, Sales and Marketing

        Officers are appointed by and hold office at the pleasure of the Board of Directors.

        Mr. Kleist is one of the founders of the Company and has served as a director and its President and Chief Executive Officer since its formation in 1974. In addition, Mr. Kleist served as Chief Financial Officer from February 1987 to October 1988, a position he also held from August 1985 until January 1986. Mr. Kleist is a director of Seagate Technology, a manufacturer of computer disk drives.

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


                                    PART II

        Information for Items 5, 6, 7 and 8 is contained in the Company's 1996 Annual Report to Stockholders on the following pages, which information is incorporated herein by reference (and except for these pages, the Company's Annual Report to Stockholders for the fiscal year ended March 29, 1996 is not deemed filed as part of this report):

                                                             Annual Report to
                                                               Stockholders
Item No.         Title                                        Page Reference
- --------         -----                                      ------------------
Item 5.          Market for Registrant's Common Equity      14, 20, back cover
                 and Related Stockholder Matters

Item 6.          Selected Financial Data                    inside cover

Item 7.          Management's Discussion and Analysis       8-10
                 of Financial Condition and Results of
                 Operations

Item 8.          Financial Statements and Supplementary     11-20
                 Data


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

        Information required under Item 10 "Directors and Executive Officers of the Registrant" (except for certain information concerning the Executive Officers provided in Part I of this report), Item 11 "Executive Compensation,"
Item 12 "Security Ownership of Certain Beneficial Owners and Management," and
Item 13 "Certain Relationships and Related Transactions" has been omitted from this report. Such information is hereby incorporated by reference from Printronix's Proxy Statement for its Annual Meeting of Stockholders to be held on August 13, 1996, which the Company intends to file with the Securities and Exchange Commission not later than July 9, 1996.

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)   Index to Financial Statements                                          *Page in
      -----------------------------                                          --------
                                                                             Annual Report
                                                                             -------------
      1.   Financial Statements included in Part II of this report:

           Report of Independent Public Accountants                               20

           Consolidated Balance Sheets as of March 29, 1996 and
           March 31, 1995                                                         11

           Consolidated Statements of Operations for Each of the
           Three Years in the Period Ended March 29, 1996                         12

           Consolidated Statements of Stockholders' Equity for Each
           of the Three Years in the Period Ended March 29, 1996                  12

           Consolidated Statements of Cash Flows for Each of the
           Three Years in the Period Ended March 29, 1996                         13

           Notes to Consolidated Financial Statements                             14-19

      *    Incorporated by reference from the indicated pages of the Company's Annual Report to Stockholders for the fiscal year ended March 29, 1996 (and except for these pages, the Company's Annual Report to Stockholders for the fiscal year ended
           March 29, 1996, is not deemed filed as part of this report).

      2.   Schedules Supporting the Consolidated Financial Statements:            Page in
           -----------------------------------------------------------            -------
                                                                                  This Report
                                                                                  -----------

           Report of Independent Public Accountants on Schedules                  11

           Schedule II - Valuation and Qualifying Accounts                        13

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Printronix, Inc.:

        We have audited in accordance with generally accepted auditing standards, the financial statements included in Printronix, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 29, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                              ARTHUR ANDERSEN LLP



Orange County, California
April 29, 1996

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 20, 1996

                                      PRINTRONIX, INC.

                                      BY  ROBERT A. KLEIST
                                          -------------------------------
                                          Robert A. Kleist, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                    TITLE                               DATE
ROBERT A. KLEIST             President, Chief Executive          June 20, 1996
- ------------------------     Officer and Director (Principal
Robert A. Kleist             Executive Officer)

GEORGE L. HARWOOD            Senior Vice President,              June 20, 1996
- ------------------------     Finance & MIS, Chief Financial
George L. Harwood            Officer and Corporate
                             Secretary (Principal Accounting
                             and Financial Officer)

BRUCE T. COLEMAN             Director                            June 20, 1996
- ------------------------
Bruce T. Coleman

JOHN R. DOUGERY              Director                            June 20, 1996
- ------------------------
John R. Dougery

RALPH GABAI                  Director                            June 20, 1996
- ------------------------
Ralph Gabai

ERWIN A. KELEN               Director                            June 20, 1996
- ------------------------
Erwin A. Kelen





                                      _12-

                       PRINTRONIX, INC. AND SUBSIDIARIES

                              -------------------

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

         FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED MARCH 29, 1996


                                                 Additions
                                           -----------------------
                             Balance at     Charged to   Charged                        Balance
                             Beginning      Cost and     to Other                       at End
Description                  of Period      Expenses     Accounts       Deductions      of Period
- ---------------------------------------------------------------------------------------------------
YEAR ENDED
MARCH 29, 1996

Allowance for
doubtful accounts          $ 908,000        $ 141,000    $      -        $  112,000 A    $ 937,000
                           =========        =========    ==========      ==========      =========

YEAR ENDED
MARCH 31, 1995

Allowance for
doubtful accounts         $ 677,000         $ 330,000    $      -        $   99,000 A   $  908,000
                          =========         =========    ==========      ==========     ==========

YEAR ENDED
MARCH 25, 1994

Allowance for
doubtful accounts          $  922,000       $ 120,000   $       -        $  365,000 A   $  677,000
                           ==========       =========   ===========      ==========     ==========

Descriptions of other additions and deductions:

A - Write-off of bad debt

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





                                      _14-

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

    13            The Company's Annual Report to Stockholders for the fiscal year ended March 29, 1996,
                  (with the exception of the information incorporated by reference into Items 5, 6, 7 and 8 of this report, the Annual Report to Stockholders is not deemed to be filed as part of this report).

    21            List of Printronix's subsidiaries.

    23            Consent of Independent Public Accountants, Arthur Andersen LLP, to the
                  incorporation of their reports herein to Registration Statement Nos. 2-70035,
                  33-14288 and 33-83156.

    27            Financial Data Schedule ("This schedule contains summary financial information extracted from the Company's Annual Report for the fiscal year ended March 29, 1996 and is qualified in its entirety by reference to such financial statements.")





                                      _15-