Form 10-Q
period 1996-06-28
PRINTRONIX INC
filed 1996-08-06
CIK 311505

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


[X] 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 1996

				  OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from                  to


	Commission file number 0-9321

	PRINTRONIX, INC.
	(Exact name of registrant as specified in its charter)

		Delaware	    95-2903992
	(State or other jurisdiction of	(I.R.S. Employer
	incorporation or organization)	Identification No.)

		17500 Cartwright
		PO Box 19559
		Irvine, California	   92623-9559
	(Address of principal executive offices)	     (Zip Code)

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

			YES	    X    					 NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class of Common Stock				Outstanding at July 18, 1996

	     $ .01 par value 						  7,867,871

PRINTRONIX, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
- ------------------------------


PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

			Statement Regarding Financial Information	(2)

			Consolidated Balance Sheets

				Assets	(3)

				Liabilities and Stockholders' Equity	(4)

			Consolidated Statements of Operations	(5)

			Consolidated Statements of Cash Flows	(6)

			Condensed Notes to Consolidated Financial Statements	(8)

	Item 2.     Management's Discussion and Analysis of Financial Condition
			and Results of Operations	(10)


PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	(12)

	Signatures		(13)

PRINTRONIX, INC. AND SUBSIDIARIES
FORM 10-Q
- ------------
FOR THE QUARTER ENDED JUNE 28, 1996
- ----------------------------------------

PART I.     FINANCIAL INFORMATION
- -------------------------------------------

Item 1.     Financial Statements
- ---------------------------------


STATEMENT REGARDING FINANCIAL INFORMATION
- ---------------------------------------------------------

The financial statements included herein have been prepared by Printronix, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 29,1996, as filed with the Securities and Exchange Commission.



PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
- ---------------------------

Assets

                                    	June 28, 1996           March 29, 1996
		                                            (Derived from audited
	  (Unaudited)                                 financial statements)
	--------------------                     	----------------------------
		                                                 	(In thousands)
 CURRENT ASSETS:
	Cash and cash equivalents  (Note 2)               	$ 5,531			$ 6,486
	Accounts receivable, net of allowances
		for doubtful accounts of
		$ 960 as of June 28, 1996 and
		$ 937 as of March 29, 1996                        	25,000	 		23,576

	Inventories (Note 3)
	Raw materials, subassemblies and
		work in process                                   	21,487  		18,969
	Finished goods                                      	5,465	  		3,741
		                                             	-----------	 -----------
                                                  			26,952	 		22,710

	Prepaid expenses                                      	656	    		753
		                                             	-----------	-----------
TOTAL CURRENT ASSETS                                	58,139	 		53,525
		                                             	-----------	-----------
 	Property and Equipment, at cost:
		Building and improvements                          	3,681    			--
		Machinery and equipment                           	32,642	 		33,010
		Furniture and fixtures                            	14,313	 		12,864
		Leasehold improvements                             	3,507	  		3,448
         	                                     	-----------	-----------
		                                                  	54,143	 		49,322
	Less-Accumulated depreciation
		and amortization                                 	(35,118) 	(33,968)
		                                             	-----------	-----------
	                                                  		19,025	 		15,354
	                                             		-----------	-----------
	Other assets                                          	306	    		251
		                                             	-----------	-----------
TOTAL ASSETS                                       	$77,470  	$69,130
		                                                 	=======  	=======

See accompanying notes to consolidated financial statement

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS  - continued
- ---------------------------
 Liabilities and Stockholders' Equity
- ------------------------------------

                                           June 28, 1996       March 29, 1996
		                                               (Derived from audited
	  (Unaudited)                                    financial statements)
	------------------	                              --------------------------
			                                                      	(In thousands)
CURRENT LIABILITIES:

	Current portion of long-term debt               	$    322	        $    --
 Other short-term borrowings	                           92             	205
	Accounts payable                                  	13,392          	11,846
	Accrued expenses:
		Payroll and employee benefits                     	4,162           	3,492
		Warranty                                          	1,236           	1,136
		Environmental                                       	214             	214
		Other                                             	1,242           	1,018
	Accrued income taxes                                 	365             	329
			                                            	-----------     	-----------
TOTAL CURRENT LIABILITIES                          	21,025          	18,240

                                                -----------	     -----------

	Long-term debt                                     	2,593             	--
	Other long-term liabilities                          	817             	817
			                                            	-----------     	-----------
TOTAL LONG-TERM LIABILITIES                         	3,410             	817

                                                -----------	     -----------


STOCKHOLDERS' EQUITY:
	Common stock, par value $0.01-
		Authorized 27,000,000 shares,
			issued and outstanding
			7,867,871 and 7,823,366
			shares as of June 28, 1996 and
			March 29, 1996, respectively.                       	79             	78
	Additional paid-in capital                        	29,594         	29,125
	Retained earnings                                 	23,362         	20,870
		                                            	 -----------     -----------
		Total Stockholders' Equity                       	53,035         	50,073
			                                            	-----------    	-----------
TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	                             $77,470        	$69,130
			                                               	=======        	=======

See accompanying notes to consolidated financial statement

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
- -------------------------------------

                                                            (Unaudited)

	                                                       Three Months Ended
	                                                     June 28,      June 30,
	                                                        1996          1995
                                  (Amounts in thousands, except share data)

NET SALES                                            	$44,619      	$42,212
COST OF SALES                                         	33,636	       31,278
			                                              	------------ 	------------
     Gross Profit                                     	10,983       	10,934

OPERATING EXPENSE:
     Engineering and development                       	3,456        	3,588
     Selling, general and administrative               	4,905        	4,546
			                                               	-----------  	-----------
Total Operating Expenses                               	8,361        	8,134
			                                               	-----------  	-----------
INCOME FROM OPERATIONS                                 	2,622        	2,800

Other (income) expense, net                               	30	          (39)
			                                               	-----------  	-----------
INCOME BEFORE TAXES                                    	2,592        	2,839

Provision for income taxes                               	100          	163
			                                               	-----------  	-----------
NET INCOME                                          	$  2,492     	$  2,676
			                                                  	========      =======

EARNINGS PER SHARE (Note 4):

	Primary and fully-diluted                        	$      .30   	$      .32
			                                                 	========     	========
WEIGHTED AVERAGE
SHARES OUTSTANDING (Note 4):

	Primary                                           	8,323,213    	8,299,904
	Fully Diluted                                     	8,350,659    	8,350,605
			                                                 	========     	========

See accompanying notes to consolidated financial statements

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------

For the Three Months Ended:
 June 28, 1996 and June 30, 1995
- -----------------------------------------------------------------------------
          	(Unaudited)

                                                      				1996       	1995
Cash flows from operating activities:
	Net income                                             	$2,492     	$2,676

Adjustments to reconcile net income to
	net cash provided by operating activities:

	Depreciation and amortization                           	1,925      	1,346
	Loss on sale of property & equipment                       	99         	11
	Compensation expense related to restricted stock plan     	366        	366

	Changes in assets and liabilities:
		Accounts receivable	                                   (1,424)       	(32)
		Inventories	                                           (4,242)       	204
		Accounts payable                                       	1,546       	(542)
 	Payroll and employee benefits	                           (351)       	880
		Payroll and employee benefits                            	670        	707
  Other current assets and liabilities, net	                419       	(170)
  Accrued income taxes	                                      36	        (16)
		Other                                                    	(55)         	5
		                                                 		-----------	-----------
Net cash provided by operating activities                	1,832      	4,555
			                                                 	-----------	-----------
Cash flows from investing activities:
	Investment in property and equipment                   	(2,407)    	(1,993)
	Purchase of building                                   	(3,681)       	--
	Proceeds from disposition of equipment                    	395         	10
		                                                 		-----------	-----------
Net cash used in investing activities                   	(5,693)    	(1,983)
			                                                                                       -----------                   ------------


See accompanying notes to consolidated financial statement

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
- -------------------------------------
For the Three Months Ended:
 June 28, 1996 and June 30, 1995
- ---------------------------------------------------------------------------
	(Unaudited)

		                                                 		1996	         1995

Cash flows from financing activities:
	Payment of short-term debt                          	(113)         	(95)
	Proceeds from issuance of common stock               	104          	366
	Increase in long-term debt                         	2,915           	--
		                                             	-----------  	-----------

Net cash provided by financing activities           	2,906          	271
                                             			-----------  	-----------

Increase (decrease) in cash and cash equivalents     	(955)       	2,843
		                                             	-----------  	-----------

Cash and cash equivalents at beginning of period    	6,486        	8,345
		                                             	-----------  	-----------

Cash and cash equivalents at end of period         	$5,531      	$11,188
		                                                	=======      	=======



- ---------------------------------------------------------------------
Supplementary disclosures of cash flow information:
	Taxes paid                                         	$ 50         	$121
	Interest paid                                      	$  7          	$ 9


See accompanying notes to consolidated financial statements

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------
JUNE 28, 1996
- -------------------------
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

		                                       Three Months Ended
	                                      June 28,	      June 30,
		                                        1996	          1995
	Weighted avg. shares outstanding    	7,861,299	     7,622,778

	Common stock equivalents:
		Options - Primary                  	  461,914	       677,126
		Options - Fully Diluted              	489,360       	727,827

	Shares outstanding:
		Primary                            	8,323,213     	8,299,904
		Fully Diluted                      	8,350,659    	 8,350,605


PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------
JUNE 28, 1996
- -------------------------
(Unaudited)
5)	Long-term Debt

  In May 1996, the Company secured a five-year term commitment note of $5.0 million with Wells Fargo Bank. At June 28, 1996, $2.9 million was outstanding on this loan. The proceeds were used to acquire a new manufacturing facility in Singapore. The interest rate on the loan is variable based either on the bank's prime rate or 2% above the LIBOR rate. There are no payments due on the loan until December 1996, at which time principal and interest will be paid over a fifty-four months.

6)	Capital Stock

  On May 9, 1996, the Board of Directors declared a stock split-up effected in the form of a fifty percent (50%) stock dividend of the Company's common stock to stockholders of record at the close of business on May 20, 1996. The stock dividend resulted in a distribution of 2,622,494 shares on June 10, 1996. An amount equal to the stated value of the common shares issued was transferred from capital in excess of stated value to the common stock account. Retroactive effect has been given to the dividend in stockholder's equity as of March 29, 1996, and in all share and per share data in the accompanying financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

Item 2.     Management's Discussion and Analysis of
Financial Condition and Results of Operations
- ------------------------------------------------------------

Reference is made to the Company's annual report on Form 10-K for the fiscal year ended March 29, 1996 for a detailed discussion and analysis of the Company's financial condition and results of operations for the periods covered by that report.

RESULTS OF OPERATIONS

Revenues and Backlog

Sales for the quarter ended June 28, 1996 set a new quarterly high of $44.6 million compared with $40.4 million last quarter and $42.2 million in the year-ago quarter. The increase in revenue compared with both the prior and year-ago quarters resulted primarily from increasing demand for the Company's new ProLine series line matrix products. These products increased in sales to $29.2 million compared with $16.3 million last quarter. As most customers have already transitioned to the ProLine products, sales of mature line matrix products continued to decline, falling $7.3 million from the prior quarter. Laser and thermal printer sales decreased slighty from the prior quarter.

North American sales for the quarter increased to $26.1 million, compared with $22.3 million last quarter and $25.5 million in the year-ago quarter. The increase was due primarily to increased sales of the new ProLine series line matrix products. International sales for the quarter increased to $18.5 million, compared with $18.2 million last quarter and $16.7 million in the year-ago quarter. The increase in international sales over the year-ago quarter reflects growth in shipments to the Company's major OEM's with customers located outside the United States.

Printer sales to distributors for the quarter increased to $12.4 million, compared with $11.0 million last quarter and $11.6 million in the year-ago quarter. Printer sales to major OEM customers were $19.1 million in the current quarter, compared to $15.0 million last quarter and $18.1 million in the year-ago quarter. Revenue increases across all distribution channels reflect increased sales of the new ProLine series line matrix printers.

Order backlog as of June 28, 1996 was $21.4 million compared with $23.7 million at the end of the previous quarter and $17.6 million at the end of the year-ago quarter. The backlog decreased from the prior quarter due to decreased lead times for customer orders. The increased backlog compared with the prior year reflects higher customer orders for the Company's new products.

Gross Profit

Gross profit as a percentage of sales was 24.6% compared with 22.3% in the prior quarter and 25.9% in the year-ago quarter. The increase in the gross profit percentage from the prior quarter resulted primarily from higher sales of the newer products with higher profit margins, coupled with declining start-up costs on the new ProLine products. The decline in gross profit percentage from the same quarter of the prior year was due to ramp-up costs of the new ProLine products, and higher manufacturing costs from the inefficiencies of lower production volumes on mature line matrix products.

PRINTRONIX, INC. AND SUBSIDIARIES

Operating, Other Expenses and Taxes

Engineering spending for the quarter of $3.4 million remained flat from the prior quarter and decreased slightly from $3.5 million the year-ago quarter. Decreased spending for the quarter compared with the year-ago quarter reflects lower engineering costs on expendable materials and certain labor costs. As a percentage of sales, engineering expense decreased to 7.7% compared with 8.5% in both the prior and year-ago quarters, primarily as a result of expenses remaining flat while sales increased.

Selling, general and administrative expense increased 9.3% from the prior quarter and 7.9% compared with the year-ago quarter primarily as a result of increased sales and marketing costs associated with the increase in sales of new products. Selling, general and administrative expense, as a percentage of sales remained relatively constant at 11.0%, 11.1% and 10.8% for the current, prior, and year-ago quarters, respectively.

Other income and expense was a net expense of $0.03 million compared with income of $0.16 million for the prior quarter and income of $0.04 million for the same quarter of the prior year. The decrease in other income and expense resulted primarily from lower interest income on lower average cash balances combined with higher losses on fixed asset dispositions and foreign currency remeasurement.

The Company continues to utilize Federal and California net operating loss carryforwards and is required to provide only for certain state and foreign taxes. The tax provision of $0.1 million for the quarter represents expected income taxes based on estimates of taxable income for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Cash, net of short-term borrowing, was $5.1 million, a decrease of $1.1 million over last quarter and $5.9 million over the year-ago quarter. The Company's decreased cash balance compared with the prior and year-ago quarters resulted primarily from capital additions and higher inventory levels. Inventory levels have been increased to enable the Company's production facility in Singapore to move into a new factory without interrupting its operations or customer deliveries.

Capital investments were $6.1 million, compared with $2.0 million for the same quarter of the prior fiscal year. Capital additions during the quarter included manufacturing equipment for ProLine printer production, a new building for Singapore manufacturing, and project expenditures on a corporate information system.

In April 1996 the Company entered into an agreement to purchase a new manufacturing facility in Singapore. This facility resulted in capital expenditures of $3.7 million for the building and an additional $2.0 million is expected for building improvements. To finance the building, the Company secured a five-year term loan of $5.0 million, of which $2.9 million was outstanding as of June 29, 1996.

In June 1996 Printronix completed a stock split effected as a fifty-percent (50%) stock dividend. Retroactive effect has been given to the stock split in all share and per share data presented.

The Company believes that its internally generated funds, together with available financing, will be adequate in providing working capital requirements and engineering development needs through the current fiscal year.

PRINTRONIX, INC. AND SUBSIDIARIES

PART II.      OTHER INFORMATION
- ---------------------------------------------------

Item 1.     Legal Proceedings
- ---------------------------------------


See "Item 3. Legal Proceedings" reported in Part I of the Company's Report on Form 10K for the fiscal year ended March 29, 1996.

Printronix, Inc. vs. Kentek Information Systems, Inc.

On May 16, 1996, the Company filed suit against Kentek Information Systems, Inc. ("Kentek") in the United States District Court for the Central District of California. On or about June 19, 1996, the case was transferred to the United States District Court for the District of Colorado.

The suit alleges that Kentek has discriminated against the Company in the prices that it charges the Company for the purchase of consumable products, in violation of the Robinson-Patman Act, and in breach of a contract between the parties governing the purchase of such consumables. The suit seeks damages of $2.5 million for breach of contract and violation of the Robinson-Patman Act (damages for which are trebled) and seeks an injunction against further price discrimination.

PRINTRONIX, INC. AND SUBSIDIARIES

SIGNATURES
- -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 	PRINTRONIX, INC.


                                         	        (Registrant)










Date:	August  2, 1996                  	By:     George L. Harwood
		                                             	Sr. Vice-President, Finance,
	                                             		Chief Financial Officer, and
                                                Secretary
		                                             	(Principal Financial Officer
				                                           	and Duly Authorized Officer)