Form 10-Q
period 1996-09-27
PRINTRONIX INC
filed 1996-11-08
CIK 311505

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


[X] 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 1996

				  OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from                 to


	Commission file number 0-9321

	PRINTRONIX, INC.
	(Exact name of registrant as specified in its charter)

		Delaware	    95-2903992
	(State or other jurisdiction of	(I.R.S. Employer
	incorporation or organization)	Identification No.)

		17500 Cartwright
		P.O. Box 19559
		Irvine, California		   92623
	(Address of principal executive offices)	     (Zip Code)

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

			YES	    X    					 NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class of Common Stock			Outstanding at October 30, 1996

	     $ .01 par value 						  7,894,099

                      PRINTRONIX, INC. AND SUBSIDIARIES
                             TABLE OF CONTENTS
                        ------------------------------




PART I.	FINANCIAL INFORMATION

 Item 1.	Financial Statements
 		Statement Regarding Financial Information	                   (2)

			Consolidated Balance Sheets

				Assets	                                                     (3)

				Liabilities and Stockholders' Equity                       	(4)

			Consolidated Statements of Operations                       	(5)

			Consolidated Statements of Cash Flows                       	(6)

			Condensed Notes to Consolidated Financial Statements        	(8)

	Item 2.     Management's Discussion and Analysis of
             Financial Condition	and Results of Operations    	(10)


PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings                                    	(12)

	Item 4.	Submission of Matters to a Vote of Security Holders	  (12)

	Item 5.	Other Information	                                    (13)

	Signatures	                                                  	(14)










                      PRINTRONIX, INC. AND SUBSIDIARIES
                                  FORM 10-Q
                                -------------
                   FOR THE QUARTER ENDED SEPTEMBER 27, 1996
                   ----------------------------------------

                      PART I.     FINANCIAL INFORMATION
                  ------------------------------------------

                       Item 1.     Financial Statements
                       --------------------------------


                  STATEMENT REGARDING FINANCIAL INFORMATION
           ---------------------------------------------------------

The financial statements included herein have been prepared by Printronix, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 29, 1996, as filed with the Securities and Exchange
Commission.


                      PRINTRONIX, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
Assets

                                         	September 27, 1996	March 29, 1996
		                                                    (Derived from audited
	                                          (Unaudited)	financial statements)
	                                        ------------- --------------------
	(In thousands)
 CURRENT ASSETS:
	Cash and cash equivalents                     	$5,915       	$6,486
	Accounts receivable, net of allowances
		for doubtful accounts of
		$ 987 as of September 27, 1996 and
		$ 937 as of March 29, 1996                   	23,886	       23,576

	Inventories
	Raw materials, subassemblies and
		work in process                              	20,076       	18,969
	Finished goods                                 	5,932	        3,741
			                                          -----------  	-----------
			                                             26,008 	      22,710

	Prepaid expenses	                                 713	          753
			                                          ----------- 	 -----------
TOTAL CURRENT ASSETS	                           56,522	       53,525
			                                          -----------	  -----------
 	Property and Equipment, at cost:
		Building and improvements	                     6,290           	--
		Machinery and equipment	                      30,314	       33,010
		Furniture and fixtures	                       13,568	       12,864
		Leasehold improvements	                        1,971        	3,448
			                                          ----------- 	 -----------
			                                             52,143	       49,322
	Less-Accumulated depreciation
		and amortization	                            (30,824)	     (33,968)
			                                          -----------  	-----------
                                             			21,319       	15,354
		                                          	----------- 	 -----------
	Other assets	                                     440	          251
			                                          ----------- 	 -----------
TOTAL ASSETS	                                  $78,281      	$69,130
                                            			======= 	     =======

See accompanying notes to consolidated financial statement

                      PRINTRONIX, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS  - continued
                         ---------------------------
                     Liabilities and Stockholders' Equity
                     ------------------------------------
                                         	September 27, 1996	March 29, 1996
 		                                                   (Derived from audited
	                                          (Unaudited) financial statements)
	                                         ------------ --------------------
	                                                   (In thousands)
CURRENT LIABILITIES:

	Short-term borrowings	                            852	          205
	Accounts payable	                               8,550        11,846
	Accrued expenses:
		Payroll and employee benefits	                 4,493	        3,492
		Warranty	                                      1,236	        1,136
		Environmental	                                   214          	214
		Other	                                         1,552	        1,018
	Accrued income taxes	                             588	          329
				                                         -----------	  -----------
TOTAL CURRENT LIABILITIES	                      17,485	       18,240
	                                         			-----------	  -----------

	Long-term debt	                                 4,166           	--
	Other long-term liabilities                      	817	          817
	                                         			-----------	  -----------
TOTAL LONG-TERM LIABILITIES                     	4,983	          817
				                                         -----------  	-----------
STOCKHOLDERS' EQUITY:
	Common stock, par value $0.01-
		Authorized 27,000,000 shares,
			issued and outstanding
			7,890,782 and 7,823,366
			shares as of September 27, 1996 and
			March 29, 1996, respectively.	                   79	           78
	Additional paid-in capital	                    29,971	       29,125
	Retained earnings	                             25,763	       20,870
				                                         -----------	  -----------
		Total Stockholders' Equity	                   55,813	       50,073
				                                         -----------	  -----------
TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	                         $78,281      	$69,130
                                           				=======	      =======
See accompanying notes to consolidated financial statement

                      PRINTRONIX, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------

                                                    	(Unaudited)
                                        	Three Months Ended	Six Months Ended
	                                        Sep. 27,	Sep. 29,	Sep. 27,	Sep. 29,
	                                          1996    	1995	    1996	    1995
                                     	(Amounts in thousands, except share data)

NET SALES	                              $43,193   $39,509   $87,812   $81,721
COST OF SALES	                           32,001   	29,772   	65,637    61,050
			                             	       --------  --------  --------	 --------
	Gross Profit	                           11,192	    9,737	   22,175	   20,671

OPERATING EXPENSES:
	Engineering and development	             3,749	    3,575	    7,205	    7,163
	Selling, general and administrative	     4,975	    4,307	    9,880	    8,853
				                                    --------  --------  --------  --------
Total operating expenses	                 8,724	    7,882	   17,085   	16,016
				                                    --------  --------  --------  --------
INCOME FROM OPERATIONS	                   2,468	    1,855 	   5,090	    4,655
				                                    --------  --------  --------  --------
Other income, net	                          (33) 	   (106) 	     (3) 	   (145)
				                                    --------	 --------  --------  --------
INCOME BEFORE TAXES	                      2,501     1,961    	5,093	    4,800

Provision for income taxes	                 100	       30 	     200      	193
				                                    --------	 -------- 	--------  --------
NET INCOME	                             $ 2,401 	 $ 1,931 	 $ 4,893 	 $ 4,607
				                                     ======	   ======  	 ======	   ======
EARNINGS PER SHARE:

	Primary	                               $   .29	  $   .23  	$   .59 	 $   .56
	Fully Diluted	                         $   .29 	 $   .23  	$   .58  	$   .56
				                                     ======	   ======	   ======  	 ======
WEIGHTED AVERAGE
SHARES OUTSTANDING:

	Primary	                             8,288,696 8,294,391 8,314,110 8,243,087
	Fully Diluted	                       8,355,968	8,294,513	8,367,235	8,269,707
				                                  =========	=========	=========	=========

See accompanying notes to consolidated financial statements




                      PRINTRONIX, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                          For the Six Months Ended:
                  September 27, 1996 and September 29, 1995
------------------------------------------------------------------------------

                                                         	(Unaudited)
	 			                                                 1996	           1995
Cash flows from operating activities:
	Net income	                                        $ 4,893         $ 4,607

Adjustments to reconcile net income to
	net cash provided by operating activities:

	Depreciation and amortization	                       3,551	          2,772
	Loss (gain) on sales of property & equipment	           94	            (30)
	Compensation expense related to restricted stock plan	 687            	876

	Changes in assets and liabilities:
		Accounts receivable                                 	(310)         	1,523
		Inventories	                                       (3,298)           	524
		Accounts payable	                                  (3,296)        	(1,162)
		Payroll and employee benefits	                      1,001	           (334)
		Other current assets and liabilities, net	            674           	(805)
		Accrued income taxes	                                 259	           (152)
		Other 	                                              (189)             	5
				                                               -----------	   -----------
Net cash provided by operating activities	            4,066	          7,824
				                                               -----------    -----------
Cash flows from investing activities:
	Investment in property and equipment               	(3,920)        	(4,493)
	Purchase of building and improvements	              (6,290)            	--
	Proceeds from disposition of equipment                	600	            101
                                              			 	-----------	   -----------
Net cash used in investing activities               	(9,610)        	(4,392)
                                                   -----------    -----------




See accompanying notes to consolidated financial statement

                      PRINTRONIX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                    -------------------------------------
                          For the Six Months Ended:
                  September 27, 1996 and September 29, 1995
------------------------------------------------------------------------------

                                                          (Unaudited)
                                                   			1996	           1995


Cash flows from financing activities:
	Payment of short-term debt	                           (187)	            --
	Proceeds from issuance of common stock	                160	            625
	Increase (decrease) in long-term debt	               5,000	           (252)
				                                               -----------	   -----------

Net cash provided by financing activities	            4,973	            373
                                               				-----------	   -----------

(Decrease) increase in cash and cash equivalents	      (571)         	3,805
                                               				-----------    -----------

Cash and cash equivalents at beginning of period	     6,486	          8,345
                                                 		-----------	   -----------

Cash and cash equivalents at end of period	         $ 5,915	        $12,150
                                                				=======        	=======





------------------------------------------------------------------------------
Supplementary disclosures of cash flow information:
	Taxes paid	                                           $56	            $272
	Interest paid	                                        $93	            $ 14
	Capital lease additions	                               --	            $265

See accompanying notes to consolidated financial statements

                      PRINTRONIX, INC. AND SUBSIDIARIES
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               -----------------------------------------------
                              SEPTEMBER 27, 1996
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


                                      	Three Months Ended	Six Months Ended
	                                   Sep. 27, 	 Sep. 29, 	 Sep. 27,	  Sep. 29,
	                                     1996       1995       1996 	     1995

Weighted avg. shares outstanding	  7,882,381  7,697,166 	7,879,089	 7,618,901

	Common stock equivalents:
		Options - Primary   	              406,315	   597,225	   435,021	   624,186
		Options - Fully Diluted	           473,587	   597,347   	488,146	   650,807

	Shares outstanding:
		Primary	                         8,288,696	 8,294,391	 8,314,110	 8,243,087
		Fully Diluted	                   8,355,968	 8,294,513	 8,367,235 	8,269,708



                      PRINTRONIX, INC. AND SUBSIDIARIES
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------
                             SEPTEMBER 27, 1996
                         -------------------------
                                (Unaudited)

5)  Long-term Debt

	In May 1996, the Company secured a five-year term commitment of $5.0 million with Wells Fargo Bank.  At September 27, 1996, $5.0 million was outstanding on this loan which was used to acquire a new manufacturing facility in
 Singapore.  The interest rate on the loan is variable based either on the bank's prime rate or 2% above the LIBOR rate.  There are no payments due until December 1996, at which time principal and interest are scheduled to be paid over a term of fifty-four months.

6)	Capital Stock

	In June 1996, Printronix completed a stock split-up effected in the form of a fifty percent (50%) stock dividend. Retroactive effect has been given to the stock split in all share and per share data presented.

                      PRINTRONIX, INC. AND SUBSIDIARIES

               Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations
         ------------------------------------------------------------

Reference is made to the Company's annual report on Form 10-K for the fiscal year ended March 29, 1996 for a detailed discussion and analysis of the Company's financial condition and results of operations for the periods covered by that report.

RESULTS OF OPERATIONS

Revenues and Backlog

Net sales for the quarter ended September 27, 1996 were 3.2% lower than last quarter and 9.3% higher than the year-ago quarter. On a year-to-date basis, sales were up $6.1 million or 7.5% over the first six months of the prior fiscal year. The increase in revenue for the first six months of the year compared with the same period last year is due to higher unit sales of ProLine impact printers to the Company's major OEM customers and laser printers to distributors. Thermal product sales for the quarter were flat with the prior quarter and represent approximately 2% of the Company's total sales. Regionally, year-to-date sales to U.S. customers were flat with the same period of the prior year while sales to international customers increased approximately 20%. Revenue from the Company's five largest customers, which primarily represent OEM business, decreased 2.3% from the prior quarter but increased 17.5% over the year-ago quarter. For the first six months of the fiscal year, sales to these customers were up $5.6 million or 12.6% over the prior year period.

Order backlog at quarter-end was $18.0 million compared with $21.4 million at the end of the previous quarter and $13.7 million at the end of the second quarter for the previous fiscal year.

Gross Profit

Gross profit as a percentage of sales for the quarter increased to 25.9% compared with 24.6% in the prior quarter and 24.6% in the prior year quarter. The higher margin is attributable to manufacturing efficiencies from higher production volumes of new line matrix printers and other favorable manufacturing variances realized from the transition to the new ProLine Series products, along with lower product costs. The year-to-date gross profit percentage remained constant at 25.3% for the first six months of the fiscal year compared with the first six months of the prior fiscal year.

                      PRINTRONIX, INC. AND SUBSIDIARIES

Operating and Other Expenses and Taxes

Engineering expense for the quarter was 8.5% higher than the prior quarter and increased 4.9% over the prior year quarter. On a year-to-date basis, engineering expenses remained flat at $7.2 million compared with the first six months of the prior fiscal year. Increases over the prior quarter have been driven by higher customer demands for additional options and product development. Selling, general, and administrative expenses increased 1.4% over the prior quarter and increased 15.5% over the prior year quarter. Year-to-date expenses increased by 11.6% to $9.9 million compared with $8.9 million for the corresponding prior year six months. The increased spending over the prior year periods continues to be driven by higher sales expenses for advertising and marketing due to the rollout of the new ProLine series printers. As a percentage of sales, selling, general, and administrative spending remained flat at 11% for the first six months of the year.

The year-to-date income tax provision remained flat at $0.2 million as compared with the prior year. The Company continues utilizing Federal and California net operating loss carryforwards and is required to provide only for certain state and foreign taxes. The Company anticipates fully utilizing its California net operating loss carryforward by year end and accordingly expects to increase its quarterly tax provision percentage from 4% to 10%.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the quarter with cash, net of short-term borrowings, of $5.1 million compared with $5.1 million last quarter and $11.9 million for the year-ago quarter. The Company's lower cash position relative to the prior year quarter results primarily from higher inventory levels partly due to increased inventory balances in Singapore to move the Singapore manufacturing operations to a new facility without impacting the Company's product availability to its customers. Cash was also adversely impacted from increased capital expenditures during fiscal year 1996 for new manufacturing equipment for ProLine printers.

Investment in capital equipment for the first six months of the fiscal year was $3.9 million compared with $4.5 million for the same period in the prior year. Year-to-date capital expenditures of $10.2 million included manufacturing equipment for ProLine printer production, a new building for Singapore manufacturing, and project expenditures on a corporate information system.

In June 1996, the Company completed a split-up effected in the form of a fifty percent (50%) stock dividend. Retroactive effect has been given to the stock dividend in stockholder's equity accounts as of September 27,1996, and in all share and per share data presented (see note 6).

The Company believes that its internally-generated funds, together with available financing, will be adequate in providing its working capital requirements, capital expenditures, and engineering development needs through the current fiscal year.

                      PRINTRONIX, INC. AND SUBSIDIARIES

                       PART II.      OTHER INFORMATION
             ---------------------------------------------------

                        Item 1.     Legal Proceedings
                  ---------------------------------------


See "Item 3. Legal Proceedings" reported in Part I of the Company's Report on Form 10K for the fiscal year ended March 29, 1996.

Printronix, Inc. vs. Kentek Information Systems, Inc.

In May, 1996, the Company filed suit against Kentek Information Systems, Inc. ("Kentek") in the United States District Court for the Central District of California. On or about June 19, 1996, the case was transferred to the United States District Court for the District of Colorado.

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


         Item 4.    Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------------------


The annual meeting of stockholders of the Company was held on August 13, 1996, at which five persons, constituting the entire board of directors, were elected to serve until the next annual meeting of stockholders. The names of the persons elected as directors are as follows:


	                                       Shares for	      Shares Withheld

Bruce T. Coleman	                        6,984,869	           16,521
John R. Dougery	                         6,986,519	           14,871
Ralph Gabai	                             6,986,519	           14,871
Erwin A. Kelen	                          6,986,519	           14,871
Robert A. Kleist	                        6,985,114	           16,276


                      PRINTRONIX, INC. AND SUBSIDIARIES

                        Item 5.     Other Information
                   ---------------------------------------


The Company is party to restricted stock purchase agreements with certain of its officers pursuant to which those officers purchased stock from the Company at a discount to the market price. These agreements each provide for a right of repurchase by the Company. The right of repurchase lapses as to a portion of the shares in each fiscal year in which a certain performance criterion is met. The lapse of the repurchase right means that such portion of the shares becomes vested. In recognition of the officers' services to the Company and the Company's performance in the first six months of fiscal year 1997, effective September 25, 1996 the Company and those officers each entered into agreements amending such restricted stock purchase agreements by terminating the Company's right to repurchase the portion of those shares in respect to fiscal year 1997, thus causing that portion of shares to become vested.



                      PRINTRONIX, INC. AND SUBSIDIARIES

                                  SIGNATURES
                                -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	PRINTRONIX, INC.


	        (Registrant)










Date:	October 30, 1996	                       By:	George L. Harwood
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








































