Form 10-Q/A
period 1996-12-27
PRINTRONIX INC
filed 1997-04-02
CIK 311505

Form 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 27, 1996

                                  OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transaction period from       to


                    Commission file number 0-9321

                           PRINTRONIX, INC.
        (Exact name of registrant as specified in its charter)

            Delaware                                  95-2903992
       (State or other jurisdiction of            (I.R.S.Employer
       incorporation or organization)            Identification No.)

            17500 Cartwright
            P.O. Box 19559
            Irvine, California                         92623
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

               YES      X                          NO

Indicate the number of shares outstanding of each of theissuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock              Outstanding at February 4, 1997

          $ .01 par value                              7,997,515

              PRINTRONIX, INC. AND SUBSIDIARIES
                      TABLE OF CONTENTS
               ------------------------------


PART I. FINANCIAL INFORMATION

     Item 1.    Financial Statements

            Statement Regarding Financial Information         (2)

            Consolidated Balance Sheets

                Assets                                        (3)

                Liabilities and Stockholders' Equity          (4)

            Consolidated Statements of Operations             (5)

            Consolidated Statements of Cash Flows             (6)

            Condensed Notes to Consolidated Financial
                Statements                                    (8)

     Item 2.Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   (10)


PART II.    OTHER INFORMATION

     Item 1.    Legal Proceedings                            (13)


     Signatures                                              (14)

               PRINTRONIX, INC. AND SUBSIDIARIES
                           FORM 10-Q
                         ------------
            FOR THE QUARTER ENDED DECEMBER 27, 1996
           ----------------------------------------

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

                   PRINTRONIX, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                      ---------------------------
                                Assets
                            December 27, 1996    March 29, 1996
                                             (Derived from audited
                               (Unaudited)   financial statements)
                       -----------------------------------------------

                                        (In thousands)

 CURRENT ASSETS:
  Cash and cash equivalents        $12,476            $6,486
  Accounts receivable, net of
    allowances for doubtful
    accounts of
    $1,496 as of December 27,
    1996 and $937 as of March
    29, 1996                        25,578            23,576

  Inventories
  Raw materials, subassemblies
    and work in process             17,408            18,969
  Finished goods                     3,765             3,741
                               -----------       -----------
                                    21,173            22,710

  Prepaid expenses                     730               753
                               -----------       -----------
TOTAL CURRENT ASSETS                59,957            53,525
                               -----------       -----------
  Property and Equipment, at cost:
    Building and improvements        5,777                --
    Machinery and equipment         33,800            33,010
    Furniture and fixtures          14,131            12,864
    Leasehold improvements           2,050             3,448
                               -----------       -----------
                                    55,758            49,322
  Less-Accumulated depreciation
    and amortization              (32,685)          (33,968)
                               -----------       -----------
                                    23,074            15,354
                               -----------       -----------
  Other assets                         452               251
                               -----------       -----------
TOTAL ASSETS                       $83,483           $69,130
                               ===========       ===========

      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS  - continued
                      ---------------------------
                  Liabilities and Stockholders' Equity
                 ------------------------------------

                            December 27, 1996    March 29, 1996
                                             (Derived from audited
                               (Unaudited)   financial statements)
                       -----------------------------------------------

                                        (In thousands)

CURRENT LIABILITIES:

  Short-term borrowings              1,111               205
  Accounts payable                  10,555            11,846
  Accrued expenses:
    Payroll and employee benefits    4,369             3,492
    Warranty                         1,236             1,136
    Environmental                      214               214
    Other                            1,361             1,018
  Accrued income taxes                 503               329
                               -----------       -----------
TOTAL CURRENT LIABILITIES           19,349            18,240
                               -----------       -----------

  Long-term debt                     3,796                --
  Other long-term liabilities          815               817
                               -----------       -----------
TOTAL LONG-TERM LIABILITIES          4,611               817
                               -----------       -----------
STOCKHOLDERS' EQUITY:
  Common stock, par value $0.01-
    Authorized 27,000,000 shares,
     issued and outstanding
     7,953,652 and 7,823,366
     shares as of December 27,
     1996 and March 29, 1996,
     respectively.                      80                78
  Additional paid-in capital        30,440            29,125
  Retained earnings                 29,003            20,870
                               -----------       -----------
    Total Stockholders' Equity      59,523            50,073
                               -----------       -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $83,483           $69,130
                               ===========       ===========

      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations
                 -------------------------------------

                                             (Unaudited)
                                Three Months Ended  Nine Months Ended
                               Dec. 27,   Dec. 29,    Dec. 27,Dec. 29,
                                 1996       1995        1996    1995
                              (Amounts in thousands, except share data)
NET SALES                      $44,521   $37,091  $132,333  $118,812
COST OF SALES                   32,606    29,302    98,243    90,352
                            ----------------------------------------
  Gross Profit                  11,915     7,789    34,090    28,460

OPERATING EXPENSES:
  Engineering and development    3,486     3,085    10,691    10,248
  Selling, general
    and administrative           5,171     4,117    15,051    12,970
                            ----------------------------------------
Total operating expenses         8,657     7,202    25,742    23,218
                            ----------------------------------------
INCOME FROM OPERATIONS           3,258       587     8,348     5,242
                            ----------------------------------------
Other income, net                 (96)     (206)      (99)     (351)
                            ----------------------------------------
INCOME BEFORE TAXES              3,354       793     8,447     5,593

Provision/(credit) for
  income taxes                     114      (37)       314       156
                            ----------------------------------------
NET INCOME                   $   3,240    $  830  $  8,133  $  5,437
                                ======    ======    ======    ======
EARNINGS PER SHARE:

  Primary                    $     .39    $  .10    $  .98    $  .66
  Fully Diluted              $     .39    $  .10    $  .98    $  .66
                                ======    ======    ======    ======
WEIGHTED AVERAGE
SHARES OUTSTANDING:

  Primary                    8,286,092 8,193,357 8,309,483 8,251,554
  Fully Diluted              8,286,092 8,193,357 8,309,483 8,252,676
                             ========= ========= ========= =========

      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                 -------------------------------------

                      For the Nine Months Ended:
                December 27, 1996 and December 29, 1995
----------------------------------------------------------------------


                                                    (Unaudited)
                                                1996           1995

Cash flows from operating activities:
  Net income                                  $8,133         $5,437

Adjustments to reconcile net income to
  net cash provided by operating activities:

  Depreciation and amortization                5,414          4,218
  Loss on sales of property & equipment           36             22
  Compensation expense related to
    restricted stock plan                        918            784

  Changes in assets and liabilities:
    Accounts receivable                       (2,002)           185
    Inventories                                1,537            714
    Accounts payable                          (1,291)        (1,174)
    Payroll and employee benefits                877           (351)
    Accrued income taxes                         174           (224)
    Other                                        263           (783)
                                         -----------    -----------
Net cash provided by operating activities     14,059          8,828
                                         -----------    -----------
Cash flows from investing activities:
  Investment in property and equipment        (7,880)        (7,136)
  Purchase of building and improvements       (5,777)             -
  Proceeds from disposition of equipment         487            135
                                         -----------    -----------
Net cash used in investing activities        (13,170)        (7,001)

                                         -----------    ------------

      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows - continued
                 -------------------------------------

                      For the Nine Months Ended:
                December 27, 1996 and December 29, 1995
----------------------------------------------------------------------



                                                    (Unaudited)
                                                1996           1995

Cash flows from financing activities:
  Payment of debt                               (298)             -
  Proceeds from issuance of common stock         399            661
  Proceeds from issuance of long-term debt     5,000           (413)
                                         -----------    -----------

Net cash provided by financing activities      5,101            248
                                         -----------    -----------

Increase in cash and cash equivalents          5,990          2,075
                                         -----------    -----------

Cash and cash equivalents at
   beginning of period                         6,486          8,345
                                         -----------    -----------

Cash and cash equivalents at end of period   $12,476        $10,420
                                         ===========    ===========




---------------------------------------------------------------------

Supplementary disclosures of cash flow information:
  Taxes paid                                     $89           $303
  Interest paid                                  214             19
  Capital lease additions                          0            466

      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
         Condensed Notes to Consolidated Financial Statements
            -----------------------------------------------
                           DECEMBER 27, 1996
                       -------------------------
                              (Unaudited)
1)  Management Opinion

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

                               Three Months Ended  Nine Months Ended
                                 Dec. 27, Dec. 29, Dec. 27,  Dec. 29,
                                 1996      1995      1996      1995
Weighted avg. shares
  outstanding                7,923,644 7,722,425 7,898,617 7,458,842

  Common stock equivalents:
    Options - Primary          362,448   470,932   410,866   792,712
    Options - Fully Diluted    362,448   470,932   410,866   793,834

  Shares outstanding:
    Primary                  8,286,092 8,193,357 8,309,483 8,251,554
    Fully Diluted            8,286,092 8,193,357 8,309,483 8,252,676


                   PRINTRONIX, INC. AND SUBSIDIARIES
         Condensed Notes to Consolidated Financial Statements
            -----------------------------------------------
                           DECEMBER 27, 1996
                       -------------------------
                              (Unaudited)

5)  Long-term Debt

  In May 1996, the Company secured a five-year term commitment of $5.0 million with Wells Fargo Bank. At December 27, 1996, $4.9 million was outstanding on this loan which was used to acquire a new manufacturing facility in Singapore. The interest rate on the loan is variable based either on the bank's prime rate or 2% above the LIBOR rate. Principal and interest payments began in December 1996 and will be paid over a term of fifty-four months.

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

RESULTS OF OPERATIONS

Revenues and Backlog

Net sales for the quarter ended December 27, 1996 were 3% higher than last quarter and 20% higher than the year-ago quarter. On a year-to-date basis, sales were up $13.5 million or 11% over the first nine months of the prior fiscal year. The increase in revenue for the first nine months of the year compared with the same period last year is due to higher unit sales of ProLine impact printers to the Company's major OEM customers. Thermal product sales for the quarter increased 41% compared with the prior quarter and continue to represent approximately 2% of the Company's total sales. Regionally, year-to-date sales to U.S. customers increased 5% compared with the same period of the prior year and sales to international customers increased approximately 22%. Revenue from the Company's five largest customers, which primarily represent OEM business, decreased 6% from the prior quarter but increased 25% over the year-ago quarter. For the first nine months of the fiscal year, sales to these customers were up $11.6 million or 19% over the prior year period.

Order backlog at quarter-end was $13.4 million compared with $18.0 million at the end of the previous quarter and $18.3 million at the end of the third quarter for the previous fiscal year. The reduction in backlog reflects the continuing conversion of the Company's customers to a just-in-time delivery process.

                   PRINTRONIX, INC. AND SUBSIDIARIES

Gross Profit

Gross profit as a percentage of sales for the quarter increased to 26.8% compared with 25.9% in the prior quarter and 21.0% in the prior year quarter. The higher margin is attributable to manufacturing efficiencies from higher sales volumes of new line matrix printers, increased production efficiencies from the transition to the new
ProLine Series, and the completion of the planned move of the Singapore manufacturing facility. The margins in the year ago quarter were unfavorably impacted by the transition to the new ProLine Series printers. The year-to-date gross profit percentage increased to 25.8% for the first nine months of the fiscal year compared with 24.0% for the first nine months of the prior fiscal year. The increase in margin is due to the transition to the new ProLine Series and increased manufacturing efficiencies from higher sales volumes, partially offset by the move of the Singapore manufacturing facility.

Operating and Other Expenses and Taxes

Engineering expense for the quarter was 7% lower than the prior quarter and increased 13% over the prior year quarter. On a year-to-date basis, engineering expenses increased to $10.7 million compared with $10.2 million for the first nine months of the prior fiscal year. Selling, general, and administrative expenses increased 4% over the prior quarter and increased 26% over the prior year quarter. Year-to-date expenses increased by 16% to $15.1 million compared with $13.0 million for the corresponding prior year nine months. The increased spending over the prior year periods continues to be driven by higher sales expenses for advertising and marketing due to the rollout of the new ProLine series printers. As a percentage of sales, selling, general, and administrative spending remained flat at 11% for the first nine months of the year.

The year-to-date income tax provision increased to $0.3 million as compared with $0.2 million in the prior year. The Company continues utilizing Federal and California net operating loss carryforwards and is required to provide only for certain state and foreign taxes. The Company anticipates fully utilizing its California net operating loss carryforward by year end and accordingly expects to increase its quarterly tax provision percentage from 4% to 10%.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the quarter with cash, net of short-term borrowings, of $11.4 million compared with $5.1 million last quarter and $10.1 million for the year-ago quarter. The Company's stronger cash position relative to the prior quarter results primarily from lower inventory levels which declined $4.8 million. The reduction in inventory results partially from the completion of the planned move of the Singapore manufacturing facility and partially due to the Company completing the final phase of the conversion to the new ProLine Series line matrix printers.

                   PRINTRONIX, INC. AND SUBSIDIARIES

Net investment in capital equipment for the first nine months of the fiscal year was $13.2 million compared with $7.0 million for the same period in the prior year. Year-to-date capital expenditures included manufacturing equipment for ProLine printer production, a new building for Singapore manufacturing, and project expenditures on a corporate information system.

In June 1996, the Company completed a split-up effected in the form of a fifty percent (50%) stock dividend. Retroactive effect has been given to the stock dividend in stockholder's equity accounts as of December 27,1996, and in all share and per share data presented (see note 6).

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

On December 23, 1996, Kentek's counterclaims against the Company were filed. The counterclaims allege that the Company is in breach of the contract for failing to exercise its best efforts in the sale of Kentek products and that the Company misrepresented its intentions to perform under the contract in the course of negotiations. The counterclaims seek damages and punitive damages in unspecified amounts. The Company believes that the counterclaims are without merit and intends to vigorously defend against them.

                   PRINTRONIX, INC. AND SUBSIDIARIES

                              Signatures
                             -------------

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PRINTRONIX, INC.


                                                  (Registrant)










 Date:  February 7, 1997                   By:  George L. Harwood
                                                Sr. Vice-President, Finance,
                                                Chief Financial Officer, and
                                                Secretary
                                                (Principal Financial Officer
                                                and Duly Authorized Officer)