Form 10-K405
period 1997-03-28
PRINTRONIX INC
filed 1997-06-26
CIK 311505

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended March 28, 1997
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                 to
                                    --------------     --------------
    Commission File Number   0-9321
                             ------

                                PRINTRONIX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                   95-2903992
          (State or Other Jurisdiction of                 (I.R.S. Employer
          Incorporation or Organization)                  Identification No.)

           17500 CARTWRIGHT ROAD
     P.O. BOX 19559, IRVINE, CALIFORNIA                        92623
   (Address of Principal Executive Offices)                  (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (714) 863-1900

                               -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, PAR VALUE $.01,
                     INCLUDING COMMON SHARE PURCHASE RIGHTS

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                On May 12, 1997, there were 7,866,047 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock (based upon the closing price of $12.75 per share in the over-the-counter market on May 12, 1997) held by non-affiliates of the Registrant was approximately $78,274,188.

                       DOCUMENTS INCORPORATED BY REFERENCE

                Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 28, 1997 are incorporated by reference into Parts I, II and IV of this report.

                Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 12, 1997 are incorporated by reference into Part III of this report.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

         Certain geographic information for Item 1 is contained in the Company's 1997 Annual Report to Stockholders on page 22, which information is incorporated herein by reference (and except for that page, the Company's Annual Report to Stockholders for the fiscal year ended March 28, 1997 is not deemed filed as part of this report).

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

         Graphic printers form characters by printing dots in combinations of patterns. Such printers are called dot matrix or line matrix printers. Dot matrix or serial matrix printers create characters one at a time in horizontal sweeps across the page. Printronix manufactures line matrix printers, which print a complete line of dots, thus combining the flexibility of the matrix printing technique with the reliability and durability of a line printer.

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


   LINE MATRIX PRINTERS
   --------------------

         The newest Printronix line matrix printers, the ProLine Series 5, operate at 500, 800, 1200, and 1400 lines per minute as summarized on the following page. The older models, MVP, P3000 series, P6000 series, P4000 series and P9000 series have been phased out of production.

         Printing is accomplished as the hammer bank shuttles a small distance back and forth, enabling the hammers to place dots anywhere along a row across the paper. Successive dot rows are produced by the paper advancing while the hammer bank reverses for printing the next dot row. Dots overlap horizontally and vertically to produce graphics as well as alphanumeric characters.


              ----------------------------------------------------------------------------------------
              LINE MATRIX PRINTER MODEL          SPEED (LINES PER MINUTE)        HAMMERS
              ----------------------------------------------------------------------------------------
              MVP Series                         200                             22
              ----------------------------------------------------------------------------------------
              P6040/P6240                        400                             44
              ----------------------------------------------------------------------------------------
              P3000 Series                       400                             34
              ----------------------------------------------------------------------------------------
              P6080/P6280                        800                             66
              ----------------------------------------------------------------------------------------
              P4000 Series                       800                             47
              ----------------------------------------------------------------------------------------
              P9000 Series                       1200                            88
              ----------------------------------------------------------------------------------------
              P5000 Series                       500, 800, 1200, 1400            28, 49, 91, 91
              ----------------------------------------------------------------------------------------

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


   LASER PRINTERS
   --------------

         The Company's laser printers create images on paper electrographically like a copier machine. The image is fixed to the paper with toner in the same manner as copiers. The intelligent controllers that are designed by the Company are integrated with print engines purchased from outside suppliers. Both models are available with optional power stackers.


              ----------------------------------------------------------------------------------
              LASER MODEL        PAPER                                SPEED (PAGES PER MINUTE)
              ----------------------------------------------------------------------------------
              L1024              A-Size Continuous Form               24 PPM
              ----------------------------------------------------------------------------------
              L5031              13.6 Inch Continuous Form and        31 PPM
                                 B-Size Cut Sheet
              ----------------------------------------------------------------------------------


   THERMAL PRINTERS
   ----------------

         The Company's thermal printers create images on paper by heating thermal sensitive media. The image is created either by heating an ink-based ribbon which transfers its ink to the paper label material (transfer) or by heating paper label material in which the thermally sensitive ink is already impregnated (direct). This type of printer is especially useful in "on-demand" label applications. These models use print engines purchased from outside suppliers and are integrated with Printronix System Architecture, (PSA).


       -----------------------------------------------------------------------------------------------------------
                                                    DIRECT OR    SPEED
       THERMAL MODEL        PAPER                   TRANSFER     (INCHES PER SECOND)          DPI (DOTS PER INCH)
       -----------------------------------------------------------------------------------------------------------
       T1006                6.3 Inch Label            Both         6 IPS                       203
       -----------------------------------------------------------------------------------------------------------
       T3204                4.1 Inch Label            Both        10 IPS                       203
       -----------------------------------------------------------------------------------------------------------
       T3306                6.4 Inch Label            Both         8 IPS                       300
       -----------------------------------------------------------------------------------------------------------
       T3308                8.5 Inch Label            Both         5 IPS                       300
       -----------------------------------------------------------------------------------------------------------

PRODUCTS

         Line matrix models include the new ProLine Series 5(TM) family with speeds ranging from 500 to 1400 lines per minute. The new ProLine Series models were introduced in fiscal 1996 and replace the Company's previous generation models in the MVP, P3000, P4000, P6000, and P9000 series. The Company started shipping two new ProLine models in March 1997, just 18 months after the ProLine family was introduced. We upgraded the 475 line per minute model to 500 lines per minute for the same list price. The second model was a 1,400 line per minute model with a power stacker. Applications for line matrix printers include reports, multi-part forms, bar codes, labels and program listings.

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

         The Company's ProLine Series 5, LaserLine and ThermaLine printers employ the Printronix System Architecture (PSA)(TM) design which provides software compatibility among its printer families. All of the Company's printers support Printronix IGP/PGL(R) and IGP/VGL bar code label printing languages.

MARKETING AND CUSTOMERS

         The market for the Company's products is related to the market for computer and bar code systems. Printronix printers are marketed worldwide directly to original equipment manufacturers (OEM) and to end users through a network of full-service distributors and resellers.

         The Company's 10 largest customers accounted for an aggregate of approximately 62, 64, and 66 percent of net sales during the fiscal years ended March 1997, 1996, and 1995, respectively. During fiscal 1997, the Company sold its products to major OEMs, and distributors/resellers, which accounted for approximately 47 percent and 53 percent of net sales, respectively.

         In fiscal 1997, the Company had two customers which individually represented 10 percent or more of consolidated net sales. Sales to the largest customer, IBM, represented 29 percent, 30 percent and 29 percent of net sales for fiscal years 1997, 1996 and 1995, respectively. On a geographic basis, fiscal 1997 sales to the largest customer represented 31 percent of domestic net sales and 25 percent of international net sales. Sales to the second largest customer represented 10 percent, 10 percent and 11 percent of consolidated net sales for fiscal years 1997, 1996, and 1995, respectively. A significant decline in sales to either customer could have an adverse effect on the Company's operations.

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

         Competitive factors in the Company's markets include reliability, durability, price, print quality, versatility of special performance features, and after-sales support. The Company believes that its printers are highly competitive with regard to price/performance and cost of ownership, and that the Company rates highly in after-sales support.

         The Company has periodically evaluated other printing technologies and intends to continue to do so. Introduction of products with superior performance or substantially lower prices could adversely affect the Company's business.

ORDER BACKLOG

         The Company's order backlog at March 28, 1997 was approximately $13.4 million, compared with $23.7 million at March 29,1996 and $17.6 million at March 31, 1995. The decrease over prior years reflects the continuing conversion of the Company's customers to a just-in-time delivery process. The backlog represents orders for which the majority of products have a delivery date and expected ship date of three months or less.

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

ENGINEERING AND DEVELOPMENT

         The Company operates in an industry which is subject to rapid technological change, and its ability to compete successfully depends upon, among other things, its ability to react to change. Accordingly, the Company is committed to the development of new products. During fiscal 1997, 1996, and 1995, its engineering and development expenditures incurred were approximately $14.3 million, $13.7 million, and $12.7 million, respectively. Substantially all expenditures were Company sponsored. A substantial portion of engineering and development expenditures were associated with the continued development of lower cost line matrix printers, software and hardware development of the Printronix System Architecture for laser, thermal and line matrix printers.

PATENTS AND LICENSES

         The Company has been issued 34 United States patents, and related foreign patents (primarily in Canada, the United Kingdom, France and Germany) associated with various aspects of its printers. Two of the foreign patents will expire in July and September 1997, respectively. Three of the United States patents will expire during 1997, one in September and two in December. The Company believes that its patented line matrix printing technology has competitive value and intends to continue its practice of enforcing its patent rights against potential infringers where it deems appropriate. Although there can be no assurance that the Company will be successful in defending its rights to any of its patents, the Company believes that its patents are valid.

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

EMPLOYEES

         The Company had 866 employees as of March 28, 1997 including 502 in the United States, 304 in Singapore and 60 in Europe.

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

FOREIGN OPERATIONS

         The Company has manufacturing facilities in Singapore, wherein line matrix printer products and some printed circuit board assemblies are produced. In the Netherlands, the Company has a facility that provides product support, customer service, product distribution and assembly of selected models of laser and thermal printers. International sales represented approximately 44 percent, 41 percent, and 38 percent of the Company's total sales in fiscal years 1997, 1996, and 1995, respectively. The Company has sales offices within Germany, France, the United Kingdom and Singapore. The Company is not aware of any significant risks with respect to its foreign business other than those inherent in the competitive nature of the business and fluctuations in foreign currency exchange rates. Selected financial information regarding foreign and export sales by geographic area is set forth in Note 6 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

         The Company's executive, manufacturing, engineering, administrative and marketing offices are located in a total of approximately 169,000 square feet of leased facilities in Irvine, California.

         The Company's foreign operations are located in the Netherlands and Singapore. The Netherlands operations are in leased facilities of approximately 34,000 square feet. The Singapore operations were moved to a new 74,000 square foot state-of-the-art building purchased in fiscal 1997 for approximately $3.8 million with an additional $3.0 million spent in capital improvements. The Company also leases several small offices, generally on short-term leases, throughout the United States and Europe for sales or service. See Note 7 of Notes to Consolidated Financial Statements for a summary of the expiration dates and lease or rental commitments.

ITEM 3.  LEGAL PROCEEDINGS

   ENVIRONMENTAL ASSESSMENT
   ------------------------

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

         In March 1996, the Company received a request from the Board for information regarding chemicals used by the Company or others on property adjacent to the former production plant site. Although, the Company previously occupied a small portion of this adjacent property primarily for office space and a machine shop, initial review indicates that the Company did not use compounds containing VOCs on this adjacent property.

         There are presently no Board remediation orders outstanding against the Company. As of March 28, 1997, the Company has reserved $214,000 to cover further legal fees or any additional expenses related to environmental tests which could be requested by the Board at the site. To date, the Company has incurred only minimal expense in its initial response to the Board's request for information and for environmental testing. However, the Company could be subject to charges related to remediation of the site. These charges on a preliminary (and very general) basis, could be estimated as follows:

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

   PRINTRONIX, INC. V. KENTEK INFORMATION SYSTEMS, INC.
   ----------------------------------------------------

         On May 16, 1996, the company filed suit against Kentek Information Systems, Inc. ("Kentek") in the United States District Court for the Central District of California. On or about June 19, 1996, the case was transferred to the United States District Court for the District of Colorado.

         The suit alleged that Kentek had discriminated against the Company in the prices that it charged the Company for the purchase of consumable products, in violation of the Robinson-Patman Act, and in breach of a contract between the parties governing the purchase of such consumables. The suit sought damages of $2.5 million for breach of contract and violation of the Robinson-Patman Act (damages for which are trebled) and sought an injunction against further price discrimination.

         On December 23, 1996, Kentek's counterclaims against the Company were filed. The counterclaims alleged that the Company is in breach of contract for failing to exercise its best efforts in the sale of Kentek products and the Company misrepresented its intentions to perform under the contract in the course of negotiations. The counterclaims sought damages and punitive damages in unspecified amounts.

         By agreement dated May 12, 1997, the parties have settled the lawsuit. The settlement provides for the dismissal of all claims with prejudice, release of certain claims, a reduction in prices charged to the Company for consumables, retroactive to January 6, 1996 and continuing thereafter as provided in the contract, and certain other credits. The terms of the settlement will not have a material impact on the Company. The parties have expressly denied liability to one another.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their ages as of May 12, 1997 are as follows:


   Robert A. Kleist                          68     President, Chief Executive Officer and Director

   J. Edward Belt, Ph.D.                     63     Senior Vice President, Engineering, Chief Technical Officer,
                                                    and Assistant Corporate Secretary

   George L. Harwood                         52     Senior Vice President, Finance and Information Systems
                                                    (IS), Chief Financial Officer, and Corporate Secretary

   C. Victor Fitzsimmons                     49     Senior Vice President, Worldwide Manufacturing

   Richard A. Steele                         52     Senior Vice President, Sales and Marketing

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

         Mr. Harwood joined the Company in October 1988 as Senior Vice President, Finance and Chief Financial Officer. Mr. Harwood was appointed to the additional office of Corporate Secretary in January 1989. In October 1994, Mr. Harwood assumed responsibility for the Company's Information Systems. From December 1984 to October 1988, Mr. Harwood was Chief Financial Officer and Vice President, Finance at Qume Corporation. From December 1982 to December 1984, Mr. Harwood was Group Controller of ITT Automotive Products, Worldwide. In prior years, Mr. Harwood has held various senior financial positions at ITT in Brussels, London and Zambia. Mr. Harwood is a Fellow of the Institute of Chartered Accountants in England and has had seven years of public accounting experience, primarily at Price Waterhouse.

         Mr. Fitzsimmons joined the Company in September 1985 as Director of Information Systems. In December 1988, he was appointed Vice President, Information Systems. In May 1990, Mr. Fitzsimmons assumed responsibility for Printronix B.V., the Company's Netherlands subsidiary. Mr. Fitzsimmons was appointed to the additional office of Vice President, Irvine Manufacturing in October 1990. In July 1991, he assumed responsibility for Printronix A.G., the Company's Singapore subsidiary. From May 1992 to October 1994 Mr. Fitzsimmons was Senior Vice President, Manufacturing and Information Systems. In October 1994, he was appointed Senior Vice President, Worldwide Manufacturing. From September 1979 to September 1985, Mr. Fitzsimmons held various senior IS positions at Magnavox Government and Industrial Electronics Company.

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


                                     PART II

         Information for Items 5, 6, 7 and 8 is contained in the Company's 1997 Annual Report to Stockholders on the following pages, which information is incorporated herein by reference (and except for these pages, the Company's Annual Report to Stockholders for the fiscal year ended March 28, 1997 is not deemed filed as part of this report):

                                                                                      ANNUAL REPORT TO
                                                                                        STOCKHOLDERS
 ITEM NO.                                     TITLE                                    PAGE REFERENCE
 --------                                     -----                                    --------------

 Item 5.               Market for Registrant's Common Equity and Related             15, 24, back cover
                       Stockholder Matters

 Item 6.               Selected Financial Data                                          inside cover

 Item 7.               Management's Discussion and Analysis of                              8-10
                       Financial Condition and Results of Operations

 Item 8.               Financial Statements and Supplementary Data                         11-24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

         Information required under Item 10 "Directors and Executive Officers of the Registrant" (except for certain information concerning the Executive Officers provided in Part I of this report), Item 11 "Executive Compensation,"
Item 12 "Security Ownership of Certain Beneficial Owners and Management," and
Item 13 "Certain Relationships and Related Transactions" has been omitted from this report. Such information is hereby incorporated by reference from Printronix's Proxy Statement for its Annual Meeting of Stockholders to be held on August 12, 1997, which the Company intends to file with the Securities and Exchange Commission not later than July 10, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)     Index to Financial Statements

                                                                                                 Page in
                                                                                              Annual Report*
                                                                                              --------------
 1.  Financial Statements included in Part II of this report:

       Report of Independent Public Accountants                                                     24

       Consolidated Balance Sheets as of March 28, 1997 and March 29, 1996                          11

       Consolidated Statements of Income for each of the three years in the period
       ended March 28, 1997                                                                         12

       Consolidated Statements of Stockholders' Equity for each of the three years in
       the period ended March 28, 1997                                                              13

       Consolidated Statements of Cash Flows for each of the three years in the period
       ended March 28, 1997                                                                         14

       Notes to Consolidated Financial Statements                                                 15-23

--------------
* Incorporated by reference from the indicated pages of the Company's Annual Report to Stockholders for the fiscal year ended March 28, 1997 (and except for these pages, the Company's Annual Report to Stockholders for the fiscal year ended March 28, 1997, is not deemed filed as part of this report).

                                                                                            Page in this report
                                                                                            -------------------
 2.  Schedules supporting the Consolidated Financial Statements:

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Printronix, Inc.:

         We have audited in accordance with generally accepted auditing standards, the financial statements included in Printronix, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 24, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                  ARTHUR ANDERSEN LLP


Orange County, California
April 24, 1997

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: June 25, 1997


                                                 PRINTRONIX, INC.

                                                 BY  /s/ ROBERT A. KLEIST
                                                     ---------------------------
                                                     Robert A. Kleist, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 SIGNATURE                            TITLE                                          DATE
 ---------                            -----                                          ----
 /s/ ROBERT A. KLEIST                 President, Chief Executive                June 25, 1997
 ----------------------------         Officer and Director
 Robert A. Kleist                     (Principal Executive Officer)

 /s/ GEORGE L. HARWOOD                Senior Vice President,                    June 25, 1997
 ----------------------------         Finance & IS, Chief
 George L. Harwood                    Financial Officer and
                                      Corporate Secretary
                                      (Principal Accounting
                                      and Financial Officer)

 /s/ BRUCE T. COLEMAN                 Director                                  June 25, 1997
 ----------------------------
 Bruce T. Coleman

 /s/ JOHN R. DOUGERY                  Director                                  June 25, 1997
 ----------------------------
 John R. Dougery

 /s/ RALPH GABAI                      Director                                  June 25, 1997
 ----------------------------
 Ralph Gabai

 /s/ ERWIN A. KELEN                   Director                                  June 25, 1997
 ----------------------------
 Erwin A. Kelen

                        PRINTRONIX, INC. AND SUBSIDIARIES

                            -----------------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

         FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED MARCH 28, 1997

                                                             Additions
                                                      -----------------------
                                    Balance at        Charged to      Charged                             Balance
                                    Beginning         Cost and        to Other                            at End
Description                         of Period         Expenses        Accounts          Deductions       of Period
-----------                         ---------         --------        --------          ----------       ---------
YEAR ENDED MARCH 28, 1997
Allowance for doubtful accounts     $937,000          $961,000        $    --            $888,000(A)     $1,010,000
                                    ========          ========        ========           ========        ==========

YEAR ENDED MARCH 29, 1996
Allowance for doubtful accounts     $908,000          $141,000        $    --            $112,000(A)     $  937,000
                                    ========          ========        ========           ========        ==========

YEAR ENDED MARCH 31, 1995
Allowance for doubtful accounts     $677,000          $330,000        $    --            $ 99,000(A)     $  908,000
                                    ========          ========        ========           ========        ==========

DESCRIPTIONS OF OTHER ADDITIONS AND DEDUCTIONS:

(A) -- Write-off of bad debt

                                INDEX OF EXHIBITS


EXHIBIT NUMBER    DESCRIPTION
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


EXHIBIT NUMBER    DESCRIPTION
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

       11         Computation of net income per share.

       13         The Company's Annual Report to Stockholders for the fiscal year ended March 28, 1997, (with the exception of the information incorporated by reference into Items 5, 6, 7 and 8 of this report, the Annual Report to Stockholders is not deemed to be filed as part of this report).

       21         List of Printronix's subsidiaries.

       23         Consent of Independent Public Accountants, Arthur Andersen LLP, to the incorporation of their reports herein to Registration Statement Nos. 2-70035, 33-14288 and 33-83156.

       27         Financial Data Schedule ("This schedule contains summary financial information extracted from the
                  Company's Annual Report for the fiscal year ended March 28, 1997 and is qualified in its entirety by reference to such financial statements.")
