Form 10-Q
period 1997-06-27
PRINTRONIX INC
filed 1997-08-11
CIK 311505

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 27, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transaction period from                  to
                                         -----------------   -------------------

                          Commission file number 0-9321


                                PRINTRONIX, INC.
--------------------------------------------------------------------------------
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


                                 (714) 863-1900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           YES  X          NO
                               ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock                       Outstanding at August 1, 1997
     ---------------------                       -----------------------------
        $ .01 par value                                      7,891,993

                        PRINTRONIX, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                -----------------

PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Statement Regarding Financial Information                             (2)

                      Consolidated Balance Sheets

                             Assets                                                         (3)

                             Liabilities and Stockholders' Equity                           (4)

                      Consolidated Statements of Operations                                 (5)

                      Consolidated Statements of Cash Flows                                 (6)

                      Condensed Notes to Consolidated Financial Statements                  (8)

         Item 2.     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                           (10)

PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings                                                    (13)

         Item 6.      Exhibits and Reports on Form 8-K                                     (14)

         Signatures                                                                        (15)

         Index to Exhibits                                                                 (16)

                        PRINTRONIX, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                  ------------

                       FOR THE QUARTER ENDED JUNE 27, 1997

                                  ------------

                          PART I. FINANCIAL INFORMATION

                                  ------------

                          ITEM 1. Financial Statements

                                  ------------


                    STATEMENT REGARDING FINANCIAL INFORMATION

                                  ------------

The financial statements included herein have been prepared by PRINTRONIX, INC. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 28, 1997, as filed with the Securities and Exchange Commission.

                        PRINTRONIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                               ------------------

                                     ASSETS

                                                                      March 28, 1997
                                                  June 27, 1997   (Derived from audited
                                                   (Unaudited)    financial statements)
                                                  -------------   ---------------------
                                                             (In thousands)
     CURRENT ASSETS:

         Cash and cash equivalents                  $ 18,465             $ 12,766
         Accounts receivable, net of allowances
            for doubtful accounts of
            $1,114 as of June 27, 1997 and
            $1,010 as of March 28, 1997               23,308               23,086

         Inventories
         Raw materials, subassemblies and
            work in process                           12,675               15,640
         Finished goods                                6,099                4,388
                                                    --------             --------
                                                      18,774               20,028

         Prepaid expenses                                762                  792
                                                    --------             --------
    TOTAL CURRENT ASSETS                              61,309               56,672
                                                    --------             --------
         Property and Equipment, at cost:

            Machinery and equipment                   34,066               32,690
            Furniture and fixtures                    13,651               13,581
            Building and improvements                  6,804                6,769
            Leasehold improvements                     2,046                2,008
                                                    --------             --------
                                                      56,567               55,048
         Less-Accumulated depreciation
            and amortization                         (33,059)             (31,520)
                                                    --------             --------
                                                      23,508               23,528
                                                    --------             --------
         Other assets                                    583                  453
                                                    --------             --------
    TOTAL ASSETS                                    $ 85,400             $ 80,653
                                                    ========             ========

           See accompanying notes to consolidated financial statements

                        PRINTRONIX, INC. AND SUBSIDIARIES

                           ---------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                           ---------------------------

                                                                    March 28, 1997
                                                   June 27, 1997  (Derived from audited
                                                    (Unaudited)   financial statements)
                                                   ------------   ---------------------
                                                            (In thousands)
    CURRENT LIABILITIES:

         Accounts payable                           $  9,803           $  8,621
         Accrued expenses:
            Payroll and employee benefits              4,939              4,087
            Warranty                                   1,636              1,536
            Environmental                                214                214
            Income taxes                               1,053                641
            Other                                      1,707              1,326
                                                    --------           --------
    TOTAL CURRENT LIABILITIES                         19,352             16,425
                                                    --------           --------
         Other long-term liabilities                     720                720
                                                    --------           --------
    TOTAL LONG-TERM LIABILITIES                          720                720
                                                    --------           --------
    STOCKHOLDERS' EQUITY:
         Common stock, par value $0.01-
            Authorized 12,000,000 shares,
               issued and outstanding
               7,854,222 and 8,032,303 shares
               as of June 27, 1997 and
               March 28, 1997, respectively               79                 80
         Additional paid-in capital                   30,576             30,887
         Retained earnings                            34,673             32,541
                                                    --------           --------
            Total Stockholders' Equity                65,328             63,508
                                                    --------           --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 85,400           $ 80,653
                                                    ========           ========



           See accompanying notes to consolidated financial statements

                        PRINTRONIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      -------------------------------------
                                   (Unaudited)

                                                     Three Months Ended
                                                   -----------------------
                                                    June 27,     June 28,
                                                     1997          1996
                                                   ---------     ---------
                                                    (Amounts in thousands,
                                                       except share data)
    NET SALES                                      $  43,667     $  44,619
    COST OF SALES                                     30,743        33,636
                                                   ---------     ---------
         Gross Profit                                 12,924        10,983

    OPERATING EXPENSES:
         Engineering and development                   3,851         3,456
         Selling, general and administrative           5,318         4,905
                                                   ---------     ---------
    Total operating expenses                           9,169         8,361
                                                   ---------     ---------
    INCOME FROM OPERATIONS                             3,755         2,622
                                                   ---------     ---------
    Other (income) expense, net                         (313)           30
                                                   ---------     ---------
    INCOME BEFORE TAXES                                4,068         2,592
    Provision for income taxes                           425           100
                                                   ---------     ---------
    NET INCOME                                     $   3,643     $   2,492
                                                   =========     =========
    EARNINGS PER SHARE:

         Primary                                   $     .45     $     .30
         Fully Diluted                             $     .44     $     .30
                                                   =========     =========
    WEIGHTED AVERAGE SHARES OUTSTANDING:

         Primary                                   8,160,000     8,323,213
         Fully Diluted                             8,224,569     8,350,659
                                                   =========     =========


           See accompanying notes to consolidated financial statements

                        PRINTRONIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      -------------------------------------

                           For the Three Months Ended:
                         June 27, 1997 and June 28, 1996

                                                                        1997          1996
                                                                      --------      ---------
                                                                            (Unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                     $  3,643      $  2,492

  Adjustments to reconcile net income to
    net cash provided by operating activities:

       Depreciation and amortization                                     2,009         1,925
       (Gain) loss on sales of property & equipment                        (18)           99
       Compensation expense related to restricted stock plan               397           366

       Changes in assets and liabilities:
          Accounts receivable                                             (222)       (1,424)
          Inventories                                                    1,254        (4,242)
          Accounts payable                                               1,182         1,546
          Payroll and employee benefits                                    852           670
          Accrued income taxes                                             412            36
          Other                                                            381           364
                                                                       -------       -------
  Net cash provided by operating activities                              9,890         1,832
                                                                       -------       -------
  CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                              (2,068)       (2,407)
       Purchase of building and improvements                               (35)       (3,681)
       Proceeds from disposition of equipment                              132           395
                                                                       -------       -------
  Net cash used in investing activities                                 (1,971)       (5,693)
                                                                       -------       -------


           See accompanying notes to consolidated financial statements

                        PRINTRONIX, INC. AND SUBSIDIARIES

                      -------------------------------------

                           For the Three Months Ended:
                         June 27, 1997 and June 28, 1996

                      -------------------------------------

                                                            1997           1996
                                                          --------      ---------
                                                                (Unaudited)
  CASH FLOWS FROM FINANCING ACTIVITIES:
       Payment of debt                                    $     --      $   (113)
       Repurchase and retirement of common stock            (2,252)           --
       Proceeds from issuance of common stock                   32           104
       Proceeds from issuance of long-term debt                 --         2,915
                                                          --------      --------
  Net cash (used in) provided by financing activities       (2,220)        2,906
                                                          --------      --------
  Increase (decrease) in cash and cash equivalents           5,699          (955)
                                                          --------      --------
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          12,766         6,486
                                                          --------      --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 18,465      $  5,531
                                                          ========      ========

  ---------------------------
  Supplementary disclosures of cash flow information:

       Taxes paid                                         $     21      $     50
       Interest paid                                      $    114      $      7


See accompanying notes to consolidated financial statements

                        PRINTRONIX, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            -------------------------
                                  JUNE 27, 1997
                            -------------------------
                                   (Unaudited)

1)   Management Opinion
     ------------------

     In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

2)   Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid temporary cash investments with maturities of three months or less to be cash equivalents. The effect of exchange rate changes on cash balances held in foreign currencies was not material for the periods presented.

3)   Inventories
     -----------

     Inventories are priced at the lower of cost (FIFO) or market and include the cost of material, labor and manufacturing overhead.

4)   Bank Borrowings and Debt Arrangements
     -------------------------------------

     The Company ended the quarter with no outstanding debt against its unsecured lines of credit.

5)   Earnings per Share
     ------------------

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

                                                            Three Months Ended
                                                           ---------------------
                                                             June 27,   June 28,
                                                              1997       1996
                                                           ---------   ---------
  Weighted average shares outstanding                      7,903,278   7,861,299

       Common stock equivalents:
          Options - Primary                                  256,722     461,914
          Options - Fully Diluted                            321,291     489,360

       Shares outstanding:
          Primary                                          8,160,000   8,323,213
          Fully Diluted                                    8,224,569   8,350,659

                        PRINTRONIX, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            -------------------------
                                  JUNE 27, 1997
                            -------------------------
                                   (Unaudited)

6)   Capital Stock
     -------------

     As authorized by the Board of Directors, the Company repurchased and retired 192,500 shares of common stock during the quarter at prices ranging from $10.88 to $15.00 per share, at a cost of $2.2 million. Purchases of an additional 17,500 shares of common stock were made subsequent to the end of the quarter and future purchases of up to 790,000 shares of common stock may be made at the Company's discretion.

                        PRINTRONIX, INC. AND SUBSIDIARIES

                 ITEM 2. Management's Discussion and Analysis of
                         Financial Condition and Results of Operations
                         ---------------------------------------------

Reference is made to the Company's annual report on Form 10-K for the fiscal year ended March 28, 1997 for a detailed discussion and analysis of the Company's financial condition and results of operations for the periods covered by that report.

RESULTS OF OPERATIONS
---------------------

Revenues and Backlog
--------------------

Net sales for the quarter ended June 27, 1997 were 7% higher than the previous quarter and 2% lower than the year-ago quarter. Sales in the current quarter increased as a result of higher sales to the Company's largest customer. The previous quarters sales were negatively impacted as the Company's largest customer completed implementation of a quarterly inventory control plan. The $1.0 million decrease in sales, as compared to the same quarter in the previous year, is attributable to unusually high sales in the year-ago quarter which was a result of pent up demand due to product shortages in the fourth quarter of fiscal 1996.

Americas (North, Central, and South Americas) sales ended the quarter with $25.4 million, compared with $24.3 million last quarter and $27.8 million in the year-ago quarter. EMEA (Europe, Middle East, and Africa) sales for the quarter increased to $15.4 million compared with $13.8 million in the previous quarter and $14.9 million in the year-ago quarter. Sales to the Asia Pacific market remained flat at $2.9 million in the current quarter but increased $1.0 million as compared to the same quarter in the previous fiscal year. The 53% sales growth in the Asia Pacific region compared to the same quarter in the previous year is attributable to the Company's focused efforts on increasing sales and market share in this rapidly growing region.

Sales to OEM customers for the quarter increased to $22.8 million as compared to $19.2 million in the previous quarter and $24.4 in the same quarter in the previous year. Sales to distributors were $20.9 million for the quarter compared to $21.7 in the previous quarter and $20.2 million in the same quarter in the previous year. Sales to the Company's largest customer were negatively impacted in the previous quarter as they implemented a quarterly inventory control plan.

Line matrix sales increased 8% to $36.9 million in the quarter as compared to the previous quarter and decreased from $38.1 million in the year-ago quarter. Laser sales decreased $0.2 million from the previous quarter to $5.8 million in the current quarter and remained flat as compared to the year-ago quarter. Thermal sales increased 5% over the prior quarter and 40% over the year-ago quarter; however, thermal sales remain below 3% of total sales.

                        PRINTRONIX, INC. AND SUBSIDIARIES

Sales to the largest customer, IBM, represented 29% of total sales for the first quarter as compared to 24% in the previous quarter and 32% in the year-ago quarter. Sales to the second largest customer represented 8% of total sales for the quarter as compared to 9% in the previous quarter and 10% in the year-ago quarter.

Order backlog at quarter-end was $14.0 million compared with $13.4 million at the end of the previous quarter and $21.4 million at the end of the year-ago quarter. Backlog levels reflect the ongoing program in which the Company's customers order on a just-in-time delivery process.

Gross Profit
------------

Gross profit as a percentage of sales for the quarter increased to 29.6% compared with 28.9% in the previous quarter and 24.6% in the year-ago quarter. The increase in gross margin over the year-ago quarter was achieved through manufacturing efficiencies and cost reductions from the successful conversion to the ProLine Series line matrix products. Increases in margin as compared to the previous quarter are attributable to manufacturing efficiencies gained through higher sales volume.

Operating and Other Expenses and Taxes
--------------------------------------

Engineering expense for the quarter increased to $3.9 million as compared to $3.6 million in the previous quarter and $3.5 million in the year-ago quarter. As a percent of sales, engineering and development expenses remained constant at approximately 9% for both the current and previous quarters but increased from approximately 8% in the year-ago quarter. Selling, general, and administrative expenses increased $0.4 million to $5.3 million for the current quarter as compared to both the previous quarter and the same quarter in the previous year. As a percent of sales, selling, general, and administrative expenses remained flat at approximately 12% for the current and previous quarters but increased from 11% in the year-ago quarter. The increase in operating expenses over the year-ago quarter is due to expenses remaining approximately flat while sales decreased 2%.

Other income remained flat compared to the previous quarter and increased $0.3 million from the same quarter in the previous year. The increase in other income as compared to the same quarter in the previous year is due to increased interest income on average cash balances and no debt balances in the current quarter.

The income tax provision increased to $0.4 million as compared with $0.2 million in the previous quarter and $0.1 in the year-ago quarter. The Company continues utilizing Federal net operating loss carryforwards; however, the State net operating loss carryforwards were completely utilized in the fourth quarter of fiscal 1997. Increases in the tax provision are attributable to increased profitability and the prior fiscal year utilization of the State net operating loss carryforwards.

                       PRINTRONIX, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company ended the quarter with cash of $18.5 million compared with $12.8 million last quarter. The Company's stronger cash position relative to the prior quarter results primarily from lower inventory levels which declined $1.3 million and increased profitability. The reduction in inventory results primarily from reductions the Company's mature products.

The Company repurchased and retired 192,500 shares of common stock at an average share price of $11.68 during the quarter.

The Company believes that its internally-generated funds, together with available financing, will be adequate in providing its working capital requirements, capital expenditures, and engineering development needs through the current fiscal year.

                        PRINTRONIX, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION
                           --------------------------

                            ITEM 1. Legal Proceedings
                            -------------------------

See "Item 3. Legal Proceedings" reported in Part I of the Company's Report on Form 10K for the fiscal year ended March 28, 1997.

Printronix, Inc. vs. Kentek Information Systems, Inc.
-----------------------------------------------------

On May 16, 1996, the Company filed suit against Kentek Information Systems, Inc. ("Kentek") in the United States District Court for the Central District of California. On or about June 19, 1996, the case was transferred to the United States District Court for the District of Colorado.

The suit alleges that Kentek had discriminated against the Company in the prices that it charged the Company for the purchase of consumable products, in violation of the Robinson-Patman Act, and in breach of a contract between the parties governing the purchase of such consumables. The suit sought damages of $2.5 million for breach of contract and violation of the Robinson-Patman Act (damages for which are trebled) and sought an injunction against further price discrimination.

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

                       PRINTRONIX, INC. AND SUBSIDIARIES

                             ----------------------

                   ITEM 6.  Exhibits and Reports on Form 8-K

                             ----------------------

(a)     Exhibits.

27.     Financial Data Schedule

(b)     Reports.

        No reports on Form 8-K have been filed by the Registrant for the quarterly period covered by this report.

                        PRINTRONIX, INC. AND SUBSIDIARIES

                                   SIGNATURES

                                  -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PRINTRONIX, INC.


                                                --------------------------------
                                                         (Registrant)



Date: August 8, 1997                            By: /s/ GEORGE L. HARWOOD
                                                    ----------------------------
                                                    George L. Harwood
                                                    Sr. Vice-President, Finance,
                                                    Chief Financial Officer,
                                                    and Secretary
                                                    (Principal Financial Officer
                                                    and Duly Authorized Officer)

                       PRINTRONIX, INC. AND SUBSIDIARIES
                         Index to Exhibits to Form 10-Q
                        --------------------------------


                                 JUNE 27, 1997
                                ---------------


EXHIBIT
NUMBER          DESCRIPTION                                      PAGE
-------         ------------------------------------------       ----
27              Financial Data Schedule                          Filed only with
                                                                 EDGAR version