Form 10-Q
period 1997-09-26
PRINTRONIX INC
filed 1997-11-07
CIK 311505

                          Form 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


         [X]      QUARTERLY   REPORT  PURSUANT   TO
                  SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 26, 1997

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
       (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)            (Identification No.)

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

               YES      X                          NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock              Outstanding at October
31, 1997

       $ .01 par value                    8,150,873

              PRINTRONIX, INC. AND SUBSIDIARIES
                      TABLE OF CONTENTS
               ------------------------------


PART I. FINANCIAL INFORMATION

     Item 1.    Financial Statements

            Statement Regarding Financial Information         (2)

            Consolidated Balance Sheets

                Assets                                        (3)

                Liabilities and Stockholders' Equity          (4)

            Consolidated Statements of Operations             (5)

            Consolidated Statements of Cash Flows             (6)

            Condensed Notes to Consolidated
               Financial Statements                           (8)

     Item 2.     Management's Discussion and Analysis of
         Financial Condition and Results of Operations       (10)


PART II.    OTHER INFORMATION

     Item 1.    Legal Proceedings                            (13)

     Item 4.    Submission of Matters to a Vote of Security
                    Holders                                  (13)

     Item 5.    Other Information                            (14)

     Item 6.    Exhibits and Reports on Form 8-K             (14)

     Signatures                                              (15)

     Index to Exhibits                                       (16)

     Certificate of Incorporation Together With
        the Amendment                                 Exhibit 3.1

               PRINTRONIX, INC. AND SUBSIDIARIES
                           FORM 10-Q
                         ------------
           FOR THE QUARTER ENDED SEPTEMBER 26, 1997
           ----------------------------------------

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

                   PRINTRONIX, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                      ---------------------------
                                Assets

                            September 26, 1997   March 28, 1997
                                             (Derived from audited
                               (Unaudited)   financial statements)
                       -----------------------------------------------
---------
                                        (In thousands)
 CURRENT ASSETS:
  Cash and cash equivalents        $23,713           $12,766
  Accounts receivable, net
    of allowances for doubtful
    accounts of $1,227 as of
    September 26, 1997 and
    $ 1,010 as of March 28, 1997    20,927            23,086

  Inventories:
    Raw materials, subassemblies
      and work in process           15,333            16,253
    Finished goods                   3,562             3,775
                               -----------       -----------
                                    18,896            20,028

  Prepaid expenses                     677               792
                               -----------       -----------
TOTAL CURRENT ASSETS                64,213            56,672
                               -----------       -----------
  Property and equipment, at cost:
    Machinery and equipment         31,026            32,690
    Furniture and fixtures          18,193            13,581
    Building and improvements        6,852            6,769
    Leasehold improvements           2,105             2,008
                               -----------       -----------
                                    58,176            55,048
  Less accumulated depreciation
    and amortization              (34,435)          (31,520)
                               -----------       -----------
                                    23,741            23,528
                               -----------       -----------
  Other assets                         592               453
                               -----------       -----------
TOTAL ASSETS                       $88,546           $80,653
                                   =======           =======


      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS  - continued
                      ---------------------------
                  Liabilities and Stockholders' Equity
                 ------------------------------------
                            September 26, 1997   March 28, 1997
                                             (Derived from audited
                               (Unaudited)   financial statements)
                       -----------------------------------------------
---------

                                        (In thousands)
CURRENT LIABILITIES:
    Accounts payable                $8,603            $8,621
    Accrued expenses:
     Payroll and employee benefits   4,730             4,087
     Warranty                        1,636             1,536
     Income taxes                    1,045               641
     Environmental                     214               214
     Other                           1,870             1,326
                               -----------       -----------
TOTAL CURRENT LIABILITIES           18,098            16,425
                               -----------       -----------

  Other long-term liabilities          720               720
                               -----------       -----------
TOTAL LONG-TERM LIABILITIES            720               720
                               -----------       -----------
STOCKHOLDERS' EQUITY:
  Common stock, par value $0.01
    Authorized 30,000,000 shares,
     issued and outstanding
     7,897,141 and 8,032,303 shares
     as of September 26, 1997 and
     March 28, 1997, respectively.      79                80
  Additional paid-in capital        31,398            30,887
  Retained earnings                 38,251            32,541
                               -----------       -----------
    Total Stockholders' Equity      69,728            63,508
                               -----------       -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $88,546           $80,653
                                   =======           =======
      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations
                 -------------------------------------
                                             (Unaudited)

                                Three Months Ended   Six Months Ended
                               Sep. 26,   Sep. 27,    Sep. 26,Sep. 27,
                                 1997       1996        1997    1996
                              (Amounts in thousands, except share data)
NET SALES                      $40,788   $43,193   $84,455   $87,812
COST OF SALES                   27,596    32,001    58,339    65,637
                            ----------------------------------------
  Gross Profit                  13,192    11,192    26,116    22,175

OPERATING EXPENSES:
  Engineering and development    3,722     3,749     7,573     7,205
  Selling, general and
    administrative               5,733     4,975    11,051     9,880
                            ----------------------------------------
Total operating expenses         9,455     8,724    18,624    17,085
                            ----------------------------------------
INCOME FROM OPERATIONS           3,737     2,468     7,492     5,090
                            ----------------------------------------
Other income, net                (404)      (33)     (717)       (3)
                            ----------------------------------------
INCOME BEFORE TAXES              4,141     2,501     8,209     5,093

Provision for income taxes         402       100       827       200
                            ----------------------------------------
NET INCOME                   $   3,739  $  2,401  $  7,382  $  4,893
                                ======    ======    ======    ======
EARNINGS PER SHARE:

  Primary                    $    0.45 $    0.29  $   0.90  $   0.59
  Fully Diluted              $    0.45 $    0.29  $   0.88  $   0.58
                                ======    ======    ======    ======
WEIGHTED AVERAGE
SHARES OUTSTANDING:

  Primary                    8,260,773 8,288,696 8,214,113 8,314,110
  Fully Diluted              8,378,656 8,355,968 8,388,773 8,367,235
                              ========  ========  ======== ========

      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                 -------------------------------------
                       For the Six Months Ended:
               September 26, 1997 and September 27, 1996
----------------------------------------------------------------------

                                                       (Unaudited)
                                                1997           1996
Cash flows from operating activities:
  Net income                                  $7,382        $ 4,893

Adjustments to reconcile net income to
  net cash provided by operating activities:

  Depreciation and amortization                3,571          3,551
  Loss on sales of property & equipment           33             94
  Compensation expense related to
     restricted stock plan                       794            687

  Changes in assets and liabilities:
    Accounts receivable                        2,159          (310)
    Inventories                                1,132        (3,298)
    Accounts payable                            (18)        (3,296)
    Payroll and employee benefits                643          1,001
    Accrued income taxes                         404            259
    Other assets and liabilities, net            620            485
                                         -----------    -----------
Net cash provided by operating activities     16,720          4,066
                                         -----------    -----------
Cash flows from investing activities:
  Investment in property and equipment       (3,896)        (3,920)
  Purchase of building and improvements         (83)        (6,290)
  Proceeds from disposition of equipment         162            600
                                         -----------    -----------
Net cash used in investing activities        (3,817)        (9,610)

                                         -----------   ------------

      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows - continued
                 -------------------------------------
                       For the Six Months Ended:
               September 26, 1997 and September 27, 1996
----------------------------------------------------------------------
                                                    (Unaudited)
                                                1997           1996

Cash flows from financing activities:
  Payment of short-term debt                      --          (187)
  Proceeds from issuance of common stock         520            160
  Purchase of common stock                   (2,476)             --
  Increase in long-term debt                      --          5,000
                                         -----------    -----------

Net cash provided by financing activities    (1,956)          4,973
                                         -----------    -----------

Increase (decrease) in cash and
    cash equivalents                          10,947          (571)
                                         -----------    -----------

Cash and cash equivalents at beginning
    of period                                 12,766          6,486
                                         -----------    -----------

Cash and cash equivalents at end of period   $23,713         $5,915
                                             =======        =======




---------------------------------------------------------------------

Supplementary disclosures of cash flow information:
  Taxes paid                                    $274            $56
  Interest paid                                 $ 20            $93
  Capital lease additions                         --             --

      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
         Condensed Notes to Consolidated Financial Statements
            -----------------------------------------------
                          SEPTEMBER 26, 1997
                       -------------------------
                              (Unaudited)

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

3)Inventories

  Inventories are priced at the lower of cost (FIFO) or market and include the cost of material, labor and manufacturing overhead.

4)  Reclassifications

  Certain amounts in the prior period financial statements have been reclassified to conform to the current period's presentation.

5)Statements of Financial Accounting Standards Not Yet Adopted

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." This statement required dual presentation of newly defined basic and diluted earnings per share ("EPS") on the face of the income statements for all entities with complex capital structures. The accounting standard is effective for all fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS. The implementation of SFAS 128 is not expected to have a material impact on data previously presented by the Company.

6)  Bank Borrowings and Debt Arrangements

  The Company ended the quarter with no outstanding debt against its unsecured lines of credit.

                   PRINTRONIX, INC. AND SUBSIDIARIES
         Condensed Notes to Consolidated Financial Statements
            -----------------------------------------------
                          SEPTEMBER 26, 1997
                       -------------------------
                              (Unaudited)

7)  Earnings per Share

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

                               Three Months Ended   Six Months Ended
                                 Sep. 26, Sep. 27, Sep. 26,  Sep. 27,
                                 1997      1996      1997      1996

Weighted avg.
  shares outstanding         7,884,334 7,882,381 7,894,594 7,879,089

  Common stock equivalents:
    Options - Primary          376,439   406,315   319,519   435,021
    Options - Fully Diluted    494,322   473,587   494,179   488,146

  Shares outstanding:
    Primary                  8,260,773 8,288,696 8,214,113 8,314,110
    Fully Diluted            8,378,656 8,355,968 8,388,773 8,367,235

8)  Capital Stock

  As authorized by the Board of Directors, the Company repurchased and retired 15,000 shares of common stock during the quarter at a cost of $225 thousand. Future purchases of up to 792,500 shares of common stock may be made at the Company's discretion.

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

RESULTS OF OPERATIONS

Revenues and Backlog

Net sales for the quarter ended September 26, 1997 were $40.8 million a reduction of $2.8 million or 6.6% lower than last quarter and $2.4 million or 5.6% lower than the year-ago quarter. On a year-to-date basis, sales were down $3.4 million or 3.8% over the first six months of the prior fiscal year. The decrease in revenue for the first six months of the year compared with the same period last year was driven by lower sales to the Company's largest OEM customer and a weaker market in Europe, partially offset by increased sales in Asia Pacific. Regionally, year-to-date sales to customers in the Americas decreased 5.7% compared with the same period of the prior year while sales to customers in Europe, Middle East, and Africa (EMEA) decreased approximately 7.0%. Revenue to customers located in Asia Pacific increased 43.6% or $1.8 million for the first six months of fiscal 1998 compared with the same period of the prior year. Revenue from the Company's five largest customers, which primarily represent OEM business, decreased 17.0% from the prior quarter and decreased 23.4% over the year-ago quarter. For the first six months of the fiscal year, sales to these customers were down $8.2 million or 16.5% over the prior year period.

Order backlog at quarter-end was $20.8 million compared with $14.0 million at the end of the previous quarter and $18.0 million at the end of the second quarter for the previous fiscal year.

Gross Profit

Gross profit as a percentage of sales for the quarter increased to 32.3% compared with 29.6% in the prior quarter and 25.9% in the prior year quarter. The year-to-date gross profit percentage increased to 30.9% from 25.3% for the first six months of the fiscal year compared with the first six months of the prior fiscal year. The higher margin is attributable to manufacturing efficiencies and cost reductions from the planned move of the Singapore manufacturing operations to a new facility in October 1996 and the successful conversion to the ProLine Series line matrix products.

                   PRINTRONIX, INC. AND SUBSIDIARIES

Operating Expenses, Other Income and Taxes

Engineering expense for the quarter was 3.3% lower than the prior quarter and remained flat compared to the prior year quarter. On a year-to-date basis, engineering expenses increased to $7.6 million compared with $7.2 million for the first six months of the prior fiscal year. Selling, general, and administrative expenses increased 7.8% over the prior quarter and increased 15.2% over the prior year quarter. Year-to-date expenses increased by 11.9% to $11.1 million compared with $9.9 million for the corresponding prior year six months. The increased spending over the prior year periods continues to be driven by higher sales expenses for advertising and marketing due to the rollout of the ProLine series printers. As a percentage of sales, selling, general, and administrative spending increased to 13.1% for the first six months of the year compared to 11.3% for the same period in the prior year.

Other income was $0.1 million higher than the prior quarter and $0.4 million higher than the prior year quarter. On a year-to-date basis, other income increased $0.7 million. The increase in other income was due to increased interest income from higher average cash balances and increased foreign currency gains.

The year-to-date income tax provision increased to $0.8 million as compared to $0.2 million in the prior year. The increase in tax provision is due to the full utilization of the California net operating loss carryforwards in the fourth quarter of fiscal 1997. The Company continues utilizing Federal net operating loss carryforwards and is required to provide only for state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the quarter with cash, net of short-term borrowings, of $23.7 million compared with $18.5 million last quarter and $5.9 million for the year-ago quarter. The Company's current cash position results primarily from increased profitability and lower inventory levels. The higher inventory levels in the prior year supported the planned move of the Singapore manufacturing operations to a new facility without impacting the Company's product availability to its customers.

Investment in capital equipment for the first six months of the fiscal year was $3.9 million compared with $10.2 million for the same period in the prior year. Prior year capital expenditures of $10.2 million included manufacturing equipment for ProLine printer production and a new facility for Singapore manufacturing. Both the current year and prior year capital expenditures included amounts related to the Company's new business information system.

                   PRINTRONIX, INC. AND SUBSIDIARIES

In June 1996, the Company completed a split-up effected in the form of a fifty percent (50%) stock dividend. Retroactive effect has been given to the stock dividend in stockholder's equity accounts as of September 26,1997, and in all share and per share data presented.

During the quarter ended September 26, 1997, the Company completed the installation of a new business information system which is year 2000 compliant. The cost of the new business information system was capitalized and will be amortized over its useful life. The Company continues to assess the effect of the year 2000 on its operations and does not expect the impact to be significant.

The Company believes that its internally-generated funds, together with available financing, will be adequate in providing its working capital requirements, capital expenditures, and engineering development needs through the current fiscal year.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." This statement requires dual presentation of newly defined basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for all fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS. The implementation of SFAS 128 is not expected to have a material impact on data previously presented by the Company.

                   PRINTRONIX, INC. AND SUBSIDIARIES

                    PART II.      OTHER INFORMATION
          ---------------------------------------------------

                     Item 1.     Legal Proceedings
                ---------------------------------------


See "Item 3. Legal Proceedings" reported in Part I of the Company's Report on Form 10K for the fiscal year ended March 28, 1997 and the Company's Report on Form 10Q for the period ended June 27, 1997.

    Item 4.    Submission of Matters to a Vote of Security Holders
----------------------------------------------------------------------



The annual meeting of stockholders of the Company was held on August 12, 1997, at which five persons, constituting the entire board of directors, were elected to serve until the next annual meeting of stockholders. The names of the persons elected as directors are as follows:


                                    Shares For     Shares Withheld

Robert A. Kleist                   6,960,621          480,363
Bruce T. Coleman                   6,962,021          478,963
John R. Dougery                    6,962,021          478,963
Ralph Gabai                        6,961,671          479,313
Erwin A. Kelen                     6,961,721          479,263

At the annual meeting, the stockholders also voted upon and approved the following matters:

1. An amendment to the Certificate of Incorporation increasing the number of authorized shares to 30,000,000.

   For          Against             Abstain         Broker Non-Vote
6,500,246       913,785              26,953                0

2. An amendment to the 1994 Stock Incentive Plan to increase shares available for awards to 1,525,000 shares.

   For          Against             Abstain         Broker Non-Vote
3,936,222       961,007              24,987            2,518,768

                   PRINTRONIX, INC. AND SUBSIDIARIES

  -------------------------------------------------------------------

                     Item 5.     Other Information
      -----------------------------------------------------------

The Company is party to restricted stock purchase agreements with certain of its officers pursuant to which those officers purchased stock from the Company at a discount to the market price. These agreements each provide for a right of repurchase by the Company. The right of repurchase lapses as to a portion of the shares in each fiscal year in which a certain performance criterion is met. The lapse of the repurchase right means that such portion of the shares becomes vested. In October 1997, 236,000 additional shares were issued under the plan. The excess of the fair market value on the date of vesting over the purchase price is charged to operations as compensation expense as the performance criterion is met.

             Item 6.     Exhibits and Reports on Form 8-K
      -----------------------------------------------------------

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


                                                PRINTRONIX, INC.


                                                        (Registrant)










 Date: November 7, 1997                      By: George L. Harwood
                                             Sr. Vice-President, Finance,
                                             Chief Financial Officer, and
                                             Secretary
                                             (Principal Financial Officer
                                             and Duly Authorized Officer)

                   PRINTRONIX, INC. AND SUBSIDIARIES
                    Index to Exhibits to Form 10-Q
         -----------------------------------------------------
                          SEPTEMBER 26, 1997
                       -------------------------

 EXHIBIT
 NUMBER       DESCRIPTION                             PAGE
 --------------------------------------------------------------------
 ----         ---------

 3.1          Certificate of Incorporation Together With
                  the Amendment                          --

 27           Financial Data Schedule       Filed only with
                                              EDGAR version

                  CERTIFICATION OF INCORPORATION
                                OF
                         PRINTRONIX, INC.

                         ARTICLE 1 - NAME


         The name of this Corporation is Printronix, Inc.


              ARTICLE 2 - REGISTERED OFFICE AND AGENT

      The  name  and  address  of  the  registered  office  of  the
Corporation in the State of Delaware is the United States Corporation Company, 229 South State Street, Dover, County of Kent, Delaware. The name of the Corporation's registered agent at that address is the United States Corporation Company.


                        ARTICLE 3 - PURPOSE

      The purpose of the Corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware, as amended from time to time.


                  ARTICLE 4 - AUTHORIZED CAPITAL

      The total number of shares of capital stock which this Corporation has the authority to issue is 12,000,000. All such shares are of one class and are Common Stock, $0.01 par value per share.


                     ARTICLE 5 - INCORPORATOR

      The name and mailing address of the Incorporator of the Corporation are as follows:

          Susan J. Glass
          c/o Printronix, Inc.
          17500 Cartwright Road, C-5
          Irvine, California  92714

           ARTICLE 6 - NUMBER AND ELECTION OF DIRECTORS

      (a) The Board of Directors shall consist of not less than 5 nor more than 9 members. The exact number of authorized directors shall initially be 7 and, thereafter, shall be fixed from time to time, within the foregoing limits, in a By-law or amendment thereto duly adopted by the Board of Directors or the stockholders. The limits specified above may be changed, or a definite number fixed without provision for a variable number, only by an amendment to this Certificate of Incorporation.

      (b) At all elections of directors of the Corporation, subject to the requirements of the next sentence, each holder of Common Stock shall be entitled to as many votes as shall equal the number of votes which (except for this provision as to cumulative voting) such holder would be entitled to cast for the election of directors with respect to his shares of stock multiplied by the number of directors to be elected, and such holder may cast all of such votes for a single director or may distribute them among the number to be voted for or for any two or more of them as such holder may see fit. No stockholder shall be entitled to cumulate votes unless the name of the candidate for whom such votes would be cast has been placed in nomination prior to the voting, and any stockholder has given notice at the meeting prior to the voting of such stockholder's intention to cumulate his votes.

      (c) Elections of directors need not be by written ballot unless otherwise provided in the By-laws.


          ARTICLE 7 - LIMITATION OF DIRECTORS' LIABILITY

      (a) The personal liability of the directors of the Corporation is hereby eliminated to the fullest extent permitted by paragraph (7) of subsection (b) of Section 102 of the General Corporation Law of the State of Delaware, as the same may be amended and supplemented from time to time.

      (b)  Any repeal or modification of the foregoing provisions of this
  Article 7 by the stockholders of the Corporation shall not adversely affect any right or protection of a director of the Corporation existing at the time of such repeal or modification.


                 ARTICLE 8 - AMENDMENT OF BY-LAWS

       The Board of Directors of the Corporation shall have concurrent power with the stockholders to make, alter, amend, change, add to or repeal the By-laws of the Corporation.
       ARTICLE 9 - AMENDMENT OF CERTIFICATE OF INCORPORATION

      The Corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation or to adopt new provisions, in the manner now or hereafter prescribed by the General Corporation Law of the State of Delaware, as amended from time to time, and all rights conferred on stockholders and directors herein are granted subject to this reservation.

     I, THE UNDERSIGNED, being the incorporator, for the purpose of forming a corporation under the laws of the State of Delaware, do make, file and record this Certificate of Incorporation, do certify that the facts herein stated are true under the penalties of perjury, and accordingly, have hereto set my hand this 29th day of September, 1986.




                                             Susan J. Glass

                       CERTIFICATE OF AMENDMENT
                                TO THE
                     CERTIFICATE OF INCORPORATION
                                  OF
                           PRINTRONIX, INC.

                        A Delaware Corporation

     Printronix, Inc., a corporation organized and existing under the laws of the State of Delaware,

     DOES HEREBY CERTIFY:

     FIRST: That at a meeting of the Board of Directors of Printronix, Inc., resolutions were duly adopted setting forth a proposed amendment to the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and authorizing said amendment to be presented to the stockholders for their consideration at the annual meeting. The resolution setting forth the proposed amendment is as follows:

           RESOLVED, that it is fair to and in the best interests of the corporation and its stockholders and it is advisable that Article 4 of the Certificate of Incorporation of this corporation be amended to read:

               "The total number of shares which this Corporation has the authority to issue is 30,000,000. All such shares are of one class and are Common Stock, $.01 par value per share."

     SECOND: That thereafter, at the annual meeting of stockholders held on August 12, 1997, pursuant to notice duly given in accordance with Section 222 of the General Corporation Law of the State of Delaware, the necessary number of shares as required by statute were voted in favor of the amendment.

     THIRD: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, the undersigned declares under penalty of perjury that the foregoing is true and correct, that he is the duly elected and acting Senior Vice President, Finance, Chief Financial Officer and Secretary of Printronix, Inc. and this instrument is the act and deed of the corporation.

Executed on August 12, 1997.
                              Printronix, Inc.

                              By
              George L. Harwood, Senior Vice President, Finance, Chief
                  Financial Officer and Secretary