Form 10-Q
period 1997-12-26
PRINTRONIX INC
filed 1998-02-09
CIK 311505

                          Form 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 26, 1997

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

               YES      X                          NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock              Outstanding at February 5, 1998

       $ .01 par value                    7,694,183

              PRINTRONIX, INC. AND SUBSIDIARIES
                      TABLE OF CONTENTS
               ------------------------------

PART I. FINANCIAL INFORMATION

     Item 1.    Financial Statements

            Statement Regarding Financial Information         (2)

            Consolidated Balance Sheets

                Assets                                        (3)

                Liabilities and Stockholders' Equity          (4)

            Consolidated Statements of Operations             (5)

            Consolidated Statements of Cash Flows             (6)

            Condensed Notes to Consolidated Financial
                Statements                                    (8)

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations   (10)


PART II.    OTHER INFORMATION

     Item 1.    Legal Proceedings                            (13)

     Item 6.    Exhibits and Reports on Form 8-K             (13)

     Signatures                                              (14)

     Index to Exhibits                                       (15)

               PRINTRONIX, INC. AND SUBSIDIARIES
                           FORM 10-Q
                         ------------
            FOR THE QUARTER ENDED DECEMBER 26, 1997
           ----------------------------------------

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

                   PRINTRONIX, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                      ---------------------------
                                Assets

                            December 26, 1997    March 28, 1997
                                             (Derived from audited
                               (Unaudited)   financial statements)
                           ----------------- ---------------------

                                        (In thousands)
 CURRENT ASSETS:
  Cash and cash equivalents        $18,641           $12,766
  Accounts receivable, net of
    allowances for doubtful
    accounts of $1,308 as of
    December 26, 1997 and $1,010
    as of March 28, 1997            24,341            23,086

  Inventories:
    Raw materials, subassemblies
      and work in process           15,991            16,253
    Finished goods                   2,359             3,775
                               -----------       -----------
                                    18,350            20,028

  Prepaid expenses                     748               792
                               -----------       -----------
TOTAL CURRENT ASSETS                62,080            56,672
                               -----------       -----------
  Property and equipment, at cost:
    Machinery and equipment         31,995            32,690
    Furniture and fixtures          18,010            13,581
    Building and improvements        6,941            6,769
    Leasehold improvements           2,105             2,008
                               -----------       -----------
                                    59,051            55,048
  Less accumulated depreciation
    and amortization              (35,551)          (31,520)
                               -----------       -----------
                                    23,500            23,528
                               -----------       -----------
  Other assets                         542               453
                               -----------       -----------
TOTAL ASSETS                       $86,122           $80,653
                                   =======           =======

      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS  - continued
                      ---------------------------
                  Liabilities and Stockholders' Equity
                 ------------------------------------

                            December 26, 1997    March 28, 1997
                                             (Derived from audited
                               (Unaudited)   financial statements)
                           ----------------- ---------------------
                                        (In thousands)
CURRENT LIABILITIES:

    Accounts payable                $8,088            $8,621
    Accrued expenses:
     Payroll and employee benefits   4,665             4,087
     Warranty                        1,636             1,536
     Other                           1,579             1,326
     Income taxes                      722               641
     Environmental                     214               214
                               -----------       -----------
TOTAL CURRENT LIABILITIES           16,904            16,425
                               -----------       -----------

  Other long-term liabilities          720               720
                               -----------       -----------
TOTAL LONG-TERM LIABILITIES            720               720
                               -----------       -----------
STOCKHOLDERS' EQUITY:
  Common stock, par value $0.01
    Authorized 30,000,000 shares,
     issued and outstanding
     7,783,958 and 8,032,303
     shares as of December 26,
     1997 and March 28, 1997,
     respectively.                      78                80
  Additional paid-in capital        30,538            30,887
  Retained earnings                 37,882            32,541
                               -----------       -----------
    Total Stockholders' Equity      68,498            63,508
                               -----------       -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $86,122           $80,653
                                   =======           =======

      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations
                 -------------------------------------
                            (Unaudited)

                                Three Months Ended  Nine Months Ended
                               Dec. 26,   Dec. 27,    Dec. 26,Dec. 27,
                                 1997       1996        1997    1996
                              (Amounts in thousands, except share data)
NET SALES                      $42,528   $44,521  $126,983  $132,333
COST OF SALES                   28,718    32,606    87,057    98,243
                              --------  --------  --------  --------
  Gross Profit                  13,810    11,915    39,926    34,090

OPERATING EXPENSES:
  Engineering and development    3,884     3,486    11,457    10,691
  Selling, general and
    administrative               5,898     5,171    16,950    15,051
                              --------  --------  --------  --------
Total operating expenses         9,782     8,657    28,407    25,742
                              --------  --------  --------  --------
INCOME FROM OPERATIONS           4,028     3,258    11,519     8,348
                              --------  --------  --------  --------
Other income, net                (570)      (96)   (1,287)      (99)
                              --------  --------  --------  --------
INCOME BEFORE TAXES              4,598     3,354    12,806     8,447

Provision for income taxes          69       114       896       314
                              --------  --------  --------  --------
NET INCOME                     $ 4,529   $ 3,240   $11,910   $ 8,133
                              ========  ========  ========  ========
EARNINGS PER SHARE:

  Basic                        $  0.56   $  0.41   $  1.50   $  1.03
  Diluted                      $  0.54   $  0.39   $  1.44   $  0.98
                              ========  ========  ========  ========
WEIGHTED AVERAGE
SHARES OUTSTANDING:

  Basic                      8,048,214 7,923,644 7,945,801 7,883,847
  Diluted                    8,448,505 8,285,967 8,296,862 8,294,129
                             ========= ========= ========= =========

      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                 -------------------------------------
                      For the Nine Months Ended:
                December 26, 1997 and December 27, 1996


                                                1997           1996
                                                    (UNAUDITED)
                                                 ($ IN THOUSANDS)
Cash flows from operating activities:
  Net income                                 $11,910        $ 8,133

Adjustments to reconcile net income to
  net cash provided by operating activities:

  Depreciation and amortization                5,340          5,414
  Loss on sales of property & equipment           69             36
  Compensation expense related to
  restricted stock plan                        1,191            918

  Changes in assets and liabilities:
    Accounts receivable                      (1,255)        (2,002)
    Inventories                                1,678          1,537
    Accounts payable                           (533)        (1,291)
    Payroll and employee benefits                578            877
    Accrued income taxes                          81            174
    Other assets and liabilities, net            308            263
                                         -----------    -----------
Net cash provided by operating activities     19,367         14,059
                                         -----------    -----------
Cash flows from investing activities:
  Investment in property and equipment       (5,433)        (7,880)
  Purchase of building and improvements        (173)        (5,777)
  Proceeds from disposition of equipment         225            487
                                         -----------    -----------
Net cash used in investing activities        (5,381)       (13,170)
                                         -----------    -----------




      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows - continued
                 -------------------------------------
                      For the Nine Months Ended:
                December 26, 1997 and December 27, 1996



                                                1997           1996
                                                    (UNAUDITED)
                                                 ($ IN THOUSANDS)
Cash flows from financing activities:
  Payment of short-term debt               $      --     $    (298)
  Proceeds from issuance of common stock         702            399
  Purchase and retirement of common stock    (8,813)             --
  Increase in long-term debt                      --          5,000
                                         -----------    -----------

Net cash provided by financing activities    (8,111)          5,101
                                         -----------    -----------

Increase in cash and cash equivalents          5,875          5,990
                                         -----------    -----------

Cash and cash equivalents
  at beginning of period                      12,766          6,486
                                         -----------    -----------

Cash and cash equivalents at end of period   $18,641        $12,476
                                         ===========    ===========





---------------------------------------------------------------------
Supplementary disclosures of cash flow information:
  Taxes paid                                    $866            $89
  Interest paid                                   21            214
  Capital lease additions                         --             --

      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
         Condensed Notes to Consolidated Financial Statements
            -----------------------------------------------
                           DECEMBER 26, 1997
                       -------------------------
                              (Unaudited)

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

5)  Statements of Financial Accounting Standards Adopted

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." This statement required dual presentation of newly defined basic and diluted earnings per share ("EPS") on the face of the income statements for all entities with complex capital structures. The accounting standard is effective for all fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS presented. Earnings per share amounts for fiscal years 1998 and 1997 have been restated to give effect to the application SFAS No. 128, which was adopted by the Company in the third quarter of fiscal 1998. The effect of the restatement on earnings per share was an increase of $0.02 for fiscal 1998 and no effect on fiscal 1997.

6)  Bank Borrowings and Debt Arrangements

  The Company ended the quarter with no outstanding debt against its unsecured lines of credit.

                   PRINTRONIX, INC. AND SUBSIDIARIES
         Condensed Notes to Consolidated Financial Statements
            -----------------------------------------------
                           DECEMBER 26, 1997
                       -------------------------
                              (Unaudited)

7)  Earnings per Share

  The number of shares used in computing earnings per share equals the total of the weighted average number of shares outstanding during the periods presented plus common stock equivalents relating to options. Common stock equivalents relating to options represent additional shares which may be issued in connection with their exercise, reduced by the number of shares which could be repurchased with the proceeds at the average market price per share computed on a quarterly basis during the year. The following table shows the calculation for basic and diluted shares outstanding:

                               Three Months Ended  Nine Months Ended
                               Dec. 26,  Dec. 27,  Dec. 26,  Dec. 27,
                                 1997      1996      1997      1996
Weighted average number
  of common shares used
  in basic EPS               8,048,214 7,923,644 7,945,801 7,883,847

Effect of dilutive securities:
    Stock options              400,291   362,323   351,062   410,282

Weighted average number
  of common shares used
  in diluted EPS             8,448,505 8,285,967 8,296,862 8,294,129

8)  Capital Stock

  As authorized by the Board of Directors, the Company repurchased and retired 372,900 shares of common stock during the quarter at a cost of $6.3 million. Purchases of an additional 101,000 shares of common stock were made subsequent to the end of the quarter and future purchases of up to 318,600 shares of common stock may be made at the Company's discretion.

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

RESULTS OF OPERATIONS

Revenues and Backlog

Net sales for the quarter ended December 26, 1997 were $42.5 million, an increase of $1.7 million, or 4.3%, over last quarter and $2.0 million, or 4.5%, below the year-ago quarter. On a year-to-date basis, sales were $5.4 million, or 4.0%, lower than the first nine months of the prior fiscal year. The decrease in revenue for the first nine months of the year compared with the same period last year was primarily due to weaker markets in the Americas and Europe, partially offset by increased sales in Asia Pacific. The decrease in the
Americas is due to reduced sales to the Company's larger OEM customers, partially offset by increased sales to the Company's distribution channels. The decrease in European sales is due to reduced sales to both the Company's larger OEM and distribution customers. Regionally, year-to-date sales to customers in the Americas decreased 3.1% compared with the same period of the prior year while sales to customers in Europe, Middle East, and Africa
(EMEA) decreased approximately 9.1%. Revenue in Asia Pacific increased 17.4% for the first nine months of fiscal 1998 compared with the same period of the prior year. Revenue from the Company's five largest customers, which primarily represent OEM business, increased 22.4% from the prior quarter and increased 3.7% over the year-ago quarter. The increase as compared to the prior quarter was due to the historically high sales volume from the Company's largest OEM customer in the third quarter. For the first nine months of the fiscal year, sales to these customers were down $7.3 million or 10.0% over the prior year period.

Order backlog at quarter-end was $12.4 million compared with $20.8 million at the end of the previous quarter and $13.4 million at the end of the third quarter for the previous fiscal year. The higher backlog at the end of the second quarter was due to orders from the Company's largest OEM customer to support its historically high sales volume in the third quarter.

                   PRINTRONIX, INC. AND SUBSIDIARIES

Gross Profit

Gross profit as a percentage of sales for the quarter increased to 32.5% compared with 32.3% in the prior quarter and 26.8% in the prior year quarter. The year-to-date gross profit percentage increased to 31.4% from 25.8% for the first nine months of the fiscal year compared with the first nine months of the prior fiscal year. The higher margin on a year-to-date basis is attributable to manufacturing efficiencies and cost reductions from the successful conversion to the ProLine Series line matrix products.

Operating Expenses, Other Income and Taxes

Engineering expense for the quarter was 4.4% higher than the prior quarter and 11.4% higher than the prior year quarter. On a year-to-date basis, engineering expenses increased by 7.2% to $11.5 million compared with $10.7 million for the first nine months of the prior fiscal year. Selling, general, and administrative expenses increased 2.9% over the prior quarter and increased 14.1% over the prior year quarter. Year-to-date expenses increased by 12.6% to $16.9 million compared with $15.1 million for the corresponding prior year nine months. The increased spending over the prior year periods continues to be driven by higher sales expenses for advertising and marketing due to the rollout of the ProLine series printers and continued efforts on new product development.

Other income was $0.2 million higher than the prior quarter and $0.5 million higher than the prior year quarter. On a year-to-date basis, other income increased $1.2 million. The increase in other income was due to increased interest income from higher average cash balances and increased foreign currency gains.

The year-to-date income tax provision increased to $0.9 million as compared to $0.3 million in the prior year. The increase in tax provision is due to the full utilization of the California net operating loss carryforwards in the fourth quarter of fiscal 1997. The Company continues utilizing Federal net operating loss carryforwards and is required to provide only for state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the quarter with cash, net of short-term borrowings, of $18.6 million compared with $23.7 million last quarter and $11.4 million for the year-ago quarter. The Company's current cash position compared with the year-ago quarter results primarily from increased profitability and lower inventory levels. The higher inventory levels in the prior year supported the move of the Singapore manufacturing operations to a new facility without impacting the Company's product availability to its customers.

                   PRINTRONIX, INC. AND SUBSIDIARIES

Investment in capital equipment for the first nine months of the fiscal year was $5.6 million compared with $13.2 million for the same period in the prior year. Prior year capital expenditures included manufacturing equipment for ProLine printer production and a new facility for Singapore manufacturing. Both the current year and prior year capital expenditures included amounts related to the Company's new business information system.

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

                   PRINTRONIX, INC. AND SUBSIDIARIES

                    PART II.      OTHER INFORMATION
         ----------------------------------------------------

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


                                               PRINTRONIX, INC.

                                               ------------------------------
                                                         (Registrant)










 Date: February 9, 1998                        By:/S/ George L. Harwood
                                               ------------------------------
                                                  George L. Harwood
                                                  Sr. Vice-President, Finance,
                                                  Chief Financial Officer,
                                                  and Secretary
                                                  (Principal Financial Officer
                                                  and Duly Authorized Officer)

                   PRINTRONIX, INC. AND SUBSIDIARIES
                    Index to Exhibits to Form 10-Q
    ---------------------------------------------------------------
                           DECEMBER 26, 1997

                       -------------------------

 EXHIBIT
 NUMBER       DESCRIPTION                             PAGE
 -------      ----------------------------            ----

 27           Financial Data Schedule                 Filed only with
                                                      EDGAR version