Form 10-K
period 1998-03-27
PRINTRONIX INC
filed 1998-06-25
CIK 311505

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 27, 1998

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
     Commission File Number        0-9321

                                PRINTRONIX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                             95-2903992
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

         17500 CARTWRIGHT ROAD                                     92623
   P.O. BOX 19559, IRVINE, CALIFORNIA                            (Zip Code)
(Address of Principal Executive Offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (949) 863-1900

                                   ----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, PAR VALUE $.01,
                     INCLUDING COMMON SHARE PURCHASE RIGHTS

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        On May 22, 1998, there were 7,376,597 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock (based upon the closing price of $16.25 per share in the over-the-counter market on May 22,
1998) held by non-affiliates of the Registrant was $90,412,108.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 27, 1998 are incorporated by reference into Parts I, II, and IV of this report.

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 11, 1998 are incorporated by reference into
Part III of this report.

================================================================================

                                     PART I

ITEM 1.    BUSINESS

             Certain geographic information for Item 1 is contained in the Company's 1998 Annual Report to Stockholders on page 22, which information is incorporated herein by reference (and except for that page, the Company's Annual Report to Stockholders for the fiscal year ended March 27, 1998 is not deemed filed as part of this report).

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

ACQUISITION

             In January 1998, the Company, through a 91.5% majority-owned subsidiary, acquired the assets and rights to the bar code verification business and the RJS name from Eltron International Inc. in a cash expenditure of $2.9 million in a business combination accounted for as a purchase. The Subsidiary, RJS System International is primarily engaged in barcode verification products. See Note 2 of Notes to Consolidated Financial Statements for more detail on the acquisition.


COMPUTER PRINTERS

             Computer printers are output devices that use electromechanical techniques to convert digitized information sent from a host computer to printed form. The printed output produced can then be read by people and/or machines, depending upon the format of the output. Such devices can print on paper and other substances, such as card stock or mylar, by means of impact or non-impact technologies.

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

             Graphic printers form characters by printing dots in combinations of patterns. Such printers are called dot matrix or line matrix printers. Serial dot matrix printers create characters one at a time in horizontal sweeps across the page. Printronix manufactures line matrix printers, which print a complete line of dots, thus combining the flexibility of the matrix printing technique with the reliability and durability of a line printer.

             Non-impact printers print on paper by means of thermal, electrostatic, inkjet, laser, LED, and other techniques that deliver high resolution printed output for letter quality and graphics applications, but print only single-part forms.

TECHNOLOGY

             Printronix products include line matrix printers, laser printers and thermal printers. This product line is unified by a common printer controller architecture called Printronix System Architecture ("PSA(TM)"). This architecture permits all three printing technologies to be application compatible by supporting common graphics languages and computer host communication protocols.

LINE MATRIX PRINTERS

        The Printronix line matrix printers, the Printronix P5000 Series, operate at 500, 800, 900, 1200 and 1400 lines per minute as summarized below.

        Printing is accomplished as the hammer bank shuttles a small distance back and forth, enabling the hammers to place dots anywhere along a row across the paper. Successive dot rows are produced by the paper advancing while the hammer bank reverses for printing the next dot row. Dots overlap horizontally and vertically to produce graphics as well as alphanumeric characters.


                    LINE MATRIX        SPEED
                    PRINTER MODEL      (LINES PER MINUTE)       HAMMERS
                    -------------      ------------------       -------
                    P5X05                      500                 28
                    P5X08                      800                 49
                    P5X09                      900                 49
                    P5212                    1,200                 91
                    P5214                    1,400                 91

        The dot placement of Printronix line matrix printers is very precise, permitting accurate character alignment. The combination of precise dot placement anywhere on the page and the use of overlapping dots rather than fully formed characters enables Printronix printers, under computer control, to produce graphic output. Another key feature of the line matrix technology is that hammer energy is optimized to print only dots, resulting in improved print quality on multi-part forms.

        A new option offered for the Printronix P5000 Series line printers in fiscal 1998 was PrintNet(TM), which is a network interface card that can be installed in a Printronix P5000 Series printer during manufacturing or in the after market as a kit. The interface card allows the user to remotely manage the printer through the network (intranet) or the Internet using a web browser.


LASER PRINTERS

        The Company's laser printers create images on paper electrographically like a copier machine. The image is fixed to the paper with toner in the same manner as copiers. The controllers, designed by the Company, are integrated with print engines purchased from outside suppliers. All models are available with optional power stackers.

        During the fourth quarter of fiscal 1998, the Company introduced the L5020 (20 pages per minute) for continuous form applications utilizing a wide array of paper and label material, including cloth-type synthetics. The printer uses a flash fusing process, which fuses via a xenon lamp rather than heat or pressure typically employed by others, enabling printing on different materials. Also introduced in the fourth quarter of fiscal 1998 was the L5035 (35 pages per minute) which replaces the L5031 (31 pages per minute). The L5031 was completely phased out of production by the end of the fiscal year.


                                                              SPEED (PAGES         DPI
          LASER MODEL     PAPER                                PER MINUTE)   (DOTS PER INCH)
          -----------     -----                               ------------   ---------------
            L1024         A-Size Continuous Form                 24 PPM            300
            L5020         14.6 Print Width Continuous Form       20 PPM            300
            L5035         14.6 Print Width Continuous Form
                            and Cutsheet                         35 PPM            300

THERMAL PRINTERS

        The Company's thermal printers create images on paper by heating thermal sensitive media. The image is created either by heating an ink-based ribbon which transfers its ink to the paper label material (transfer) or by heating paper label material in which the thermally sensitive ink is already impregnated (direct). This type of printer is especially useful in "on-demand" label applications. These models use print engines purchased from outside suppliers and are integrated with PSA(TM).


                                         DIRECT OR         SPEED                    DPI
      THERMAL MODEL    PRINT WIDTH       TRANSFER    (INCHES PER SECOND)      (DOTS PER INCH)
      -------------    -----------       ---------   -------------------      ---------------
         T1006         6.3 Inch Label      Both            6 IPS                    203
         T2204         4.1 Inch Label      Both            6 IPS                    203
         T3204         4.1 Inch Label      Both           10 IPS                    203
         T3306         6.4 Inch Label      Both            8 IPS                    300
         T3308         8.5 Inch Label      Both            5 IPS                    300

PRODUCTS


             Line matrix models include the new Printronix P5000 Series line printer family with speeds ranging from 500 to 1400 lines per minute. The new P5000 Series models were introduced in fiscal 1996 and replace the Company's previous generation models in the MVP, P3000, P4000, P6000, and P9000 series. The 800 and 1200 line per minute models are in the process of being phased out of production and have been upgraded to 900 and 1400 lines per minute. After the introductory phase, these upgrades were accomplished without an increase in price to our distribution or OEM customers. Applications for line matrix printers include reports, multi-part forms, bar codes, labels, and program listings.

             The new L5035 continuous form laser printer began shipping in Q4 of fiscal 1998 and replaces the older L5031. The L5035 operates at up to 35 pages per minute and has a unique flash fusing process, known as DuraFusion(TM), which produces output of exceptional durability and quality. And, unlike other laser printers, the L5035 can print on a wide variety of media including synthetics and plastic cards. The L5035's wide carriage, duty cycle, and durability of the output makes it particularly well suited for high volume utility type billing and labeling applications.

             The L1024 continuous form laser printer operates at up to 24 pages per minute. Utilizing the more conventional heat/pressure fusing process, the L1024, with its 8-1/2 inch wide carriage and more modest duty cycle, is primarily used for medium volume billing and labeling applications.

             The ThermaLine(TM) family of thermal printers is dedicated to bar code/label printing applications. Ranging in print width from 4.1 to 8.5 inches and in speed from 10 to 5 inches per second, respectively. ThermaLine printers address a wide range of label printing applications in the manufacturing, distribution, retail, and healthcare sectors.

             The Company's Printronix P5000 Series, LaserLine(TM), and ThermaLine(TM) printers employ PSAt design which provides software compatibility among its printer families. All of the Company's printers support Printronix IGP/PGL(R)[GRAPHIC OMITTED] and IGP/VGL bar code label printing languages.

MARKETING AND CUSTOMERS

             The market for the Company's products is related to the market for computer and bar code systems. Printronix printers are marketed worldwide directly to original equipment manufacturers ("OEM's") and to end users through a network of full-service distributors and resellers.

             The Company's 10 largest customers accounted for an aggregate of approximately 59%, 62%, and 64% of net sales during the fiscal years ended March 1998, 1997, and 1996, respectively. During fiscal 1998, the Company sold its products to OEMs, and distributors/resellers, which accounted for approximately 49% and 51% of net sales, respectively.

             In fiscal 1998, the Company had two customers which individually represented 10 percent or more of consolidated net sales. Sales to the largest customer, IBM, represented 28%, 29% and 30% of net sales for fiscal years 1998, 1997, and 1996, respectively. Sales to the second largest customer represented 10% of consolidated net sales for fiscal years 1998, 1997, and 1996. A significant decline in sales to either customer could have an adverse effect on the Company's operations.


COMPETITION

             The Company has a wide range of printers that compete in the overall market for medium and high speed computer printers. The overall market includes serial, line matrix, band, laser, and thermal transfer printers. This overall market includes a large captive market which consists of computer systems manufacturers that formerly produced their own printers and in the past have not bought from independent printer manufacturers. Due to the increasing competitive nature and the level of investment now required for ongoing printer development, most of these OEMs are now buying from independent manufacturers. The Company competes on a direct basis with several companies of varying sizes, including some of the largest businesses in the United States and Japan, in the non-captive market. Competing products include high end serial printers, medium and high speed line printers, laser printers, thermal printers, and other non-impact technologies.

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


ORDER BACKLOG

             The Company's order backlog at March 27, 1998 was approximately $16.1 million, compared with $13.4 million at March 28, 1997 and $23.7 million at March 29, 1996. The increase over prior year represents increased orders from the Company's largest customer. The decrease over 1996 reflect the conversion of the Company's customers to a just-in-time delivery process. The backlog represents orders for which the majority of products have a delivery date and expected ship date of three months or less.


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


ENGINEERING AND DEVELOPMENT

             The Company operates in an industry which is subject to rapid technological change, and its ability to compete successfully depends upon, among other things, its ability to react to change. Accordingly, the Company is committed to the development of new products. The Company's engineering and development expenditures incurred were approximately $15.6 million in fiscal 1998 (excluding a one time charge of $0.9 million for in-process engineering related to the acquisition of RJS) $14.3 million in fiscal 1997, and $13.7 million in fiscal 1996. Engineering personnel are located in all three key regions, the Americas; Europe, Middle East, and Africa; and Asia Pacific. Substantially all expenditures were Company sponsored in fiscal 1998 and a substantial portion of engineering and development expenditures were associated with the continued development of lower cost and higher speed line matrix printers, laser and printers, and software development of PSA(TM) and the next generation PSA2(TM) for laser, thermal, and line matrix printers.

PATENTS AND LICENSES

             The Company has been issued 35 United States patents, and related foreign patents (primarily in Canada, the United Kingdom, France, and Germany) associated with various aspects of its printers. Two of the United States patents will expire in March and July 1998, respectively. The Company believes that its patented line matrix printing technology has competitive value and intends to continue its practice of enforcing its patent rights against potential infringers where it deems appropriate. Although there can be no assurance that the Company will be successful in defending its rights to any of its patents, the Company believes that its patents are valid.

             The Company has no material licenses from others pertaining to the manufacture of its products, including those under development, and believes that none are currently required. The Company believes that, based on industry practice, any such licenses as might be required in the future could be obtained on terms which would not have a material effect on it. However, the Company does have licenses for the use of IPDS and PCL5 graphic languages.


   IPDS is a registered trademark of International Business Machines Corporation. PCL 5 is a trademark of Hewlett-Packard Corporation.


EMPLOYEES

             The Company had 922 employees as of March 27, 1998 including 520 in the United States, 337 in Singapore, and 65 in Europe.

             None of the Company's employees in North America or Singapore are subject to a collective bargaining agreement. Printronix Nederland BV is a member of the Employers Union F.M.E., and some of its employees have elected to become members of an employee union. This employee union is not government sponsored and is supported by contributions from its members. The Company believes that its relationship with its employees is good.


FOREIGN OPERATIONS

             The Company has manufacturing facilities in Singapore, wherein line matrix, printer products and some printed circuit board assemblies are produced. Also provided out of the Singapore facility are product support and customer service for the Asia Pacific region. In the Netherlands, the Company has a facility that provides product support, customer service, line matrix, and thermal product distribution and assembly of selected models of laser printers. International sales represented approximately 44%, 44%, and 41% of the Company's total sales in fiscal years 1998, 1997, and 1996, respectively. The Company has sales offices within Germany, France, the United Kingdom, Austria, and Singapore. The Company is not aware of any significant risks with respect to its foreign business other than those inherent in the competitive nature of the business and fluctuations in foreign currency exchange rates. Selected financial information regarding foreign and export sales by geographic area is set forth in Note 8 of Notes to Consolidated Financial Statements.



ITEM 2.    PROPERTIES

             The Company's executive, manufacturing, engineering, administrative, and marketing offices are located in a total of approximately 169,000 square feet of leased facilities in Irvine, California. During the fourth quarter of fiscal 1998, the Company purchased land in Irvine for $8.1 million to consolidate into one complex the corporate headquarters, research and development, and manufacturing, which are currently housed in five buildings in the area. Construction of the new complex is scheduled to begin the summer of 1998 with an expected move date during the fall of 1999.

             The Company's foreign operations are located in the Netherlands and Singapore. The Netherlands operations are in leased facilities of approximately 34,000 square feet. The Singapore operations were moved to a new 74,000 square foot state-of-the-art building purchased in fiscal 1997 for approximately $3.8 million with an additional $3.0 million spent in capital improvements in fiscal 1997. The Company also leases several small offices, generally on short-term leases, throughout the United States and Europe for sales or service. See Note 9 of Notes to Consolidated Financial Statements for a summary of the expiration dates and lease or rental commitments.

ITEM 3.    LEGAL PROCEEDINGS

   ENVIRONMENTAL ASSESSMENT

             In January 1994, the Company was notified by the California Regional Water Quality Control Board - Santa Ana Region ("the Board") that groundwater monitoring reports indicated that the groundwater under one of the Company's former production plants was contaminated with various chlorinated volatile organic compounds ("VOCs"). Evidence adduced from site studies undertaken to date indicates that compounds containing the VOCs were used by the prior tenant during its long-term occupancy of the site. The tests also indicate that the composition of the soil is such that off-site migration of contamination is very slow and contamination is most likely confined to the site. Investigation indicates that the prior occupant is a well established business enterprise which has substantial assets and is affiliated with a publicly traded company.

             In March 1996, the Company received a request from the Board for information regarding chemicals used by the Company or others on property adjacent to the former production plant site. Although the Company previously occupied a small portion of this adjacent property, primarily for office space and a machine shop, initial review indicates that the Company did not use compounds containing VOCs on this adjacent property.

             There are presently no Board remediation orders outstanding against the Company. As of March 27, 1998, the Company has reserved $214,000 to cover further legal fees or any additional expenses related to environmental tests which could be requested by the Board at the site. To date, the Company has incurred only minimal expense in its initial response to the Board's request for information and for environmental testing. However, the Company could be subject to charges related to remediation of the site. These charges on a preliminary (and very general) basis, could be estimated as follows:

             Remediation involves a two-step procedure. The first step would include the installation of a soil vapor extraction system. The cost of installation could range from $50,000 to $100,000. There would also be annual operating costs of up to $50,000 for a period of several years. The second step would be the installation of a pump and water treatment system to cleanse the groundwater. The cost of installation would range from $100,000 to $200,000. The annual operating costs which could be as high as $100,000 for a period which cannot now be ascertained.

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


EXECUTIVE OFFICERS OF THE REGISTRANT

             The executive officers of the Company and their ages as of May 22, 1998 are as follows:


   Robert A. Kleist                  69    President, Chief Executive Officer and Director

   J. Edward Belt, Ph.D.             64    Senior Vice President, Engineering, Chief
                                           Technical Officer, and Assistant Corporate
                                           Secretary

   George L. Harwood                 53    Senior Vice President, Finance and Information
                                           Systems (IS), Chief Financial Officer, and
                                           Corporate Secretary

   C. Victor Fitzsimmons             50    Senior Vice President, Worldwide Manufacturing

   Richard A. Steele                 53    Senior Vice President, Sales and Marketing


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

             Mr. Harwood joined the Company in October 1988 as Senior Vice President, Finance and Chief Financial Officer. Mr. Harwood was appointed to the additional office of Corporate Secretary in January 1989. In October 1994, Mr. Harwood assumed responsibility for the Company's Information Systems. From December 1984 to October 1988, Mr. Harwood was Chief Financial Officer and Vice President, Finance at Qume Corporation. From December 1982 to December 1984, Mr. Harwood was Group Controller of ITT Automotive Products, Worldwide. In prior years, Mr. Harwood has held various senior financial positions at ITT in Brussels, London, and Zambia. Mr. Harwood is a Fellow of the Institute of Chartered Accountants in England and has had seven years of public accounting experience, primarily at Price Waterhouse LLP.

             Mr. Fitzsimmons joined the Company in September 1985 as Director of Information Systems. In December 1988, he was appointed Vice President, Information Systems. In May 1990, Mr. Fitzsimmons assumed responsibility for Printronix B.V., the Company's Netherlands subsidiary. Mr. Fitzsimmons was appointed to the additional office of Vice President, Irvine Manufacturing in October 1990. In July 1991, he assumed responsibility for Printronix A.G., the Company's Singapore subsidiary. From May 1992 to October 1994 Mr. Fitzsimmons was Senior Vice President, Manufacturing and Information Systems. In October 1994, he was appointed Senior Vice President, Worldwide Manufacturing. From September 1979 to September 1985, Mr. Fitzsimmons held various senior IS positions at Magnavox.

        Mr. Steele joined the Company in July 1991 as Senior Vice President, Sales and Marketing. From May 1990 to June 1991, Mr. Steele was Senior Vice President, Sales and Marketing at DataWare. From May 1989 to May 1990, Mr. Steele was Vice President, Sales and Marketing at Talaris. From April 1972 to January 1987, Mr. Steele held various positions including District Sales Manager, National Sales Manager, and Vice President, Sales and Marketing at Datagraphix. In January 1987, Datagraphix became Anacomp, Inc. and Mr. Steele was appointed Senior Vice President, Sales and Marketing, a position he held until October 1988. In prior years, Mr. Steele held various positions in sales management and systems engineering at IBM.



                                     PART II

             Information for Items 5, 6, 7, and 8 is contained in the Company's 1998 Annual Report to Stockholders on the following pages, which information is incorporated herein by reference (and except for these pages, the Company's Annual Report to Stockholders for the fiscal year ended March 27, 1998 is not deemed filed as part of this report):



                                                                     ANNUAL REPORT TO
                                                                       STOCKHOLDERS
ITEM NO.                             TITLE                            PAGE REFERENCE
--------                             -----                           ----------------
Item 5.            Market for Registrant's Common Equity and        15, 24, back cover
                   Related Stockholder Matters

Item 6.            Selected Financial Data                             inside cover

Item 7.            Management's Discussion and Analysis of                 8-10
                   Results of Operations and Financial
                   Condition

Item 8.            Financial Statements and Supplementary                  11-24
                   Data





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None

                                    PART III

             Information required under Item 10 "Directors and Executive Officers of the Registrant" (except for certain information concerning the Executive Officers provided in Part I of this report), Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management," and Item 13 "Certain Relationships and Related Transactions" has been omitted from this report. Such information is hereby incorporated by reference from Printronix's Proxy Statement for its Annual Meeting of Stockholders to be held on August 11, 1998, which the Company intends to file with the Securities and Exchange Commission not later than July 10, 1998.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)       Index to Financial Statements                                    *Page in
                                                                           Annual Report
1.  Financial Statements included in Part II of this report:

    Report of Independent Public Accountants                                      24

    Consolidated Balance Sheets as of March 27, 1998 and March 28, 1997           11

    Consolidated Statements of Income for each of the three years in
    the period ended March 27, 1998                                               12

    Consolidated Statements of Stockholders' Equity for each of the
    three years in the period ended March 27, 1998                                13

    Consolidated Statements of Cash Flows for each of the three years
    in the period ended March 27, 1998                                            14

    Notes to Consolidated Financial Statements                                   15-23


* Incorporated by reference from the indicated pages of the Company's Annual
  Report to Stockholders for the fiscal year ended March 27, 1998 (and except for these pages, the Company's Annual Report to Stockholders for the fiscal year ended March 27, 1998, is not deemed filed as part of this report).



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


(b)       Reports on Form 8-K

          None


(c)       Exhibits

          Reference is made to the Index of Exhibits beginning at page 14 of this report which index is incorporated herein by reference.


(d)       Other Financial Statements

          There are no financial statements required to be filed by Regulation S-X which are excluded from the annual report to stockholders by Rule 14a-3(b)(1).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Printronix, Inc.:



        We have audited in accordance with generally accepted auditing standards, the financial statements included in Printronix, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 24, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.







                                                    ARTHUR ANDERSEN LLP


   Orange County, California
   April 24, 1998

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: June 25, 1998


                                                  PRINTRONIX, INC.

                                                  BY  ROBERT A. KLEIST
                                                     ---------------------------
                                                     Robert A. Kleist, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                     TITLE                                 DATE
---------                                     -----                                 ----
ROBERT A. KLEIST                              President, Chief                 June 25, 1998
----------------                              Executive Officer and
Robert A. Kleist                              Director (Principal Executive
                                              Officer)

GEORGE L. HARWOOD                             Senior Vice President,           June 25, 1998
-----------------                             Finance & IS, Chief
George L. Harwood                             Financial Officer and
                                              Corporate Secretary
                                              (Principal Accounting
                                              and Financial Officer)


BRUCE T. COLEMAN                              Director                         June 25, 1998
----------------
Bruce T. Coleman

JOHN R. DOUGERY                               Director                         June 25, 1998
----------------
John R. Dougery

RALPH GABAI                                   Director                         June 25, 1998
----------------
Ralph Gabai

ERWIN A. KELEN                                Director                         June 25, 1998
----------------
Erwin A. Kelen

                        PRINTRONIX, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

         For Each of the Three Years in the Period Ended March 27, 1998

                                                             Additions
                                                   -------------------------------
                               Balance at          Charged to           Charged                                  Balance
                               Beginning            Cost and            to Other                                 at End
       Description             of Period            Expenses            Accounts             Deductions          of Period
------------------------       ----------          ----------          -----------           -----------        ----------
YEAR ENDED
MARCH 27, 1998

    Allowance for
    doubtful accounts          $1,010,000          $1,089,000          $        --           $   179,000 A      $1,920,000
                               ==========          ==========          ===========           ===========        ==========
YEAR ENDED
MARCH 28, 1997

    Allowance for
    doubtful accounts          $  937,000          $  961,000          $        --           $   888,000 A      $1,010,000
                               ==========          ==========          ===========           ===========        ==========

YEAR ENDED
MARCH 29, 1996

    Allowance for
    doubtful accounts          $  908,000          $  141,000          $        --           $   112,000 A      $  937,000
                               ==========          ==========          ===========           ===========        ==========


Descriptions of other additions and deductions:

A - Write-off of bad debt

                                INDEX OF EXHIBITS


EXHIBIT NUMBER          DESCRIPTION
      3.1               Certificate of Incorporation of Printronix, Inc.

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

EXHIBIT NUMBER          DESCRIPTION

      10.11             Restricted Stock Purchase Agreement dated October 8,
                        1997 between the Company and Robert A. Kleist.

      10.12             Restricted Stock Purchase Agreement dated October 8,
                        1997 between the Company and J. Edward Belt.

      10.13             Restricted Stock Purchase Agreement dated October 8,
                        1997 between the Company and George L. Harwood.

      10.14             Restricted Stock Purchase Agreement dated October 8,
                        1997 between the Company and C. Victor Fitzsimmons.

      10.15             Restricted Stock Purchase Agreement dated October 8,
                        1997 between the Company and Richard A. Steele.

      10.16             Restricted Stock Purchase Agreement dated October 8,
                        1997 between the Company and Gordon B. Barrus.

      10.17             Restricted Stock Purchase Agreement dated October 8,
                        1997 between the Company and Theodore A. Chapman.

      10.18             Restricted Stock Purchase Agreement dated October 8,
                        1997 between the Company and Philip Low Fook.

      10.19             Restricted Stock Purchase Agreement dated October 8,
                        1997 between the Company and Bruce T. Coleman.

      10.20             Restricted Stock Purchase Agreement dated October 8,
                        1997 between the Company and John R. Dougery.

      10.21             Restricted Stock Purchase Agreement dated October 8,
                        1997 between the Company and Ralph Gabai.

      10.22             Restricted Stock Purchase Agreement dated October 8,
                        1997 between the Company and Erwin A. Kelen.

      11 Computation of net income per share for the three years ended March 27, 1998.

      13 The Company's Annual Report to Stockholders for the fiscal year ended March 27, 1998, (with the exception of the information incorporated by reference into Items 5, 6, 7, and 8 of this report, the Annual Report to Stockholders is not deemed to be filed as part of this report).

      21                List of Printronix's subsidiaries.

      23                Consent of Independent Public Accountants, Arthur
                        Andersen LLP, to the incorporation of their reports herein to Registration Statement Nos. 2-70035, 33-14288, and 33-83156.

      27 Financial Data Schedule (This schedule contains summary financial information extracted from the Company's
                        Annual Report for the fiscal year ended March 27, 1998 and is qualified in its entirety by reference to such financial statements.)