Form 10-Q
period 1998-06-26
PRINTRONIX INC
filed 1998-08-10
CIK 311505

Form 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


         [X]                 QUARTERLY   REPORT  PURSUANT   TO
                              SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 26, 1998

                                  OR

         [   ]               TRANSITION  REPORT  PURSUANT   TO
                              SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For     the    transaction    period    from
            to


                    Commission file number 0-9321

                           PRINTRONIX, INC.
        (Exact name of registrant as specified in its charter)

            Delaware                                  95-
2903992
       (State or other jurisdiction of            (I.R.S.
Employer
       incorporation or organization)
Identification No.)

            17500 Cartwright
            P.O. Box 19559
            Irvine, California                         92623
       (Address of principal executive offices)        (Zip
Code)

                       (949) 863-1900
    (Registrant's telephone number, including area code)

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

               YES     X                           NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock              Outstanding at July
24, 1998

       $0.01 par value                       7,222,444

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

               PRINTRONIX, INC. AND SUBSIDIARIES
                           FORM 10-Q
                          -----------
              FOR THE QUARTER ENDED JUNE 26, 1998
             ------------------------------------

               PART I.     FINANCIAL INFORMATION
             ------------------------------------

               Item 1.     Financial Statements
                    ----------------------


           Statement Regarding Financial Information
            --------------------------------------

The financial statements included herein have been prepared by Printronix, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 27, 1998, as filed with the Securities and Exchange Commission.

                   PRINTRONIX, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                      ---------------------------
                                Assets
                        (Amounts in thousands)

                              June 26, 1998      March 27, 1998
                               (Unaudited)
                               ------------     ---------------
Current Assets:
  Cash and cash equivalents        $12,652           $10,264
  Accounts receivable, net of
    allowances for doubtful
    accounts of $2,228 and
    $1,920 as of June 26, 1998 and
    March 27, 1998, respectively    24,155            26,739

  Inventories:
    Raw materials, subassemblies
      and work in process           14,526            15,782
    Finished goods                   2,036             1,826
                               -----------       -----------
                                    16,562            17,608
  Prepaid expenses                     626             1,015
                               -----------       -----------
         Total current assets       53,995            55,626
                               -----------       -----------
Property and equipment, at cost:
  Machinery and equipment           33,167            32,740
  Furniture and fixtures            18,715            18,435
  Land                               8,100             8,100
  Building and improvements          7,053             7,046
  Leasehold improvements             2,127             2,104
                               -----------       -----------
                                    69,162            68,425
    Less-accumulated depreciation
     and amortization             (38,168)          (37,159)
                               -----------       -----------
                                    30,994            31,266
                               -----------       -----------
Intangible assets, net               1,106             1,166
Other assets                           844               806
                               -----------       -----------
         Total assets              $86,939           $88,864
                               ===========       ===========

      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS - continued
                      ---------------------------
                  Liabilities and Stockholders' Equity
                 ------------------------------------
               (Amounts in thousands, except share data)


                              June 26, 1998      March 27, 1998
                               (Unaudited)
                               ------------     ---------------
Current Liabilities:
  Accounts payable                  $9,805            $9,988
  Accrued expenses:
    Payroll and employee benefits    5,263             4,590
    Warranty                         1,681             1,681
    Other                            1,299             1,385
    Income taxes                     1,423               760
    Environmental                      214               214
                               -----------       -----------
       Total current liabilities    19,685            18,618


Other long-term liabilities            964             1,009

Commitments and contingencies

Stockholders' Equity:
  Common stock, par value $0.01-
    Authorized 30,000,000 shares,
     issued and outstanding
     7,281,597 and 7,649,901
     shares as of June 26, 1998 and
     March 27, 1998, respectively       73                77
  Additional paid-in capital        28,826            30,054
  Retained earnings                 37,391            39,106
                               -----------       -----------
    Total stockholders' equity      66,290            69,237
                               -----------       -----------
         Total liabilities and
           stockholders' equity    $86,939           $88,864
                                   =======           =======

      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations
                 -------------------------------------
               (Amounts in thousands, except share data)

                                            Three Months Ended
                                          June 26,      June 27,
                                            1998          1997
                                               (Unaudited)
                                          --------      --------
Net sales                                $45,703       $43,667
Cost of sales                             30,939        30,743
                                      ----------    ----------
  Gross profit                            14,764        12,924

Operating expenses:
  Engineering and development              4,261         3,851
  Sales and marketing                      4,099         3,612
  General and administrative               2,455         1,710
                                      ----------    ----------
      Total operating expenses            10,815         9,173
                                      ----------    ----------
Income from operations                     3,949         3,751

    Other income, net                      (205)         (313)
                                      ----------    ----------
Income before provision for
  income taxes                             4,154         4,064

    Provision for income taxes               850           425
                                      ----------    ----------
Net income                              $  3,304      $  3,639
                                      ==========    ==========
Net income per common share
    Basic                               $   0.44      $   0.46
    Diluted                             $   0.43      $   0.45
                                      ==========    ==========
Weighted average common shares
    Basic                              7,448,073     7,903,278
    Diluted                            7,740,391     8,153,606
                                      ==========    ==========

      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                 -------------------------------------
                        (Amounts in thousands)

                                              Three Months Ended
                                              June 26,      June 27,
                                                1998          1997
                                                  (Unaudited)
                                              --------      --------
Cash flows from operating activities
  Net income                                  $3,304         $3,639

Adjustments to reconcile net income to
  net cash provided by operating activities:

  Depreciation and amortization                1,865          2,009
  Compensation expense related to restricted
    stock plan                                   236            397
  (Gain) on sale of equipment                   (80)           (18)

  Changes in assets and liabilities:
    Accounts receivable                        2,584          (222)
    Inventories                                1,046          1,254
    Accounts payable                           (183)          1,186
    Payroll and employee benefits                673            852
    Accrued income taxes                         663            412
    Other                                        280            381
                                         -----------    -----------
Net cash provided by operating activities     10,388          9,890
                                         -----------    -----------
Cash flows from investing activities
  Purchases of property and equipment        (1,765)        (2,068)
  Purchase of building and improvements           --           (35)
  Proceeds from disposition of equipment         252            132
                                         -----------    -----------
Net cash used in investing activities        (1,513)        (1,971)
                                         -----------    -----------


      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows - continued
             ---------------------------------------------
                        (Amounts in thousands)

                                              Three Months Ended
                                              June 26,      June 27,
                                                1998          1997
                                                  (Unaudited)
                                              --------      --------
Cash flows from financing activities
  Repurchase and retirement of common stock ($6,668)       ($2,252)
  Proceeds from issuance of common stock         181             32
                                         -----------    -----------

Net cash used in financing activities        (6,487)        (2,220)
                                         -----------    -----------

Increase in cash and cash equivalents          2,388          5,699
                                         -----------    -----------

Cash and cash equivalents at beginning
  of period                                   10,264         12,766
                                         -----------    -----------

Cash and cash equivalents at end of period   $12,652        $18,465
                                         ===========    ===========





-------------------------------------
Supplementary disclosures of cash flow information
  Taxes paid                                    $255           $114
  Interest paid                              $    --          $  21


      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
         Condensed Notes to Consolidated Financial Statements
            -----------------------------------------------
                             JUNE 26, 1998
                             -------------
                              (Unaudited)
1)  Management Opinion

  In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

2)  Reclassifications

  Certain amounts in the prior period financial statements have been reclassified to conform to the current period's presentation.

3)  Bank Borrowings and Debt Arrangements

  The Company ended the quarter with no outstanding debt against its unsecured lines of credit.

4)  Earnings per Share

  The  number  of shares used in computing earnings per  share  equals the total of the weighted average number of common shares outstanding during the periods presented plus common stock equivalents relating to options. Common stock equivalents relating to options represent additional shares which may be issued in connection with their exercise, reduced by the number of shares which could be repurchased with the proceeds at the average market price per share computed on a quarterly basis during the year. The following table shows the calculation for basic and diluted shares outstanding:

                               Three Months Ended
                               June 26,  June 27,
                                 1998      1997
Basic weighted-average
  common shares outstanding   7,448,073    7,903,278

Effect of dilutive
  stock options                 292,318      250,328
                              ---------    ---------
Diluted weighted-average
  common shares outstanding   7,740,391    8,153,606
                              =========    =========

                   PRINTRONIX, INC. AND SUBSIDIARIES
         Condensed Notes to Consolidated Financial Statements
            -----------------------------------------------
                             JUNE 26, 1998
                             -------------
                              (Unaudited)

5)  Common Stock

  As authorized by the Board of Directors, the Company repurchased and retired 417,000 shares of common stock during the quarter at prices ranging from $14.81 to $17.00 per share, at a cost of $6.7 million. Purchases of an additional 130,000 shares of common stock were made subsequent to the end of the quarter and future purchases of up to 711,600 shares of common stock may be made at the Company's discretion.

                   PRINTRONIX, INC. AND SUBSIDIARIES

          Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations
               ----------------------------------------

Reference is made to the Company's annual report on Form 10-K for the fiscal year ended March 27, 1998 for a detailed discussion and analysis of the Company's financial condition and results of operations for the periods covered by that report.

RESULTS OF OPERATIONS

Revenues and Backlog

Net sales for the quarter ended June 26, 1998 increased $2.0 million over the same quarter in the prior year and $2.3 million compared with the prior quarter, an increase of 5% over both quarters. Sales in the current quarter increased compared with the prior year quarter due to increased sales to the Company's largest customer and sales from the Company's subsidiary, RJS, which was acquired in January 1998. The sales increase compared with the prior quarter was due to sales to the Company's largest customer and increased sales by RJS, partially offset by declines in sales to certain distribution customers.

Americas (North, Central, and South Americas) sales ended the quarter at $27.6 million, compared to $25.1 million last quarter and $25.4 million in the year-ago quarter. EMEA (Europe, Middle East, and Africa) sales for the quarter increased to $15.4 million compared to $15.1 million in the previous quarter and remained flat compared to the year-ago quarter. Sales to the Asia Pacific market decreased to $2.7 million in the current quarter compared to $3.2 million in the previous quarter and $2.9 million in the same quarter in the previous year. Despite the generally slow Asia Pacific market conditions, sales to China and India remain strong.

Sales to OEM customers for the quarter increased to $23.4 million as compared to $19.5 million in the previous quarter and $22.8 in the same quarter in the previous year. Sales to distributors were $22.3 million for the quarter compared to $23.9 in the previous quarter and $20.9 million in the same quarter in the previous year. Sales to OEM customers increased in the current quarter due to increased sales to the Company's largest customer.

                   PRINTRONIX, INC. AND SUBSIDIARIES

Sales to the largest customer, IBM, represented 31% of total sales for the first quarter as compared to 23% in the previous quarter and 29% in the year-ago quarter. Sales to the second largest customer represented 8% of total sales for the quarter as compared to 11% in the previous quarter and 8% in the year-ago quarter.

Order backlog at quarter-end was $6.6 million compared to $16.1 million at the end of the previous quarter and $14.0 million at the end of the year-ago quarter. June 26, 1998 backlog levels reflect orders placed for only a portion of the second quarter of fiscal 1999 by the Company's largest customer. Another factor contributing to the decreased backlog, to a lesser degree, is other customers increasing reliance on the Company's ability to ship with ever decreasing lead times.

Gross Profit

Gross profit as a percentage of sales for the quarter remained flat at 32.3% compared with the previous quarter and increased from 29.6% in the year-ago quarter. The increase in gross margin over the year-ago quarter was due to manufacturing efficiencies and cost reductions achieved over the past year, partially offset by reduced prices.

Operating Expenses and Other Income and Taxes

Engineering  expenses for the quarter increased  to  $4.3  million  as
compared  to  $4.2  million  in  the  previous  quarter.   Engineering
expenses increased 11%, or $0.4 million, from $3.9 million in the year-
ago  quarter.   As  a  percent of sales, engineering  and  development
expenses remained constant at approximately 9% for both the current and year-ago quarter but decreased from approximately 10% in the prior
quarter.   Current   Engineering  spending  reflects   the   Company's
commitment to continuous improvement of the Printronix P5000 Series line matrix, LaserLine and ThermaLine industrial strength printers.

Sales and marketing expenses increased $0.2 million to $4.1 million for the current quarter as compared to the previous quarter and increased $0.5 million, or 13%, compared with the same quarter in the previous year. As a percent of sales, sales and marketing expenses remained flat at approximately 9% for the current quarter compared with the previous quarter but increased from 8% in the year-ago quarter. The increase in sales and marketing expenses over the year-ago quarter was due to increased sales coverage and marketing emphasis on developing the Americas, Europe, Middle East, and Asia Pacific markets.

PRINTRONIX, INC. AND SUBSIDIARIES

General and administrative expenses increased to $2.5 million compared with $2.3 million in the prior quarter and $1.7 million in the prior year quarter. As a percent of sales, general and administrative expenses remained flat at 5% compared with the prior quarter and increased from 4% in the prior year quarter. General and administrative expenses increased compared with the prior year quarter as a result of increased provision for bad debts, increased depreciation expense related to the Company's new information system and increased administrative labor.

The income tax provision increased to $0.9 million compared to a tax benefit of $0.1 million in the previous quarter and a provision of $0.4 million in the year-ago quarter. The Company has net operating loss carryforwards and has been paying minimal income taxes. These carryforwards are expected to be fully utilized during the current fiscal year. The Company estimates that its effective income tax rate for fiscal year 1999 will be approximately 20% and has increased the quarterly provision accordingly. Once the net operating loss carryforwards are fully utilized, the Company estimates its world-wide effective tax rate will be approximately 30%. The prior quarter's income tax benefit was due to the tax effect of a one-time write-off of in-process engineering expenses related to the acquisition of RJS.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the quarter with cash and cash equivalents of $12.7 million compared to $10.3 million last quarter. The current cash position includes the purchase and retirement of 417,000 shares of Printronix common stock at an average share price of $15.99, totaling $6.7 million for the quarter, funded by current operating activity.

The Company believes that its internally-generated funds, together with available financing, will be adequate in providing its working capital requirements, capital expenditures, and engineering development needs through the current fiscal year.

Year 2000 Considerations

During fiscal 1998, the Company completed the implementation of a year 2000 compliant enterprise-wide information system. The Company has also initiated an assessment project, both within the Company and with its business partners, which addresses those other significant systems that may have year 2000 compliance issues. The Company presently believes that with the implementation of the new system and modification to existing software, year 2000 compliance will not pose a significant operational challenge for the Company and the future costs to the Company will not be material. However, if these
modifications   are  not  completed  on  a  timely  basis,   including
implementation by its business partners, the Company's financial position, results of operations, and cash flows may materially and adversely be affected.

                   PRINTRONIX, INC. AND SUBSIDIARIES

                    PART II.      OTHER INFORMATION
                    ------------------------------

                     Item 1.     Legal Proceedings
                       -------------------------


See "Item 3. Legal Proceedings" reported in Part I of the Company's Report on Form 10K for the fiscal year ended March 27, 1998.


             Item 6.     Exhibits and Reports on Form 8-K
                  ----------------------------------

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


                                                PRINTRONIX, INC.


                                                        (Registrant)










 Date: August 7, 1998                       By: George L. Harwood
                                                George L. Harwood
                                                Sr. Vice-President, Finance,
                                                Chief Financial Officer, and
                                                Secretary
                                                (Principal Financial Officer
                                                and Duly Authorized Officer)

                   PRINTRONIX, INC. AND SUBSIDIARIES
                    Index to Exhibits to Form 10-Q
            -----------------------------------------------
                             JUNE 26, 1998
                           -----------------

 EXHIBIT
 NUMBER       DESCRIPTION                             PAGE
 -------      -------------------------------         -----

 27           Financial Data Schedule                 Filed only with
                                                      EDGAR version