Form 10-Q
period 1998-09-25
PRINTRONIX INC
filed 1998-11-09
CIK 311505

Form 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                [X] 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended September 25, 1998

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

                       			YES	   X    					 NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         	Class of Common Stock	     		Outstanding at October 23, 1998

           	$0.01 par value                            6,836,616

                   PRINTRONIX, INC. AND SUBSIDIARIES
                           TABLE OF CONTENTS
                  ------------------------------------

PART I. FINANCIAL INFORMATION

	Item 1. Financial Statements

        			Statement Regarding Financial Information                    (2)

        			Consolidated Balance Sheets

           				Assets                                                  	(3)

           				Liabilities and Stockholders' Equity              	      (4)

        			Consolidated Statements of Operations	                       (5)

        			Consolidated Statements of Cash Flows                       	(6)

        			Condensed Notes to Consolidated Financial Statements        	(8)

 Item 2.   Management's Discussion and Analysis of Financial Condition
        			and Results of Operations                                  	(10)


PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings                                            	(14)

 Item 4.     Submission of Matters to a Vote of Security Holders       (14)

	Item 5.	Other Matters	                                                (14)

	Item	6.	Exhibits and Reports on Form 8-K	                             (15)

	Signatures                                                          		(16)

	Index to Exhibits	                                                    (17)

                   PRINTRONIX, INC. AND SUBSIDIARIES
                                FORM 10-Q
                                ---------
                 FOR THE QUARTER ENDED SEPTEMBER 25, 1998
                 ----------------------------------------

                      PART I.     FINANCIAL INFORMATION
                      ---------------------------------

                       Item 1.     Financial Statements
                       --------------------------------


                 STATEMENT REGARDING FINANCIAL INFORMATION
                 -----------------------------------------

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

                   PRINTRONIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                                 Assets
                         (Amounts in thousands)

                                 	September 25, 1998	        March 27, 1998
	                                    (Unaudited)
	                                   --------------          	--------------
Current assets:
	Cash and cash equivalentS              	$12,042                	$10,264
	Accounts receivable, net of allowances
		for doubtful accounts of $2,330 and
		$1,920 as of September 25, 1998 and
		March 27, 1998, respectively           	22,080                  26,739

	Inventories:
		Raw materials, subassemblies and
			work in process	                       13,988                  15,782
		Finished goods                          	2,335                  	1,826
		                                  	-----------            	-----------
		                                       	16,323                 	17,608
	Prepaid expenses	                           748	                  1,015
		                                  	-----------            	-----------
			Total current assets                  	51,193	                 55,626
		                                  	-----------            	-----------
Property and equipment, at cost:
	Machinery and equipment	                 29,462	                 32,740
	Furniture and fixtures	                  18,866	                 18,435
	Land                                     	8,100                  	8,100
	Building and improvements                	7,524	                  7,046
	Leasehold improvements	                   2,126	                  2,104
		                                  	-----------            	-----------
	                                    	   	66,078                 	68,425
		Less accumulated depreciation
			and amortization                     	(35,254)               	(37,159)
		                                  	-----------            	-----------
		                                       	30,824	                 31,266
		                                  	-----------            	-----------
Intangible assets, net	                    1,046                  	1,166
Other assets	                                872                     806
	                                  		-----------            	-----------
			Total assets                         	$83,935                 $88,864
	                                    ===========             ===========

           See accompanying notes to consolidated financial statementS

                   PRINTRONIX, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS - continued
                ---------------------------------------
                  Liabilities and Stockholders' Equity
                  ------------------------------------
               (Amounts in thousands, except share data)

	                                 September 25, 1998         	March 27, 1998
 	                                    (Unaudited)
                              	     ---------------           	--------------
Current liabilities:
	Accounts payable                         $ 9,318                   $ 9,988
	Accrued expenses:
		Payroll and employee benefits	            5,490	                    4,590
		Warranty                                 	1,681                    	1,681
		Other                                    	1,299                    	1,385
		Income taxes                             	1,763                      	760
		Environmental                              	214                      	214
			                                   -----------	              -----------
				Total current liabilities             	19,765	                   18,618
	                                  			-----------              	-----------

Other long-term liabilities	                  936	                    1,009

Commitments and contingencies

Stockholders' equity:
	Common stock, par value $0.01-
		Authorized 30,000,000 shares,
			issued and outstanding
			6,936,616 and 7,649,901
			shares as of September 25, 1998 and
			March 27, 1998, respectively	               69                       	77
	Additional paid-in capital	               27,342                   	30,054
	Retained earnings                        	35,823                   	39,106
			                                  	-----------              	-----------
		Total stockholders' equity              	63,234	                   69,237
			                                  	-----------              	-----------
			Total liabilities and
				stockholders' equity	                 $83,935 	                 $88,864
                                      ===========               ===	=======

           See accompanying notes to consolidated financial statementS

                   PRINTRONIX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
               (Amounts in thousands, except share data)

                            Three Months Ended           Six Months Ended
                           Sept. 25,   Sept. 26,       Sept. 25,   Sept. 26,
                             1998        1997            1998        1997
                                                                                 (Unaudited)		     (Unaudited)
                           --------    --------        --------    --------
Net sales                   $41,728     $40,788         $87,431     $84,455
Cost of sales                28,198      27,596          59,137      58,339
			                        --------    --------        --------    --------
	Gross profit                13,530      13,192          28,294      26,116

Operating expenses:
	Engineering and development  4,342       3,722           8,603       7,573
	Sales and marketing          3,883       3,770           7,982       7,382
	General and administrative   2,201       1,963           4,656       3,673
			                        --------	   --------        --------    --------
			Total operating expenses  10,426       9,455          21,241      18,628
			                        --------	   --------        --------    --------
Income from operations        3,104       3,737           7,053       7,488

		Other income, net            (286)       (404)           (491)       (717)
			                        --------	   --------        --------	   --------
Income before provision
 for income taxes             3,390       4,141           7,544       8,205

	Provision for income taxes     655         402           1,505         827
			                        --------	   --------        --------	   --------
Net income                 $  2,735    $  3,739         $ 6,039     $ 7,378
			                        ========    ========        ========    ========
Net income per common share
  Basic                    $   0.38    $   0.47        $   0.83     $  0.93
		Diluted                  $   0.37    $   0.45        $   0.80     $  0.90
			                        ========	   ========        ========	   ========
Weighted average common shares
  Basic                    7,164,310  7,884,334       7,306,191    7,894,594
		Diluted                  7,386,714  8,258,306       7,563,837    8,208,201
			                        =========  =========       =========    =========

           See accompanying notes to consolidated financial statementS

                   PRINTRONIX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                       (Amounts in thousands)

				                                                    Six Months Ended
                                                      	Sept. 25,	Sept. 26,
                                                         	1998    	1997
                                                          	(Unaudited)
                                                      	-------- 	--------
Cash flows from operating activities
	Net income                                           	$ 6,039   	$ 7,378

	Adjustments to reconcile net income to
		net cash provided by operating activities:
			Depreciation and amortization                        	3,809     	3,571
			Compensation expense related to restricted stock plan   	--	       794
			Loss on sale of equipment                               	86        	33

			Changes in assets and liabilities:
			    Accounts receivable                              	4,659     	2,159
			    Inventories                                      	1,285	     1,132
			    Accounts payable                                  	(670)      	(18)
			    Payroll and employee benefits                      	900       	643
			    Accrued income taxes                             	1,003       	404
			    Other                                               	42       	624
			                                                    -------	   -------
			        Net cash provided by operating activities   	17,153    	16,720
			                                                    -------	   -------
Cash flows from investing activities
	Purchase of property and equipment	                    (3,159)   	(3,896)
	Purchase of building and improvements                   	(456)      	(83)
	Proceeds from disposition of equipment                   	282       	162
                                                       -------	   -------
			        Net cash used in investing activities       	(3,333)   	(3,817)
                                               				    -------	   -------

        See accompanying notes to consolidated financial statementS

                   PRINTRONIX, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
             -------------------------------------------------
                         (Amounts in thousands)

			                                                     	Six Months Ended
	                                                        Sept 25,	Sept 26,
                                                         	1998     	1997
                                                           	(Unaudited)
                                                        	-------  	-------
Cash flows from financing activities
	Repurchase and retirement of common stock	              (12,554)	( 2,476)
	Proceeds from issuance of common stock                     	512     	520
                                                 				    -------	 -------

		           Net cash used in financing activities      	(12,042) 	(1,956)
                                              				       -------  -------

Net increase in cash and cash equivalents                 	1,778  	10,947

Cash and cash equivalents at beginning of period         	10,264  	12,766
                                                 			     -------	 -------

Cash and cash equivalents at end of period              	$12,042	 $23,713
                                                     				======= 	=======




-------------------------------------
Supplementary disclosures of cash flow information
	Taxes paid                                                	$743    	$274
	Interest paid	                                             $ --   	 $ 20

         See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------
                         SEPTEMBER 25, 1998
                         ------------------
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

  	The number of shares used in computing diluted earnings per share equals the total of the weighted average number of common shares outstanding during the periods presented plus the dilutive effect of stock options.  The dilutive effect of stock options represents additional shares which may be issued in connection with their exercise, reduced by the number of shares which could be repurchased with the proceeds at the average market price per share computed on a quarterly basis during the year. The following table shows the calculation for basic and diluted shares outstanding:

	                          Three Months Ended          	Six Months Ended
	                         Sept. 25, 	 Sept. 26,	      Sept. 25,   Sept. 26,
	                           1998       	1997	           1998        1997
Basic weighted-average
common	shares outstanding 7,164,310   7,884,334       7,306,191   7,894,594

Effect of dilutive
stock options               222,404     373,972         257,646     313,607
Diluted weighted-average   --------    --------        --------    --------
common	shares outstanding	7,386,714   8,258,306       7,563,837   8,208,201
				                      =========   =========       =========   =========

                   PRINTRONIX, INC. AND SUBSIDIARIES
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------------
                        SEPTEMBER 25, 1998
                        ------------------
                            (Unaudited)

5)	Common Stock

  	As authorized by the Board of Directors, the Company repurchased and retired
   395,000 shares of common stock during the quarter at prices ranging from
   $14.00 to $16.00 per share, at a cost of $5.9 million.  Purchases of an additional 120,000 shares of common stock were made subsequent to the end of the quarter and future purchases of up to 326,600 shares of common stock may be made at the Company's discretion.

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

RESULTS OF OPERATIONS
Revenues and Backlog

Net sales for the quarter ended September 25, 1998 increased $0.9 million, or 2.2%, over the same quarter in the prior year. Increased sales to the Company's largest customer and sales by the Company's subsidiary, RJS, which was acquired in January 1998, contributed most of the sales growth. Net sales decreased $4.0 million, or 8.8%, compared with the prior quarter, as a result of generally slow sales during the summer months and lower sales to the Company's largest customer.

Americas (North, Central, and South Americas) sales ended the quarter at $25.1 million, compared to $24.6 million in the year-ago quarter and $27.8 million last quarter. EMEA (Europe, Middle East, and Africa) sales for the quarter increased to $13.9 million compared to $13.1 in the year-ago quarter and decreased from $15.3 million in the previous quarter. Sales to the Asia Pacific market decreased to $2.7 million in the current quarter compared to $3.1 million in the same quarter in the previous year and increased $0.01 million from the previous quarter.

Currency restrictions in place in China delayed the shipment of $0.5 million of product to the third fiscal quarter. Despite the generally slow Asia Pacific market conditions, sales to India increased 73.5% over the prior quarter and increased 13.5% over the year ago quarter.

Sales to OEM customers for the quarter decreased to $19.7 million as compared to $23.4 million in the previous quarter and $19.9 in the same quarter in the previous year. Sales to distributors were $22.0 million for the quarter compared to $22.3 in the previous quarter and $20.9 million in the same quarter in the previous year. Sales to OEM customers decreased in the current quarter due to decreased sales to the Company's largest customer.

                   PRINTRONIX, INC. AND SUBSIDIARIES

Sales to the largest customer, IBM, represented 31% of total sales for the second quarter as compared to 26% in the year-ago quarter and compared to 31.5% in the previous quarter. Sales to the second largest customer represented 8.4% of total sales for the quarter as compared to 9.5% in the year-ago quarter and 8.1% in the previous quarter.

Order backlog at quarter-end was $16.7 million compared to $6.6 million at the end of the previous quarter and $20.8 million at the end of the year-ago quarter. June 26, 1998 backlog levels reflect orders placed for only a portion of the second quarter of fiscal 1999 by the Company's largest customer. The decreased backlog compared to the prior year is impacted by customers' increasing reliance on the Company's ability to ship with ever decreasing lead times.

Gross Profit

Quarterly gross profit as a percentage of sales at 32.4% increased slightly compared to 32.3% in the previous quarter and was due to continuous improvement programs and cost reductions which offset the lower production volumes. As a percentage of sales, gross margin was unchanged from the year-ago quarter as continuous improvement and cost reductions offset price reductions granted in the beginning of the third fiscal quarter last year.

Operating Expenses and Other Income and Taxes

Engineering expenses for the quarter were flat at $4.3 million as compared to the previous quarter. Engineering expenses increased 16%, or $0.6 million, from $3.7 million in the year-ago quarter. As a percent of sales, engineering and development expenses increased to approximately 10.4% for the current quarter, up from 9.1% in the year-ago quarter and 9.3% in the prior quarter.

Sales and marketing expenses decreased $0.2 million to $3.9 million for the current quarter as compared to the previous quarter and increased $0.1 million compared with the same quarter in the previous year. At approximately 9% percent of sales, sales and marketing expenses decreased from the prior quarter but increased from the year-ago quarter. Higher Engineering and Sales and Marketing spending reflects the Company's commitment to product development of the Printronix P5000 series line matrix, LaserLine and ThermaLine industrial strength printers.

                   PRINTRONIX, INC. AND SUBSIDIARIES

General and administrative expenses decreased to $2.2 million compared with $2.5 million in the prior quarter and $2.0 million in the prior year quarter. As a percent of sales, general and administrative expenses increased to 5.3% compared with the year-ago quarter with higher depreciation and maintenance expense related to the Company's new information system and increased administrative labor. As a percentage of sales, general and administrative expenses were approximately flat compared with the prior quarter but decreased overall due to lower provision for bad debts.

The income tax provision decreased to $0.7 million compared to $0.9 million in the previous quarter and $0.4 million in the year-ago quarter. The Company has net operating loss carryforwards and has been paying minimal income taxes. These carryforwards are expected to be fully utilized during the current fiscal year. The Company estimates that its effective income tax rate for fiscal year 1999 will be approximately 20% and has increased the quarterly provision accordingly. Once the net operating loss carryforwards are fully utilized, the Company estimates its world-wide effective tax rate will be approximately 30%.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the quarter with cash and cash equivalents of $12.0 million compared to $12.7 million last quarter. The current cash position includes the purchase and retirement of 395,000 shares of Printronix common stock at an average share price of $14.91, totaling $5.9 million for the quarter, funded by current operating activity.

The Company believes that its internally-generated funds, together with available financing, will be adequate in providing its working capital requirements, capital expenditures, and engineering development needs through the current fiscal year.

Year 2000 Considerations

The Company's products are Year 2000 compliant.

The Company has completed an assessment of the impact of the Year 2000 on its information systems, and hardware. The Company has partially completed an assessment of the impact on its significant business partners and expects to finish the assessment by March 1999. The assessment phases include the identification of the systems or processes to be reviewed, evaluation of current systems or processes, risk assessment, and development of conversion plans. The scope of the assessment addresses the information technology systems, such as the accounting and financial reporting systems, mainframe computers, personal computers, and the distributed network, and also addresses the non-information technology systems, such as facilities, plant equipment, lab and test equipment, distribution systems, security systems, communication systems, key services provided by third parties and key vendors and customers.
The Company's objective is to be fully Year 2000 compliant by mid calendar year 1999 and develop contingency plans in the event it fails to complete its Year 2000 projects. To date, the Company has not had to accelerate the replacement of systems due to Year 2000 issues.

The Company's business critical operating system, accounting and financial reporting systems, including manufacturing and sales, were converted to a certified Year 2000 enterprise wide software package in August 1997, with the exception of the customer service and fixed asset systems. The customer service system will be converted by the end of calendar year 1998. The fixed asset system will be converted by mid calendar year 1999.

The Company has determined the telephone communications system is not fully Year 2000 compliant; however; the cost to upgrade to full compliance is immaterial.
A detailed plan to become Year 2000 system compliant is in effect and the project is on schedule.

Based upon its assessment and the vendors' representations, the Company believes the systems of its key vendors are either Year 2000 compliant or will be made so by mid calendar year 1999.

In fiscal 1998 and 1999, the cost of Year 2000 assessment efforts and remediation projects was not material and was funded by current operations. Future expenditures are not expected to be material and will be funded from operations.

The Company believes the most significant Year 2000 compliance risk is that key customers may fail to complete their remediation efforts in a timely manner. Any significant disruption of business with key customers could have a material adverse impact on the Company's results of operations, liquidity or financial condition.

The Company has not yet developed a contingency plan in the event it fails to complete its Year 2000 projects as planned. The Company also has not yet developed a contingency plan in the event its key customers are not Year 2000 compliant. The Company will develop a contingency plan addressing these issues by the end of March 1999.

                   PRINTRONIX, INC. AND SUBSIDIARIES

                    PART II.      OTHER INFORMATION
                    -------------------------------

                    Item 1.     Legal Proceedings
                    -----------------------------


See "Item 3. Legal Proceedings" reported in Part I of the Company's Report on Form 10K for the fiscal year ended March 27, 1998.


        Item 4.    Submission of Matters to a Vote of Security Holders
        --------------------------------------------------------------


The annual meeting of stockholders of the Company was held on August 11, 1998, at which five persons, constituting the entire board of directors, were elected to serve until the next annual meeting of stockholders. The names of the persons elected as directors are as follows:


                                       	Shares For	         Shares Withheld

Robert A. Kleist                         6,742,674                 	24,750
Bruce T. Coleman                        	6,742,674                 	24,750
John R. Dougery                         	6,742,674                 	24,750
Ralph Gabai                             	6,742,674                 	24,750
Erwin A. Kelen	                          6,742,674                 	24,750


                        Item 5.     Other Matters
                        -------------------------


On September 2, 1998, the Company announced the appointment of Ralph Gabai to the newly-created position of Senior Vice President of Marketing and Chris Whitney Halliwell to the Company's Board of Directors. Mr. Gabai, a member of the Board of Directors since 1988, has stepped down from the Board to assume the new position; Ms. Halliwell has filled the vacancy on the Board.

                  PRINTRONIX, INC. AND SUBSIDIARIES

            Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------------------

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


                                                    	PRINTRONIX, INC.


                                              	        (Registrant)










Date:	November 6, 1998                       	By:	George L. Harwood
		                                           	George L. Harwood
		                                           	Sr. Vice-President, Finance,
			                                           Chief Financial Officer, and
                                              Secretary
		                                          	(Principal Financial Officer
                                         					and Duly Authorized Officer)

                 PRINTRONIX, INC. AND SUBSIDIARIES

                  INDEX TO EXHIBITS TO FORM 10-Q
                  ------------------------------

                       SEPTEMBER 25, 1998
                       ------------------

EXHIBIT
NUMBER	           DESCRIPTION                 	PAGE
-------          	-----------                  ----

27               	Financial Data Schedule     	Filed only with
		                                             EDGAR version