Form 10-Q
period 1998-12-25
PRINTRONIX INC
filed 1999-02-05
CIK 311505

                                   Form 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For  the quarterly period ended December  25,1998

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

               YES  [X]                           NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock      Outstanding at January 22, 1999

       $0.01 par value                       6,662,909

                    PRINTRONIX, INC. AND SUBSIDIARIES
                            TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

     Item 1.    Financial Statements

       Consolidated Balance Sheets at
       December 25, 1998 and March 27, 1998

         Asset                                                (3)

         Liabilities and Stockholders' Equity                 (4)

       Consolidated Statements of Operations for the Three
       and Nine Months Ended December 25, 1998 and
       December 26, 1997                                      (5)

       Consolidated Statements of Cash Flows for the
       Nine Months Ended December 25, 1998 and
       December 26, 1997                                      (6)

       Condensed Notes to Consolidated Financial Statements   (8)

    Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                   (10)


PART II. OTHER INFORMATION

    Item 1.     Legal Proceedings                            (15)

    Item 6.    Exhibits and Reports on Form 8-K              (15)

    Signatures                                               (16)

    Index to Exhibits                                        (17)

                    PART I.     FINANCIAL INFORMATION
                    Item 1.     Financial Statements

                    PRINTRONIX, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                         (Amounts in thousands)

                                December 25, 1998    March 27, 1998
                                   (Unaudited)
                                   --------------      -------------
ASSETS:
Current assets:
Cash and cash equivalents            $  9,820          $ 10,264
  Accounts receivable, net of allowances
    for doubtful accounts of $1,992 and
    $1,920 as of December 25, 1998 and
      March 27, 1998, respectively     25,496            26,739

  Inventories:
    Raw materials, subassemblies and
     work in process                   13,268            15,782
    Finished goods                      1,735             1,826
                                   ----------        ----------
                                       15,003            17,608
  Prepaid expenses                        724             1,015
                                   ----------        ----------
         Total current assets          51,043            55,626
                                   ----------        ----------
Property and equipment, at cost:
  Machinery and equipment              28,717            32,740
  Furniture and fixtures               18,617            18,435
  Land                                  8,100             8,100
  Building and improvements             8,853             7,046
  Leasehold improvements                2,172             2,104
                                   ----------        ----------
                                       66,459            68,425
    Less accumulated depreciation
     and amortization                 (34,771)         (37,159)
                                   ----------        ----------
                                       31,688            31,266
                                   ----------        ----------
Intangible assets, net                    986             1,166
Other assets                              954               806
                                   ----------        ----------
         Total assets               $  84,671         $  88,864
                                       ======            ======

       See accompanying notes to consolidated financial statements

                    PRINTRONIX, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - continued
                (Amounts in thousands, except share data)

                             December 25, 1998    March 27, 1998
                                  (Unaudited)
                                 --------------- --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                $  9,424          $  9,988
  Accrued expenses:
    Payroll and employee benefits    5,860             4,590
    Warranty                         1,681             1,681
    Other                            1,503             1,385
    Income taxes                     2,005               760
    Environmental                      214               214
                                ----------        ----------
       Total current liabilities    20,687            18,618
                                ----------        ----------

Other long-term liabilities            915             1,009

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $0.01-
    Authorized 30,000,000 shares,
     issued and outstanding
     6,673,123 and 7,649,901
     shares as of December 25, 1998 and
     March 27, 1998, respectively       67                77
  Additional paid-in capital        26,403            30,054
  Retained earnings                 36,599            39,106
                                ----------        ----------
    Total stockholders' equity      63,069            69,237
                                ----------        ----------
         Total liabilities and
           stockholders' equity  $  84,671         $  88,864
                                    ======            ======

       See accompanying notes to consolidated financial statements

                    PRINTRONIX, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                (Amounts in thousands, except share data)

                               Three  Months Ended   Nine Months Ended
                                  Dec. 25, Dec.  26,   Dec. 25, Dec. 26,
                                   1998     1997       1998     1997
                                    (Unaudited)          (Unaudited)
                               --------- ---------   --------- --------

Net sales                       $ 45,840  $ 42,528   $133,271 $126,983
Cost of sales                     30,987    28,718     90,124   87,057
                              ---------- ---------  ---------- ---------

  Gross profit                    14,853    13,810     43,147   39,926

Operating expenses:
  Engineering and development      4,779     3,884     13,382   11,457
  Sales and marketing              4,210     3,886     12,192   11,268
  General and administrative       2,140     2,012      6,796    5,685
                              ---------- ---------  ---------- ---------

      Total operating expenses    11,129     9,782     32,370   28,410
                              ---------- ---------  ---------- ---------
Income from operations             3,724     4,028     10,777   11,516

    Other income, net                (64)     (570)      (555)  (1,287)
                              ---------- ---------  ---------- ---------
Income before provisions for       3,788     4,598     11,332   12,803
    for income taxes

    Provision for income taxes       755        69      2,260      896

Net income                    $    3,033 $   4,529 $    9,072 $ 11,907
                             ----------- --------- ----------- ---------
Net income per common share
    Basic                     $     0.45 $    0.56 $     1.27 $   1.50
    Diluted                   $     0.44 $    0.54 $     1.23 $   1.44
                                 =======   =======    =======   ======
Weighted average common shares
    Basic                      6,801,359 8,048,214 7,137,914 7,945,801
    Diluted                    6,953,647 8,448,505 7,367,488 8,296,862
                               ========= ========= ========= =========

       See accompanying notes to consolidated financial statements

                    PRINTRONIX, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                         (Amounts in thousands)

                                                     Nine Months Ended

                                                   Dec. 25,     Dec. 26,
                                                      1998       1997
                                                  (Unaudited)

                                                  -----------  ----------

Cash flows from operating activities
  Net income                                       $  9,072    $11,907

Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                    5,706      5,340
     Compensation expense related to restricted          --      1,191
           stock plan
     Loss on sale of equipment                          171         69

     Changes in assets and liabilities:
         Accounts receivable                          1,243     (1,255)
         Inventories                                  2,605      1,678
         Accounts payable                              (564)      (533)
         Payroll and employee benefits                1,270        578
         Accrued income taxes                         1,245         81
       Other                                            165        311
                                                -----------  ----------
     Net cash provided by operating activities       20,913     19,367
                                                -----------  ----------
Cash flows from investing activities
  Purchase of property and equipment                 (4,678)    (5,433)
  Construction of new building                       (1,776)      (173)
  Proceeds from disposition of equipment                335        225
                                                -----------  ----------
         Net cash used in investing activities       (6,119)    (5,381)
                                                -----------  ----------

       See accompanying notes to consolidated financial statements

                    PRINTRONIX, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows - continued
                         (Amounts in thousands)

                                               Nine Months Ended
                                              Dec. 25,      Dec. 26,
                                                1998          1997
                                                  (Unaudited)
                                              --------      --------
Cash flows from financing activities
  Repurchase and retirement of common stock  (15,858)       ( 8,813)
  Proceeds from issuance of common stock         620            702


      Net cash used in financing activities  (15,238)        (8,111)
                                            ----------     ----------

Net (decrease) increase in cash and cash        (444)         5,875
             cash equivalents

Cash and cash equivalents at                  10,264         12,766
           beginning of period              ----------     ----------


Cash and cash equivalents at end of period  $  9,820       $ 18,641

                                             ========       ========




-------------------------------------
Supplementary disclosures of cash flow information
     Taxes paid                            $     602     $      866
     Interest paid                         $      --     $       21

        See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
         Condensed Notes to Consolidated Financial Statements
                           DECEMBER 25, 1998
                              (Unaudited)


1)   Basis of Presentation

  The unaudited consolidated financial statements included herein have been prepared by Printronix, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange
  Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

  In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position and results of operations as of and for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended March 27, 1998, as filed with the Securities and Exchange Commission. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

  Certain   amounts   from  the  prior  year  consolidated   financial
  statements have been reclassified to conform to the current year presentation.


2)   Bank Borrowings and Debt Arrangements

  At December 25, 1998 and March 27, 1998, the Company ended the quarter with no outstanding debt against its unsecured lines of credit.

                   PRINTRONIX, INC. AND SUBSIDIARIES
         Condensed Notes to Consolidated Financial Statements
                           DECEMBER 25, 1998
                              (Unaudited)


3)   Earnings per Share

  The number of shares used in computing diluted earnings per share equals the total of the weighted-average number of common shares outstanding during the periods presented plus the dilutive effect of stock options. The dilutive effect of stock options represents additional shares which may be issued in connection with their exercise, reduced by the number of shares which could be repurchased with the proceeds at the average market price per share computed on a quarterly basis during the year.

  The reduction in the number of shares outstanding from 1997 to 1998 is due to the Company's authorized share repurchase program (See
  Note 4). The following table shows the calculation for basic and diluted shares outstanding:

                             Three Months Ended    Nine Months Ended
                               Dec. 25,  Dec. 26,   Dec. 25, Dec. 26,
                                 1998      1997     1998       1997
                              --------- ---------  --------- ---------
Basic weighted-average
   common shares outstanding  6,801,359 8,048,214  7,137,914 7,945,801

Effect of dilutive
   stock options                152,288   400,291    229,574   351,061
                              --------- ---------  --------- ---------
Diluted weighted-average
   common shares outstanding  6,953,647 8,448,505  7,367,488 8,296,862
                              ========= =========  ========= =========

4)  Common Stock

  As authorized by the Board of Directors, the Company repurchased and retired 264,000 shares of common stock during the quarter at prices ranging from $11.25 to $16.00 per share, at a cost of $3.3 million. Purchases of an additional 55,000 shares of common stock were made subsequent to the end of the quarter and future purchases of up to 127,600 shares of common stock may be made at the Company's discretion.

                   PART I.     FINANCIAL INFORMATION
            Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations

                   PRINTRONIX, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS

Revenues and Backlog

For the three months ended December 25, 1998, consolidated revenues reached a record high of $45.8 million, an increase of 7.8% over the same period for 1997. The growth is primarily attributable to increased sales in EMEA, Asia Pacific and by the Company's subsidiary, RJS, acquired in January 1998. Sales in the Americas were flat. Americas distribution sales increased 11.7% to $13.9 million, but OEM sales were down 12.4% to $11.2 million compared to the same quarter for 1997. The decrease in OEM sales is primarily due to sales to smaller OEM customers. EMEA sales increased 13.6% to $16.4 million over the same quarter last year. Sales in Asia Pacific, primarily China and India, increased 28.0% to $3.7 million compared to the third quarter of last year and resulted in a record quarter for that region. Sales by RJS were $0.7 million for the three months ended December 25, 1998.

For the nine months ended December 25, 1998, sales increased to $133.3 million, a 5.0% increase over the same period last year. The increase in sales is due to strong sales to the Company's largest OEM customer, primarily in EMEA, sales in the Americas distribution channel and sales by RJS. EMEA year to date sales increased to $45.6 million, a 6.5% increase compared to the same period for 1997. Although sales in Asia Pacific were relatively unchanged at $8.9 million, sales in China and India increased 73.5% and 50.7%, respectively. Sales in the Americas increased to $76.5 million compared to $75.3 million for the prior year mainly due to higher distribution sales. Sales by RJS were $2.2 million for the nine months ended December 25, 1998.

Revenue growth by product for the three months ended December 25, 1998, was the result of increased sales for the line matrix, thermal and laser printers compared to the same period for 1997. Line matrix revenue for the third quarter was $38.4 million, an increase of 5.3% over the same period for the prior year. Thermal sales for the current quarter were $1.3 million, an increase of 26.0% compared to the same period last year. Laser sales were $5.5 million for the third quarter, an increase of 8.8% over the same quarter for 1997. Sales by RJS were $0.7 million for the three months ended December 25, 1998.

For the nine months ended December 25, 1998, line matrix revenue was $111.6 million, an increase of 3.3% compared to the same period for 1997. Year to date thermal sales were $3.3 million, an increase of 14.5% over the same period for 1997. Laser sales were $16.2 million which was relatively unchanged from the same period last year. Sales by RJS were $2.2 million for the nine months ended December 25, 1998.

Sales to the largest customer, IBM, represented 30.4% of total sales for the three months ended December 25, 1998, compared to 32.8% for the same quarter last year. For the nine months ended December 25, 1998, sales to IBM were 31.3% of total sales compared to 29.4% for the same period last year.

Sales to the second largest customer for the three and nine months ended December 25, 1998, were 8.0% and 8.4% of total sales, respectively, compared to 9.8% and 9.2% for the same periods for 1997.

Order backlog at December 25, 1998, and December 26, 1997, was $12.4 million. The order backlog at the end of the second quarter of 1998 was $16.7 million, reflecting higher orders placed by the Company's largest customer to support the typically high third quarter sales.

Gross Profit

Gross profit for the quarter ended December 25, 1998, was 32.4% of sales compared to 32.5% for the same quarter last year. For the nine months ended December 25, 1998, gross profit increased to 32.4% compared to 31.4% for the corresponding period of 1997. The higher margin on a year to date basis is primarily attributable to manufacturing efficiencies.

Operating Expenses, Other Income and Taxes

For the three and nine months ended December 25, 1998, total operating expenses increased 13.8% and 13.9%, respectively, compared to the same period for 1997. Higher engineering and development and sales and marketing expenses were attributable to the Company's commitment to product development of the Company's P5000 Series line matrix, LaserLine and Thermaline industrial strength printers, as well as the acquisition of RJS, in January 1998.

For the three months ended December 25, 1998, engineering and development expenses were $4.8 million, an increase of 23.0% compared to the same quarter for 1997. As a percentage of sales, engineering and development expenses were 10.4% for the current quarter and 9.1% for the same quarter last year. Expenses for sales and marketing increased 8.3% to $4.2 million compared to the same period for 1997. General and administrative expenses remained relatively unchanged at $2.1 million for the quarter.

For the nine months ended December 25, 1998, engineering and development expenses increased to $13.4 million, an increase of 16.8% over the same period last year. Engineering and development expenses were 10.0% of sales compared to 9.0% of sales for the same period last year. Expenses for sales and marketing were $12.2 million, an increase of 8.2% over the same period for the prior year. Sales and marketing expenses were 9.1% of sales compared to 8.9% for the same period last year. General and administrative expenses increased 19.5% to $6.8 million over the prior year due to the acquisition of RJS, including goodwill amortization expense, as well as, higher depreciation and operating expenses related to the Company's new information system, increase in bad debt provision and increased administrative labor. As a percentage of sales, general and administrative expenses were 5.1% compared to 4.5% for the corresponding period last year.

Other income decreased for the three and nine months ended December 25, 1998, primarily due to foreign currency remeasurement losses in 1998 compared to gains in 1997. In addition, interest income was lower in 1998 due to lower average cash balances compared to 1997.

The income tax provision increased to $0.8 million from $0.1 million for the same quarter last year. The Company has net operating loss carryforwards and has been paying minimal income taxes. These carryforwards are expected to be fully utilized during the current fiscal year. The Company estimates that its effective income tax rate for fiscal year 1999 will be approximately 20%, up from 5% in the prior year. Once the net operating loss carryforwards are fully utilized, the Company estimates its fully taxed rate will be approximately 30%.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the quarter with cash and cash equivalents of $9.8 million compared to $18.6 million for the same quarter last year. The Company's current cash position compared to the prior year quarter results primarily from the purchase and retirement of 1,076,000 shares of Printronix common stock at an average share price of $14.74, totaling $15.9 million for the first nine months of the fiscal year, funded by current operating activity. In addition, the Company purchased land for the new corporate facilities for $8.1 million and acquired RJS for $2.9 million in the fourth quarter of fiscal 1997. Construction has begun which will consolidate into one facility the corporate headquarters, research and development and U.S. manufacturing operations, which are currently housed in five buildings in the area.

The Company believes that its internally-generated funds, together with available financing, will be adequate in providing its working capital requirements, capital expenditures, and engineering development needs through the current fiscal year.

Year 2000 Considerations

The Company's products are Year 2000 compliant. No Printronix printer or Printronix application software performs relative date calculations using internal clocks. Such clocks are not necessary for the printer to operate because the printer is only concerned with converting host data into printed images. Therefore, all Printronix products are Year 2000 compliant.

The Company has completed an assessment of the impact of the Year 2000 on its information systems and hardware. The assessment phases of the Company's information systems and hardware included the identification of the systems or processes to be reviewed, evaluation of current systems or processes, risk assessment, and development of conversion plans. The Company has partially completed an assessment of the impact on its significant business partners and expects to finish the assessment by June 1999. The assessment includes inquiries of key vendors and customers related to their own Year 2000 issues. The scope of the assessment addresses the information technology systems, such as the accounting and financial reporting systems, mainframe computers, personal computers, and the distributed network, and also addresses the non-information technology systems, such as facilities, plant equipment, lab and test equipment, distribution systems, security systems, communication systems, key services provided by third parties and key vendors and customers. The Company's objective is to be fully Year 2000 compliant by mid calendar year 1999 and to develop contingency plans in the event it fails to complete its Year
2000 projects. To date, the Company has not had to accelerate the replacement of systems due to Year 2000 issues.

The Company's business critical operating system, accounting and financial reporting systems, including manufacturing and sales, were converted to a certified Year 2000 enterprise wide software package in August 1997, with the exception of the customer service and fixed asset systems. The customer service system is expected to be converted by the mid calendar year 1999. The fixed asset system is expected to be converted by April 1999.

The Company has determined the telephone communications system is not fully Year 2000 compliant; however; the cost to upgrade to full compliance is immaterial. A detailed plan to become Year 2000 system compliant is in effect and the project is on schedule.

Based upon its assessment and the vendors' and customers' representations, the Company believes the systems of its key vendors and customers are either Year 2000 compliant or will be made so by mid calendar year 1999.

The Company believes the most significant Year 2000 compliance risk is that key customers and vendors may fail to complete their remediation efforts in a timely manner. Any significant disruption of business with key customers and vendors could have a material adverse impact on the Company's revenues, income, cash flows or financial condition.

In fiscal 1998 and 1999, the cost of Year 2000 assessment efforts and remediation projects was not material and was funded from current operations. Future expenditures are not expected to be material and will be funded from operations.

The Company has not yet developed a contingency plan in the event it fails to complete its Year 2000 projects as planned. The Company also has not yet developed a contingency plan in the event its key customers and vendors are not Year 2000 compliant. The Company expects to develop a contingency plan addressing these issues by the end of June 1999.


Forward-Looking Statements

Certain statements contained in this filing may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for these types of statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company.

These forward-looking statements are subject to certain risks and uncertainties, including those identified above, which could cause actual results to differ materially from historical results or those anticipated. Terms such as "objectives," "believes," "expects," "plans," "intends," "estimates," "anticipates," and variations of such words and similar expressions are intended to identify such forward looking statements. The most significant among these risks and uncertainties is the impact of the Year 2000.

                       PART II. OTHER INFORMATION
                   PRINTRONIX, INC. AND SUBSIDIARIES


Item 1.   Legal Proceedings

See "Item3. Legal Proceedings" reported in Part I of the Company's Report on Form 10K for the fiscal year end March 27, 1998.


Item 6.   Exhibits and Reports on Form 8-K

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


                                                PRINTRONIX, INC.


                                                  (Registrant)










 Date: February 8, 1999  By:            George L. Harwood
                                        George L. Harwood
                                        SR. Vice-President, Finance,
                                        Chief Financial Officer, and
                                        Secretary
                                        (Principal Financial Officer

                    PRINTRONIX, INC. AND SUBSIDIARIES
                    Index to Exhibits to Form 10-Q
                           DECEMBER 25, 1998

 EXHIBIT
 NUMBER       DESCRIPTION                             PAGE
 -----------------------------------                  ---------
 27           Financial Data Schedule                 Filed only with
                                                      EDGAR version