Form 10-K405
period 1999-03-26
PRINTRONIX INC
filed 1999-06-24
CIK 311505

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended   March 26, 1999
                                   ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from ___________ to ___________
        Commission File Number   0-9321
                               ---------

                                PRINTRONIX, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                95-2903992
  (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
   Incorporation or Organization)

         17500 CARTWRIGHT ROAD                           92623
   P.O. BOX 19559, IRVINE, CALIFORNIA                  (Zip Code)
(Address of Principal Executive Offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (949) 863-1900
                               ------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

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

Yes [X]  No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        On May 21, 1999, there were 6,590,665 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock (based upon the closing price of $14.00 per share in the over-the-counter market on May 21,
1999) held by non-affiliates of the Registrant was $66,834,026.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 26, 1999 are incorporated by reference into Parts I, II, and IV of this report.

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 17, 1999 are incorporated by reference into
Part III of this report.


================================================================================

                                     PART I

ITEM 1. BUSINESS

        Certain geographic information for Item 1 is contained in the Company's 1999 Annual Report to Stockholders on page 22, which information is incorporated herein by reference (and except for that page, the Company's Annual Report to Stockholders for the fiscal year ended March 26, 1999 is not deemed filed as part of this report).

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

ACQUISITION

        In January 1998, the Company, through a 91.5% majority-owned subsidiary, acquired the assets, rights to the bar code verification business, and the RJS name, from Eltron International, Inc. by a cash payment of $2.9 million in a business combination accounted for as a purchase. The subsidiary, RJS Systems International ("RJS"), is primarily engaged in barcode verification products. See Note 2 of Notes to Consolidated Financial Statements for more detail on the acquisition. During fiscal 1999, the ownership interest of RJS was reduced to 84.4%, which resulted from the issuance of additional shares of subsidiary stock.


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

        Non-impact printers print on paper by means of thermal, electrostatic, inkjet, laser, LED and other techniques that deliver high resolution printed output for letter quality and graphics applications, but print only single-part forms.

TECHNOLOGY

        Printronix products include line matrix printers, laser printers and thermal printers. This product line is unified by a common printer controller architecture called Printronix System Architecture ("PSA(TM)2"). This architecture permits all three printing technologies to be application compatible by supporting common graphics languages and computer host communication protocols.

LINE MATRIX PRINTERS

        The Printronix line matrix printers, the Printronix P5000 series, operate at 500, 1000, and 1500 lines per minute as summarized below.

        Printing is accomplished as the hammer bank shuttles a small distance back and forth, enabling the hammers to place dots anywhere along a row across the paper. Successive dot rows are produced by the paper advancing while the hammer bank reverses for printing the next dot row. Dots overlap horizontally and vertically to produce graphics as well as alphanumeric characters.


            LINE MATRIX         SPEED
            PRINTER MODEL       (LINES PER MINUTE)        HAMMERS
            -------------       ------------------        -------
            P5X05                       500                 28
            P5X10                      1000                 60
            P5X15                      1500                 102

        The dot placement of Printronix line matrix printers is very precise, permitting accurate character alignment. The combination of precise dot placement anywhere on the page and the use of overlapping dots rather than fully formed characters enables Printronix printers, under computer control, to produce graphic output. Another key feature of the line matrix technology is that hammer energy is optimized to print only dots, resulting in improved print quality on multi-part forms. These printers are available in either pedestal or floor cabinet models with local languages, a wide range of computer capabilities, and a power paper stacker for floor model units.

        A new option offered for the Printronix P5000 series of line matrix printers in fiscal 1999 was PrintNet(TM) Plus, which is a combination of hardware and software components that offer an advanced IS management solution for managing networked P5000s. The PrintNet interface card provides the connection to an Ethernet local area network while the Printronix printer manager is a Java-based software application providing advanced configuration management tools. Networked P5000 printers can be remotely managed worldwide from a PC or workstation.


LASER PRINTERS

        The Company's continuous form laser printers create images on paper electrographically like a copier machine. The image is fixed to the paper with toner in the same manner as copiers. The controllers, designed by the Company, are integrated with print engines purchased from outside suppliers. All models are available with optional power stackers.

        The LaserLine(R) printers combine print quality and speed with the distinctive advantages of continuous forms. A straight-through paper path combined with optional power stacking allows for long, unattended print runs. The L1024 printer uses the heat/pressure method for toner application, supports form widths up to 10 inches, and offers a 50,000 page per month duty cycle. The L5000 series, consisting of the L5020 and L5035, handle higher duty cycle printing (200,000 and 300,000 pages per month, respectively), and employ a flash fusing imaging system which allows printing on a wide range of paper and label stock.


                                                 SPEED (PAGES PER     DPI (DOTS PER INCH)
LASER MODEL      PAPER                           MINUTE)
-----------      -----                           ----------------     -------------------
L1024            A-Size Continuous Form          24 PPM               300
L5020            14.6 Print Width Continuous     20 PPM               300
                 Form
L5035            14.6 Print Width Continuous     35 PPM               300
                 Form and Cut Sheet

THERMAL PRINTERS

        The ThermaLine(R) printers create images on paper by heating thermal sensitive media. The image is created either by heating an ink-based ribbon which transfers its ink to the paper label material (transfer) or by heating paper label material in which the thermally sensitive ink is already impregnated (direct). This type of printer is especially useful in "on-demand" label applications. These models use print engines purchased from outside suppliers and are integrated with PSA2.

                                    DIRECT OR   SPEED                    DPI
THERMAL MODEL     PRINT WIDTH       TRANSFER    (INCHES PER SECOND)      (DOTS PER INCH)
-------------     -----------       ---------   -------------------      ---------------
T1006             6.3 Inch Label       Both       6 IPS                  203
T2204             4.1 Inch Label       Both       6 IPS                  203
T3204             4.1 Inch Label       Both      10 IPS                  203
T3306             6.4 Inch Label       Both       8 IPS                  300
T3308             8.5 Inch Label       Both       5 IPS                  300
T4204             4.1 Inch Label       Both       6 IPS                  203

PRODUCTS

        Line matrix models include the new Printronix P5000 series line printer family with speeds ranging from 500 to 1500 lines per minute. The new P5000 series models were introduced in fiscal 1996, with enhancements in fiscal 1999, and replace the Company's previous generation models in the MVP, P3000, P4000, P6000, and P9000 series. Applications for line matrix printers include reports, multi-part forms, bar codes, labels, and program listings.

        The LaserLine L5020 and L5035 continuous form laser printers operate at up to 35 pages per minute and have a unique flash fusing process which produces output of exceptional durability and quality. And, unlike other laser printers, the L5020 and L5035 can print on a wide variety of media including synthetics and plastic cards. The wide carriage, duty cycle, and durability of the output make these printers particularly well suited for high volume utility type billing and labeling applications.

        The L1024 continuous form laser printer operates at up to 24 pages per minute. Utilizing the more conventional heat/pressure fusing process, the L1024, with its modest duty cycle, is primarily used for medium volume billing and labeling applications.

        The ThermaLine family of thermal printers is dedicated to bar code/label printing applications. They range in print width from 4.1 to 8.5 inches and in speed from up to 10 inches per second. The ThermaLine T4204 was announced and began shipping in late fiscal 1999. With PrintNet Plus, on-line verification and PSA2, the T4204 sets a new standard to meet the demands of today's printing applications. ThermaLine printers address a wide range of label printing applications in the manufacturing, distribution, retail, and healthcare sectors.

        The Company's Printronix P5000 series, LaserLine, and ThermaLine printers employ PSA2 design which provides software compatibility among its printer families. All of the Company's printers support Printronix IGP(R)/PGL(R) and IGP/VGL bar code label printing languages.

MARKETING AND CUSTOMERS

        The market for the Company's products is related to the market for computer and bar code systems. Printronix printers are marketed worldwide directly through major computer system companies and a network of full-service system integrators, distributors and value added resellers ("VARs").

        The Company's 10 largest customers accounted for an aggregate of approximately 59% of net sales during the fiscal years 1999 and 1998, and 62% of net sales for fiscal year 1997. During fiscal 1999, the Company sold its products through major computer system companies and distributors/VARs, which accounted for approximately 46% and 54% of net sales, respectively.

        In fiscal 1999, the Company had two customers which individually represented a significant percentage of consolidated net sales. Sales to the largest customer, IBM, represented 30%, 28% and 29% of net sales for fiscal years 1999, 1998 and 1997, respectively. Sales to the second largest customer represented 9% of consolidated net sales for fiscal year 1999, and 10% of net sales for fiscal years 1998 and 1997. A significant decline in sales to either customer could have an adverse effect on the Company's operations.


COMPETITION

        The Company has a wide range of printers that compete in the overall market for medium and high speed computer printers. The overall market includes serial, line matrix, band, laser and thermal transfer printers. This overall market includes a large captive market which consists of computer systems manufacturers that formerly produced their own printers and in the past have not bought from independent printer manufacturers. Due to the increasing competitive nature and the level of investment now required for ongoing line matrix printer development, all of these companies are now buying from independent manufacturers. The Company competes on a direct basis with several companies of varying sizes, including some of the largest businesses in the United States and Japan, in the non-captive market. Competing products include high end serial printers, medium and high speed line printers, laser printers, thermal printers, and other non-impact technologies.

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


ORDER BACKLOG

        The Company's order backlog at March 26, 1999 was approximately $16.5 million, compared with $16.1 million at March 27, 1998 and $13.4 million at March 28, 1997. The increase over prior years represents increased orders from the Company's largest customer. The backlog represents orders for which the majority of products have a delivery date and expected ship date of three months or less.


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


ENGINEERING AND DEVELOPMENT

        The Company operates in an industry which is subject to rapid technological change, and its ability to compete successfully depends upon, among other things, its ability to react to change. Accordingly, the Company is committed to the development of new products. The Company's engineering and development expenditures incurred were approximately $18.1 million in fiscal 1999, compared to $15.6 million (excluding a one time charge of $0.9 million for in-process engineering related to the acquisition of RJS) in fiscal 1998 and $14.3 million in fiscal 1997. Engineering personnel are located in all three key regions: the Americas; Europe, Middle East, and Africa; and Asia Pacific. Substantially all expenditures were Company sponsored in fiscal 1999, and a substantial portion of engineering and development expenditures were made to develop and bring new products to market, including high speed line matrix models, a new thermal printer, Windows(R) and SAP(TM) drivers and network management capabilities.

PATENTS AND LICENSES

        The Company has been issued 41 United States patents, and related foreign patents (primarily in Canada, the United Kingdom, France, and Germany) associated with various aspects of its printers. Two of the United States patents will expire in October and November 1999, respectively. The Company believes that its patented line matrix printing technology has competitive value and intends to continue its practice of enforcing its patent rights against potential infringers where it deems appropriate. Although there can be no assurance that the Company will be successful in defending its rights to any of its patents, the Company believes that its patents are valid.

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


All brand names are trademarks or registered trademarks of their respective companies.


EMPLOYEES

        The Company had 942 employees as of March 26, 1999 including 542 in the United States, 329 in Singapore and 71 in Europe.

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


FOREIGN OPERATIONS

        The Company has manufacturing facilities in Singapore, wherein line matrix printer products and some printed circuit board assemblies are produced. Also provided out of the Singapore facility are product support and customer service for the Asia Pacific Region. In the Netherlands, the Company has a facility that provides product support, customer service, line matrix, and thermal product distribution and assembly of selected models of laser printers. International sales represented approximately 44% of the Company's total sales in fiscal years 1999, 1998 and 1997. The Company has sales offices within Germany, France, the United Kingdom, Austria and Singapore. The Company is not aware of any significant risks with respect to its foreign business other than those inherent in the competitive nature of the business and fluctuations in foreign currency exchange rates. Selected financial information regarding foreign and export sales by geographic area is set forth in Note 8 of Notes to Consolidated Financial Statements.


ITEM 2. PROPERTIES

        The Company's executive, manufacturing, engineering, administrative and marketing offices are located in a total of approximately 169,000 square feet of leased facilities in Irvine, California. During the fourth quarter of fiscal 1998, the Company purchased land in Irvine for $8.1 million to consolidate into one complex the corporate headquarters, research and development, and manufacturing, which are currently housed in five buildings in the area. Construction of the new complex began in the fall of 1998 with an expected move date during the fall of 1999.

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

        The Company opened a distribution and printer configuration facility in Memphis, Tennessee, during the fourth quarter of fiscal 1999 to provide faster delivery and support to the Eastern two-thirds of the United States. The leased facilities are approximately 20,000 square feet.

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

        There are presently no Board remediation orders outstanding against the Company. As of March 26, 1999, the Company has reserved $214,000 to cover further legal fees or any additional expenses related to environmental tests which could be requested by the Board at the site. To date, the Company has incurred only minimal expense in its initial response to the Board's request for information and for environmental testing. However, the Company could be subject to charges related to remediation of the site. These charges on a preliminary (and very general) basis, could be estimated as follows:

        Remediation involves a two-step procedure. The first step would include the installation of a soil vapor extraction system. The cost of installation could range from $50,000 to $100,000. There would also be annual operating costs of up to $50,000 for a period of several years. The second step would be the installation of a pump and water treatment system to cleanse the groundwater. The cost of installation would range from $100,000 to $200,000. The annual operating costs could be as high as $100,000 for a period which cannot now be ascertained.

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


EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company and their ages as of May 21, 1999 are as follows:


Robert A. Kleist             70    President, Chief Executive Officer and Director

Theodore A. Chapman          50    Senior Vice President, Engineering and Chief
                                   Technical Officer

C. Victor Fitzsimmons        51    Senior Vice President, Worldwide Manufacturing

Ralph Gabai                  61    Senior Vice President, Marketing

George L. Harwood            54    Senior Vice President, Finance and Information
                                   Systems (IS), Chief Financial Officer and Corporate
                                   Secretary

Richard A. Steele            54    Senior Vice President, Sales


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

        Mr. Chapman joined the Company in November 1995 as Vice President, Product Development. In April 1999, Mr. Chapman was appointed Senior Vice President, Engineering and Chief Technical Officer. From July 1970 to October 1995, Mr. Chapman held various engineering and senior management positions with IBM Corporation.

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

        Mr. Gabai joined the Company in August 1998 as Senior Vice President, Marketing. Prior to that time, Mr. Gabai had served as a director of the Company since 1988. From April to August 1998, Mr. Gabai was President of Bi-Coastal Consulting Ltd., a firm specializing in management consulting, a position he also held from March 1984 to December 1996. From December 1996 to April 1998, Mr. Gabai was President and Chief Executive Officer of MicroNet Technology, Inc., a manufacturer and marketer of Storage Systems and RAID Memory Systems. From June 1981 to March 1984, Mr. Gabai was the Chairman and Chief Executive Officer of Microperipherals Inc., which engaged in the business of manufacturing flexible disk drives. From July 1987 until December 1989, Mr. Gabai was Chairman and Chief Executive Officer of Triplex Corporation, a manufacturer of fault tolerant programmable controllers. From January to December 1990, Mr. Gabai was Chairman and Chief Executive Officer of Unistructure, Inc., a firm engaged in high density electronic packaging.

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


                                     PART II

        Information for Items 5, 6, 7 and 8 is contained in the Company's 1999 Annual Report to Stockholders on the following pages, which information is incorporated herein by reference (and except for these pages, the Company's Annual Report to Stockholders for the fiscal year ended March 26, 1999 is not deemed filed as part of this report):


                                                               ANNUAL REPORT TO
                                                                 STOCKHOLDERS
ITEM NO.                       TITLE                            PAGE REFERENCE
--------                       -----                           ----------------

Item 5.      Market for Registrant's Common Equity and          24, back cover
             Related Stockholder Matters

Item 6.      Selected Financial Data                             inside cover

Item 7.      Management's Discussion and Analysis of                 7-10
             Results of Operations and Financial
             Condition

Item 8.      Financial Statements and Supplementary                  11-24
             Data


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

        Information required under Item 10 "Directors and Executive Officers of the Registrant" (except for certain information concerning the Executive Officers provided in Part I of this report), Item 11 "Executive Compensation,"
Item 12 "Security Ownership of Certain Beneficial Owners and Management," and
Item 13 "Certain Relationships and Related Transactions" has been omitted from this report. Such information is hereby incorporated by reference from Printronix's Proxy Statement for its Annual Meeting of Stockholders to be held on August 17, 1999, which the Company intends to file with the Securities and Exchange Commission not later than July 12, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Index to Financial Statements                                *Page in
                                                                   Annual Report
                                                                   -------------

1.  Financial Statements included in Part II of this report:

    Report of Independent Public Accountants                              24

    Consolidated Balance Sheets as of March 26, 1999 and
    March 27, 1998                                                        11

    Consolidated Statements of Income for each of the three
    years in the period ended March 26, 1999                              12

    Consolidated Statements of Stockholders' Equity for each of
    the three years in the period ended March 26, 1999                    13

    Consolidated Statements of Cash Flows for each of the three
    years in the period ended March 26, 1999                              14

    Notes to Consolidated Financial Statements                           15-23


* Incorporated by reference from the indicated pages of the Company's Annual Report to Stockholders for the fiscal year ended March 26, 1999 (and except for these pages, the Company's Annual Report to Stockholders for the fiscal year ended March 26, 1999, is not deemed filed as part of this report).


2.  Schedules supporting the Consolidated Financial
    Statements:                                              Page in this report
                                                             -------------------
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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of Printronix, Inc.:


        We have audited in accordance with generally accepted auditing standards, the financial statements included in Printronix, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 22, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                            ARTHUR ANDERSEN LLP


Orange County, California
April 22, 1999

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: June 24, 1999


                                       PRINTRONIX, INC.

                                       BY  ROBERT A. KLEIST
                                           -----------------------------
                                           Robert A. Kleist, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                            TITLE                                 DATE
---------                            -----                                 ----

ROBERT A. KLEIST                     President, Chief                 June 24, 1999
---------------------------          Executive Officer and
Robert A. Kleist                     Director
                                     (Principal Executive
                                     Officer)

GEORGE L. HARWOOD                    Senior Vice President,           June 24, 1999
---------------------------          Finance & IS, Chief
George L. Harwood                    Financial Officer and
                                     Corporate Secretary
                                     (Principal Accounting
                                     and Financial Officer)

BRUCE T. COLEMAN                     Director                         June 24, 1999
---------------------------
Bruce T. Coleman

JOHN R. DOUGERY                      Director                         June 24, 1999
---------------------------
John R. Dougery

CHRIS WHITNEY HALLIWELL              Director                         June 24, 1999
---------------------------
Chris Whitney Halliwell

ERWIN A. KELEN                       Director                         June 24, 1999
---------------------------
Erwin A. Kelen

                        PRINTRONIX, INC. AND SUBSIDIARIES

                           -------------------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED MARCH 1999


                                                           Additions
                                                  ------------------------------
                              Balance at          Charged to          Charged                                    Balance
                              Beginning           Cost and            to Other                                   at End
Description                   of Period           Expenses            Accounts              Deductions           of Period
--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED
MARCH 26, 1999

   Allowance for
   doubtful accounts          $1,920,000          $  729,000        $         -            $ 347,000 A          $2,302,000
                              ==========          ==========        =============          ===========          ==========

YEAR ENDED
MARCH 27, 1998

   Allowance for
   doubtful accounts          $1,010,000          $1,089,000        $         -            $ 179,000 A          $1,920,000
                              ==========          ==========        =============          ===========          ==========

YEAR ENDED
MARCH 28, 1997

   Allowance for
   doubtful accounts          $  937,000          $  961,000        $         -            $ 888,000 A          $1,010,000
                              ==========          ==========        =============          ===========          ==========


DESCRIPTIONS OF OTHER ADDITIONS AND DEDUCTIONS:

A -- Write-off of bad debt

                                INDEX OF EXHIBITS


EXHIBIT NUMBER          DESCRIPTION
--------------          -----------

      3.1               Certificate of Incorporation of Printronix, Inc.
                        (incorporated by reference to exhibit 3.1 to the Company's Report on Form 10-K for fiscal year ended March 27, 1998).

      3.2 By-laws of Printronix, Inc. currently in effect (incorporated by reference to the Company's report on Form 10-K for fiscal year ended March 31, 1989), as amended in Exhibit 3.2a.

      3.2a              Amendment to By-laws of Printronix, Inc.

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

      4.3 Amended and Restated Rights Agreement, dated as of April 4, 1999 between Printronix, Inc. and ChaseMellon Shareholder Services, L.L.C., including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A/A filed on or about May 7, 1999).

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

      10.5 Printronix, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-K for the fiscal year ended March 25, 1994).

      10.6 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Robert A. Kleist (incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-K for the fiscal year ended March 27, 1998).

      10.6a Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Robert A. Kleist.

      10.7 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and J. Edward Belt (incorporated by reference to Exhibit 10.12 to the Company's Report on Form 10-K for the fiscal year ended March 27, 1998).

EXHIBIT NUMBER          DESCRIPTION
--------------          -----------

      10.7a Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and J. Edward Belt.

      10.8 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and George L. Harwood (incorporated by reference to Exhibit 10.13 to the Company's Report on Form 10-K for the fiscal year ended March 27, 1998).

      10.8a Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and George L. Harwood.

      10.9 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and C. Victor Fitzsimmons (incorporated by reference to Exhibit 10.14 to the Company's Report on Form 10-K for the fiscal year ended March 27, 1998).

      10.9a Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and C. Victor Fitzsimmons.

      10.10 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Richard A. Steele (incorporated by reference to Exhibit 10.15 to the Company's Report on Form 10-K for the fiscal year ended March 27, 1998).

      10.10a Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Richard A. Steele.

      10.11 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Gordon B. Barrus (incorporated by reference to Exhibit 10.16 to the Company's Report on Form 10-K for the fiscal year ended March 27, 1998).

      10.11a Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Gordon B. Barrus.

      10.12 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Theodore A. Chapman (incorporated by reference to Exhibit 10.17 to the Company's Report on Form 10-K for the fiscal year ended March 27, 1998).

      10.12a Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Theodore A. Chapman.

      10.13 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Philip Low Fook (incorporated by reference to Exhibit 10.18 to the Company's Report on Form 10-K for the fiscal year ended March 27, 1998).

      10.13a Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Philip Low Fook.

      10.14 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Bruce T. Coleman (incorporated by reference to Exhibit 10.19 to the Company's Report on Form 10-K for the fiscal year ended March 27, 1998).

      10.14a Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Bruce T. Coleman.

EXHIBIT NUMBER          DESCRIPTION
--------------          -----------

      10.15 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and John R. Dougery (incorporated by reference to Exhibit 10.20 to the Company's Report on Form 10-K for the fiscal year ended March 27, 1998).

      10.15a Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and John R. Dougery.

      10.16 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Ralph Gabai (incorporated by reference to Exhibit 10.21 to the Company's Report on Form 10-K for the fiscal year ended March 27, 1998).

      10.16a Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Ralph Gabai.

      10.16b Restricted Stock Purchase Agreement, dated August 21, 1998 between the Company and Ralph Gabai.

      10.16c Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Ralph Gabai.

      10.17 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Erwin A. Kelen (incorporated by reference to Exhibit 10.22 to the Company's Report on Form 10-K for the fiscal year ended March 27, 1998).

      10.17a Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Erwin A. Kelen.

      10.18 Restricted Stock Purchase Agreement dated August 21, 1998 between the Company and Chris Whitney Halliwell.

      10.18a Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Chris Whitney Halliwell.

      11 Computation of net income per share for the three years ended March 26, 1999.

      13 The Company's Annual Report to Stockholders for the fiscal year ended March 26, 1999, (with the exception of the information incorporated by reference into Items 5, 6, 7, and 8 of this report, the Annual Report to Stockholders is not deemed to be filed as part of this report).

      21                List of Printronix's subsidiaries.

      23 Consent of Independent Public Accountants, Arthur Andersen LLP, to the incorporation of their reports herein to Registration Statement Nos. 2-70035, 33-14288, and 33-83156.

      27 Financial Data Schedule (This schedule contains summary financial information extracted from the Company's Annual Report for the fiscal year ended March 26, 1999 and is qualified in its entirety by reference to such financial statements.)