Form 10-Q
period 1999-06-25
PRINTRONIX INC
filed 1999-08-09
CIK 311505

                           Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 25, 1999

                              OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transaction period from   to


                 Commission file number 0-9321

                       PRINTRONIX, INC.
    (Exact name of registrant as specified in its charter)

               Delaware                    95-2903992
     (State or other jurisdiction       (I.R.S. Employer
         of incorporation or          Identification No.)
            organization)

           17500 Cartwright
            P.O. Box 19559
          Irvine, California                 92623
        (Address of principal              (Zip Code)
          executive offices)

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

             YES [X]            NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock         Outstanding at July 23, 1999

   $0.01 par value                       6,478,688

                    PRINTRONIX, INC. AND SUBSIDIARIES
                            TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION


     Item 1.  Financial Statements


        Consolidated Balance Sheets at June 25,
        1999 and March 26, 1999

         Assets                                                (3)

         Liabilities and                                       (4)
         Stockholders' Equity

        Consolidated Statements of Operations for              (5)
        the Three Months Ended June 25, 1999 and
        June 26, 1998

        Consolidated Statements of Cash Flows for              (6)
        the Three Months Ended June 25, 1999 and
        June 26, 1998

        Condensed Notes to Consolidated                        (8)
        Financial Statements

     Item 2.   Management's Discussion and Analysis            (10)
               of Financial Condition and Results of
               Operations


PART II.    OTHER INFORMATION


     Item 1.   Legal Proceedings                               (15)


     Item 6.   Exhibits and Reports on Form 8-K                (15)


     Signatures                                                (16)

     Index to Exhibits                                         (17)


                     PART I.   FINANCIAL INFORMATION
                      Item 1. Financial Statements

                    PRINTRONIX, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                         (Amounts in thousands)

                                           June 25,1999      March 26,1999
                                            (Unaudited)
                                           ____________      _____________
ASSETS
Current assets:
Cash and cash equivalents                 $    9,532      $    11,911
  Accounts receivable, net of
   allowance for doubtful accounts of
   $2,372 and $2,302 as of June 25, 1999
   and March 26, 1999, respectively           24,808           23,954


Inventories:
     Raw materials,                           12,778           13,416
      subassemblies and work
      in process
     Finished goods                            1,789            2,037
                                           ___________       ___________

                                              14,567           15,453

Prepaid expenses                               1,066            1,044
                                           ___________      ___________

               Total current assets           49,973           52,362


Property and equipment, at cost:
  Machinery and equipment                     26,239           25,320
  Furniture and fixtures                      20,019           19,529
  Land                                         8,100            8,100
  Building and improvements                   16,865           11,266
  Leasehold improvements                       1,929            1,819
                                           ___________       __________
                                              73,152           66,034

  Less accumulated
   depreciation and                         (33,229)         (31,798)
   amortization                            ___________      ___________

                                              39,923           34,236

  Intangible assets, net                         847              908
  Other assets                                 1,363            1,360
                                           __________       __________

               Total assets               $   92,106      $    88,866
                                           ==========      ===========

       See accompanying notes to consolidated financial statements

                     PRINTRONIX, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - continued
                (Amounts in thousands, except share data)


                                        June 25, 1999   March 26, 1999
                                         (Unaudited)
                                        ____________    _____________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $    13,056     $    12,209
  Accrued expenses:
    Payroll and                                5,596           4,531
    employee benefits
    Warranty                                   2,016           2,001
    Other                                      1,195           1,512
    Income taxes                               1,125              97
    Environmental                                214             214
                                          ___________     ___________

                Total current                 23,202          20,564
                 liabilities

Minority interest in                             277             283
 subsidiary
Other long-term                                1,567           1,568
 liabilities

Commitments and contingencies

Stockholders' equity:
  Common stock, par value                         65              66
   $0.01- Authorized 30,000,000
   shares, issued and
   outstanding 6,491,891 and
   6,583,366 shares as of June
   25, 1999 and March 26, 1999,
   respectively
  Additional paid-in                          27,884          28,338
   capital
  Retained earnings                           39,111          38,047
                                           ___________      __________

        Total stockholders'                   67,060          66,451
        equity
                                           -----------     -----------
                Total liabilities and
                stockholders' equity     $    92,106     $    88,866
                                          ============     ===========

       See accompanying notes to consolidated financial statements

                    PRINTRONIX, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                (Amounts in thousands, except share data)


                                             Three  Months Ended
                                         June 25, 1999   June 26, 1998
                                                  (Unaudited)
                                          ___________     ___________

Net sales                                $    44,885     $    45,703
Cost of sales                                 29,964          30,939
                                           __________     ___________

       Gross profit                           14,921          14,764

Operating expenses:
  Engineering and                              4,647           4,261
   development
  Sales and marketing                          4,535           4,099
  General and                                  2,392           2,455
   administrative                          __________       _________

       Total operating expenses               11,574          10,815
                                           ----------       ---------
Income from                                    3,347           3,949
 operations

Minority interest in loss of                       6               4
 subsidiary
Other income, net                                227             201
                                           ___________      __________

Income before provision for income             3,580           4,154
 taxes

       Provision for income taxes              1,180             850
                                          ____________    _____________

Net income                               $     2,400     $     3,304
                                          ============    =============
Net income per common
 share
  Basic                                  $      0.37     $      0.44
  Diluted                                $      0.36     $      0.43
                                          ============    =============
Weighted average common
 shares
  Basic                                    6,536,853       7,448,073
  Diluted                                  6,702,957       7,740,391
                                          ============    =============

       See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                         (Amounts in thousands)

                                                Three Months Ended
                                          June 25, 1999   June 26, 1998
                                                   (Unaudited)
                                         ______________   ______________
Cash flows from operating
 activities:
       Net income                        $     2,400     $     3,304

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization                1,804           1,865
  Compensation expense related to                 --             236
   restricted stock plan
  Loss (gain) on sale of equipment                42            (80)
  Minority interest                              (6)             (4)

  Changes in assets and
   liabilities:
     Accounts receivable                       (854)           2,584
     Inventories                                 886           1,046
     Other assets                                 36             411
     Accounts payable                            847           (183)
     Payroll and employee benefits             1,065             673
     Accrued income taxes                      1,028             663
     Other liabilities                         (303)           (127)
                                             ________        ________

       Net cash provided by operating          6,945          10,388
        activities

Cash flows from investing activities:
  Purchase of property and                   (2,060)         (1,765)
   equipment
  Construction of new building               (5,534)              --
  Proceeds from disposition of                    61             252
   equipment                                __________     ___________

       Net cash used in investing            (7,533)         (1,513)
        activities

       See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows - continued
                         (Amounts in thousands)

                                                Three Months Ended
                                          June 25, 1999    June 26, 1998
                                                    (Unaudited)
                                          ______________   _____________
Cash flows from financing
 activities:
  Repurchase and retirement of common        (1,964)         (6,668)
   stock
  Proceeds from the exercise of stock            173             181
   options                                ____________     ____________

        Net cash used in financing           (1,791)         (6,487)
         activities

Net (decrease) increase in cash and           (2,379)           2,388
 cash equivalents

Cash and cash equivalents at                  11,911          10,264
 beginning of period
                                          ------------    -------------
Cash and cash equivalents at end of      $     9,532     $    12,652
 period                                   ============    =============






Supplementary disclosures of cash flow
 information
  Income taxes paid                      $       134     $       255
  Interest paid                          $         4     $        --


       See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
         Condensed Notes to Consolidated Financial Statements
                             JUNE 25, 1999
                              (Unaudited)


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

  In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position and results of operations as of and for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended March 26, 1999, as filed with the Securities and Exchange Commission. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

  Certain   amounts   from  the  prior  year  consolidated   financial
  statements have been reclassified to conform to the current year presentation.


2)  Bank Borrowings and Debt Arrangements

  The Company ended the quarter with no outstanding debt against its unsecured lines of credit.

                   PRINTRONIX, INC. AND SUBSIDIARIES
         Condensed Notes to Consolidated Financial Statements
                             JUNE 25, 1999
                              (Unaudited)


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

  The reduction in the number of shares outstanding from 1998 to 1999 is due to the Company's authorized share repurchase program (See
  Note 4). The following table shows the calculation for basic and diluted shares outstanding:

                               Three Months Ended
                            June 25,        June 26,
                              1999            1998
                           ____________   ____________
Basic weighted-average
 common shares               6,536,853      7,448,073
 outstanding

 Effect of dilutive stock      166,104        292,318
 options
                            -----------    -----------
Diluted weighted-average
 common shares               6,702,957      7,740,391
 outstanding                ===========    ===========


4)  Common Stock

  As authorized by the Board of Directors, the Company repurchased and retired 145,000 shares of common stock during the quarter at prices ranging from $11.37 to $15.12 per share, at a cost of $2.0 million. Purchases of an additional 24,100 shares of common stock were made subsequent to the end of the quarter and future purchases of up to 823,500 shares of common stock may be made at the Company's discretion.

                   PART I.   FINANCIAL INFORMATION
            Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations

                   PRINTRONIX, INC. AND SUBSIDIARIES


FORWARD-LOOKING STATEMENTS

Certain statements contained in this filing may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company.

These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. Terms such as "objectives," "believes," "expects," "plans," "intends," "estimates," "anticipates," and variations of such words and similar expressions are intended to identify such forward looking statements. Among these risks and uncertainties are the impact of the Year 2000, the market's acceptance of the Company's existing products, the Company's ability to develop new products that meet customers' needs, the timing of the release of new products, competitors' introduction of new technologies and products offering improved features and functionality, and political and economic uncertainties in emerging growth markets throughout the world.

RESULTS OF OPERATIONS

Revenues

Consolidated revenues for the first quarter ended June 25, 1999, were $44.9 million, a decrease of 1.8% compared to the same period last year. The decrease is the result of the Company's largest customer converting to direct shipment in the U.S., effective July 1999. As a result of this conversion, the customer no longer needs to maintain any U.S. inventory. Therefore, sales to it during the quarter were
lower  than  usual as it depleted its existing inventory.   Direct
shipment provides quick, just in time delivery to the end user, reduces the amount of inventory in the total supply chain, and couples the Company's orders directly to end user demand. Conversion to direct shipment means this customer will no longer need to place orders for U.S. shipments in advance for the upcoming quarter. To date, the majority of the Company's customers have converted to just in time delivery and direct shipment, so that order backlog is no longer an indicator of future sales. At the end of the first quarter, backlog was $7.7 million.

Excluding this one time event, first quarter revenue increased over the same period last year due to increased sales in Americas Distribution, EMEA and Asia Pacific, where sales where up 36.3%. In comparison to the prior quarter, revenue decreased 3.3% due to lower sales to the Americas and seasonality in Asia Pacific, slightly offset by higher sales to EMEA and by RJS.

Sales to the Americas were $24.6 million, a decrease of 9.0% compared to the year-ago quarter and a decrease 4.6% compared to the previous quarter. Sales to Americas Distribution increased over the prior year quarter; however, this increase was offset by the decrease in Americas OEM, due to the conversion of the Company's largest customer to direct shipment. EMEA sales were $16.0 million, an increase of 4.5% compared to the same period last year and 0.9% compared to the previous quarter. Sales to Asia Pacific were $3.5 million, an increase of 36.3% compared to the same quarter last year and a decrease of 15.0% compared to the previous quarter. The increase in sales compared to the prior year quarter is due to the improved economics in the region. The decrease in sales from the previous quarter is the result of seasonal buying trends in the Asia Pacific market. Sales by RJS remained relatively flat at $0.8 million.

Line matrix revenue for the first quarter was $37.0 million, a 4.0% decrease compared to the same period last year and a 3.5% decrease compared to the previous quarter. The decrease compared to the prior year and prior quarter was the result of the conversion to direct shipment by the Company's largest customer. Thermal sales for the current quarter were $1.3 million, an increase of 28.1% compared to the same period last year, and an increase of 1.7% compared to the previous quarter. Laser sales were $5.7 million for the first quarter, an increase of 8.0% over the same period last year and a decrease of 5.5% compared to the previous quarter.

Sales by channel were 44% OEM and 56% distribution, as compared to 42% and 58% last quarter. A year ago, sales were 51% OEM and 49% distributors. The growth in the distribution channel business is primarily due to adding new channel partners, and more effective sales and marketing programs.

Sales to the largest customer, IBM, represented 28.5% of the total sales for the three months ended June 25, 1999, compared to 31.5% and 27.9% for the same period last year and the previous quarter, respectively. Sales to IBM were impacted by their conversion to direct shipment. Excluding this one time event, sales to IBM were up approximately 6%. Sales to the second largest customer represented 8.4% of the total sales for the first quarter compared to 8.1% and 9.7% for the same period last year and the previous quarter, respectively.

Gross Profit

Gross profit for the quarter ended June 25, 1999, was 33.2% of sales compared to 32.3% for the same quarter last year and 33.9% for the prior quarter. The increase over the same quarter last year was attributable to manufacturing efficiencies and cost reductions achieved over the past year. The decrease compared to the prior quarter was due to the reduction in production volumes.

Operating Expenses, Other Income and Taxes

Operating expenses consist of engineering and development, sales and marketing, and general and administrative costs. For the three months ended June 25, 1999, total operating expenses were $11.6 million compared to $10.8 million for the same period a year ago.

For the current quarter, engineering and development expenses were $4.6 million, an increase of 9.1% compared to the same quarter for 1998. As a percentage of sales, engineering and development expenses were 10.4% for the current quarter and 9.3% for the same quarter last year. Higher engineering and development expenses over the prior fiscal year reflect the Company's commitment to product development of the Printronix ThermaLine, P5000 series line matrix and LaserLine industrial strength printers, as well as higher salaries required to stay competitive in hiring and retaining engineering personnel.

Sales and marketing expenses increased 10.6% to $4.5 million compared to the same period a year ago. Sales and marketing expenses were 10.1% of sales compared to 9.0% of sales for the same period last year. The increase in spending was due to global expansion of sales coverage and marketing capabilities.

General and administrative expenses decreased slightly to $2.4 million for the current quarter compared to $2.5 million for the prior year quarter. As a percentage of sales, general and administrative expenses for the current quarter were 5.3% compared to 5.4% for the same quarter in 1998.

Other income increased 12.9% for the three months ended June 25, 1999, compared to the same period a year ago, primarily due to foreign currency remeasurement gains in 1999 compared to losses in 1998.

The  income tax provision increased to $1.2 million from $0.9  million for  the  same quarter last year.  In prior fiscal years, the  Company had net operating loss carryforwards and had been paying minimal income taxes. During the fiscal year 1999, the Company fully utilized the net operating loss carryforwards it had enjoyed in prior years. The effective tax rate for fiscal year 1999 was 20%. The Company estimates that its fully taxed rate will be 33% for fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the quarter with cash and cash equivalents of $9.5 million compared to $11.9 million in the previous quarter. The Company's current cash position compared to the previous quarter reflects expenditures for the construction of the new corporate headquarters in Irvine, which totaled $5.5 million. In addition, the Company repurchased and retired 145,000 shares of Printronix common stock at an average share price of $13.57, totaling $2.0 million.

Inventories decreased due to the Company's continued improvement in its just in time manufacturing system. The Company's increased manufacturing efficiencies have reduced the time from order to shipment, which in turn, has enabled the Company to attain lower inventory levels.

The Company believes that its internally-generated funds, together with available financing, will be adequate in providing its working capital requirements, capital expenditures, and engineering development needs through the current fiscal year.


YEAR 2000

This Year 2000 Readiness Disclosure Statement is made in accordance with the "Year 2000 Information and Readiness Disclosure Act" of the United States of America.

The Company's products are inherently Year 2000 compliant. No Printronix printer or Printronix printer application software performs relative date calculations using internal clocks. Such clocks are not necessary for the printer to operate because the printer is only concerned with converting host data into printed images. Therefore, all Printronix products are Year 2000 compliant.

The Company is the majority shareholder of RJS Systems International ("RJS"), a manufacturer of bar code scanning and print quality verification devices. RJS reports that none of its products perform date calculations or contains a cloak. However, one product, Autoscan II, is shipped together with a personal computer manufactured by a third party. The computer operates under the DOS operating system. Accordingly, at the turn of the century, the date on the computer will revert to 1980. This has no effect on the operation of the Autoscan II product, other than to indicate the wrong date on the printouts of scanning results. The problem is easily corrected by entering the correct date using the DOS "Date" command.

The Company has completed an assessment of the impact of the Year 2000 on its information systems and hardware. The assessment phases of the Company's information system and hardware included the identification of the systems or processes to be reviewed, evaluation of current systems or processes, risk assessment and development of contingency plans. The scope of the assessment addressed the information technology systems, such as the accounting and financial reporting systems, mainframe computers, personal computers and the distributed network, and also addressed the non-information technology systems, such as facilities, plant equipment, lab and test equipment, distribution systems, security systems, communication systems, key services provided by third parties, and key suppliers and customers. The Company has partially completed an assessment of the impact on its significant business partners and expects to finish the assessment by fall 1999. The assessment includes inquiries of key suppliers and customers related to their own Year 2000 issues.

The Company's objective is to be fully Year 2000 compliant for all business critical systems by fall 1999 and to develop contingency plans in the event it fails to complete its Year 2000 projects. To date, the Company has not had to accelerate the replacement of systems due to Year 2000 issues.

The Company's business critical operating system, accounting and financial reporting systems, including manufacturing and sales, were converted to a certified Year 2000 compliant enterprise wide software package in August 1997, with the exception of the customer service and fixed asset systems. The fixed assets system was converted in April 1999, and the customer service system is expected to be compliant by fall 1999.

The Company is planning to move the Irvine operations from the current buildings to a new facility in October 1999. All building systems are being selected to be Year 2000 compliant. These systems include telephone, elevator, security, HVAC, utilities, lighting, fire control and parking.

Based upon its assessment and the suppliers' and customers' representations, the Company believes the systems of its key suppliers and customers are either Year 2000 compliant or will be made so by fall 1999.

The Company believes the most significant Year 2000 compliance risk is that the key customers, suppliers and third party service providers may fail to complete their remediation efforts in a timely manner particularly in areas outside the United States where less attention is given to Year 2000 compliance. Any significant disruption of business with key customers, suppliers and third party service providers could have a material adverse impact on the Company's revenues, income, cash flows or financial condition. Contingency plans addressing these issues are expected to be complete by fall 1999.

In fiscal 1999 and 1998, the cost of Year 2000 assessment efforts and remediation projects was not material and was funded from current operations. Future expenditures are not expected to be material and will continue to be funded from operations.

                      PART I.  FINANCIAL INFORMATION
                   Item 3. Quantitative and Qaulitative
                       Disclosure About Market Risk

                     PRINTRONIX, INC. AND SUBSIDIARIES

MARKET RISK

The United States dollar is the functional currency for all of the Company's foreign sudsidiaries. For these subsidaries, the assets and liabilities have been remeasured at the end of the period exchange rates, except inventories and property and equipment which have been remeasured at historical rates. The statements of operations have been remeasured at average rates of exchange for the period, except cost of sales and depreciation which have been remeasured at historical rates. The Company's Singapore operation may be impacted by foriegn currency fluctuations. The Company is not aware of any significant risks with respect to its foreign business other than those inherent in the competitive nature of the business and fluctuations in foreign currency exchange rates. The impact of foreign currency flucuations has not been material to the Company.

                      PART II. OTHER INFORMATION
                   PRINTRONIX, INC. AND SUBSIDIARIES


Item 1. Legal Proceedings

See "Item 3. Legal Proceedings" reported in Part I of the Company's Report on Form 10-K for the fiscal year end March 26, 1999.


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


                                                PRINTRONIX, INC.


                                                (Registrant)










 Date:  August 9, 1999                       By:
                                                George L. Harwood
                                                Sr. Vice-President, Finance,
                                                Chief Financial Officer, and
                                                Secretary
                                                (Principal Financial Officer
                                                and Duly Authorized Officer)

                   PRINTRONIX, INC. AND SUBSIDIARIES
                    Index to Exhibits to Form 10-Q
                             JUNE 25, 1999


       EXHIBIT
       NUMBER       DESCRIPTION            PAGE

       27           Financial Data         Filed only with EDGAR
                    Schedule               version
