Form 10-Q
period 1999-09-24
PRINTRONIX INC
filed 1999-11-08
CIK 311505

Form 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 24, 1999

                                        OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transaction period from       to


                        Commission file number 0-9321

                              PRINTRONIX, INC.
            (Exact name of registrant as specified in its charter)


                 Delaware                           95-2903992
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

               14600 Myford Road
               Irvine, California                      92606
      (Address of principal executive offices)       (Zip Code)


                                (714) 368-2300
            (Registrant's telephone number, including area code)

                              17500 Cartwright
                                P.O. Box 19559
                          Irvine, California  92623
     (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         YES  [ X ]           NO   [     ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock        Outstanding at October 22, 1999

        $0.01 par value                   6,329,626

                 PRINTRONIX, INC. AND SUBSIDIARIES
                        TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         September 24, 1999 and March 26, 1999

              Assets                                          (3)

              Liabilities and Stockholders' Equity            (4)

        Consolidated Statements of Operations for             (5)
        the Three and Six Months Ended September
        24, 1999 and September 25, 1998

        Consolidated Statements of Cash Flows for             (6)
        the Six Months Ended September 24, 1999
        and September 25, 1998

        Condensed Notes to Consolidated Financial             (8)
        Statements

     Item 2. Management's Discussion and Analysis of          (10)
             Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                              (16)

     Item 4.  Submission of Matters to a Vote of Security    (16)
              Holders

     Item 5.  Other Matters                                  (16)

     Item 6.  Exhibits and Reports on Form 8-K               (16)

     Signatures                                              (17)

     Index to Exhibits                                       (18)

                   PRINTRONIX, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets

                         (Amounts in thousands)

                                  September 24, 1999    March 26, 1999
                                      (Unaudited)
                                    ---------------    ---------------
ASSETS:
Current assets:
Cash and cash equivalents              $  9,046           $ 11,911
  Accounts receivable, net of
   allowancee for doubtful accounts
   of $2,485 and $2,302 as of
   September 24, 1999 and March
   March 26, 1999, respectively           21,020            23,954

  Inventories:
     Raw materials,
      subassemblies and work
      in process                          14,144            13,416
     Finished goods                        1,573             2,037
                                          ------            ------
                                          15,717            15,453

  Prepaid expenses                           937             1,044
                                         -------           -------
Total current assets                      46,720            52,362
                                         -------           -------
Property, plant and equipment, at
 cost:
  Machinery and equipment                  27,117           25,320
  Furniture and fixtures                   20,499           19,529
  Land                                      8,100            8,100
  Building and improvements                21,993           11,266
  Leasehold improvements                    1,943            1,819
                                          -------          -------
                                           79,652           66,034
  Less accumulated
   depreciation and amortization          (34,432)         (31,798)
                                          --------         --------
                                           45,220           34,236

Intangible assets, net                        784              908
Other assets                                1,410            1,360
                                         --------         --------
Total assets                             $ 94,134         $ 88,866
                                         ========         ========


      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS - continued

               (Amounts in thousands, except share data)

                                    September 24, 1999    March 26, 1999
                                       (Unaudited)
                                      ---------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Short-term debt                      $  3,500             $      -
  Accounts payable                       11,727                 12,209
  Accrued expenses:
   Payroll and employee benefits          5,298                  4,531
   Warranty                               2,016                  2,001
   Other                                  1,060                  1,512
   Income taxes                             428                     97
   Environmental                            214                    214
                                        -------                -------
Total current liabilities                24,243                 20,564
                                        -------                -------
Other long-term liabilities               1,674                  1,568
Minority interest in subsidiary             269                    283

Commitments and contingencies                 -                      -

Stockholders' equity:
  Common stock, par value $0.01-
   Authorized 30,000,000 shares,
   issued and outstanding 6,370,408
   and 6,583,366 shares as of
   September 24, 1999 and
   March 26, 1999, respectively                64                  66
  Additional paid-in caoital               28,809              28,338
  Retained earnings                        39,075              38,047
                                          -------             -------
Total stockholders' equity                 67,948              66,451
                                          -------             -------
Total liabilities and
 stockholders' equity                   $  94,134           $  88,866
                                          =======             =======



      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations

             (Amounts in thousands, except per share data)

                               Three  Months       Six Months Ended
                                   Ended
                           --------------------    ------------------
                           Sept. 24    Sept. 25    Sept. 24   Sept. 25
                             1999       1998         1999        1998
                          (Unaudited)            (Unaudited)
                          ---------   ---------   ---------   ---------
Net Sales                 $ 45,279    $ 41,728    $ 90,164    $ 87,431
Cost of sales               30,264      28,198      60,228      59,137
                           -------     -------     -------     -------
Gross profit                15,015      13,530      29,936      28,294

Operating
expenses:
  Engineering and
   development               4,943       4,342        9,590     8,603
  Sales and marketing        4,608       3,883        9,143     7,982
  General and
   administrative            2,334       2,201       4,726      4,656
                           -------     -------     -------    -------
Total operating expense     11,885      10,426      23,459     21,241

Income from operations       3,130       3,104       6,477      7,053

Other income, net               46         280         273        481
                           -------     -------     -------    -------
Income before minority
 interest and provision for
 income taxes                3,176       3,384       6,750      7,534

Provision for income taxes   1,051         655       2,231      1,505
Minority interest in loss
 of subsidiary                 (8)         (6)        (14)       (10)
                           -------     -------     -------    -------
Net income                $  2,133    $  2,735    $  4,533   $  6,039
                           =======     =======     =======    =======
Net income per common share:
  Basic                   $   0.33   $   0.38   $   0.70    $   0.83
  Diluted                 $   0.32   $   0.37   $   0.67    $   0.80
                           =======    =======    =======     =======
Weighted average common shares:
  Basic                      6,467      7,164      6,493       7,306
  Diluted                    6,767      7,387      6,732       7,564
                           =======    =======    =======     =======

      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows

                        (Amounts in thousands)

                                                  Six Months Ended
                                             -------------------------
                                              Sept. 24        Sept. 25
                                                 1999            1998
                                                    (Unaudited)
                                             ----------      ----------
Cash flows from operating activities:
  Net income                                   $  4,533       $ 6,039

   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                3,699         3,809
     Loss on sale of equipment                      136            86
     Minority interest                              (14)          (11)
     Changes in assets and liabilities:
       Accounts receivable                        2,935          4,659
       Inventories                                 (264)         1,285
       Other assets                                  57            -
       Accounts payable                            (482)          (670)
       Payroll and employee benefits                767            900
       Accrued income taxes                       1,745          1,003
       Other liabilities                           (438)            53
                                                -------        -------
Net cash provided by operating activities        12,674         17,153

Cash flows from investing activities:
  Purchase of property and equipment             (4,223)        (3,159)
  Construction of new building                  (10,584)          (456)
  Proceeds from disposition of equipment            111            282
                                                -------         -------
Net cash used in investing activities           (14,696)         (3,333)
                                                -------         -------

      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows - continued

                        (Amounts in thousands)

                                                 Six Months Ended
                                             ------------------------
                                             Sept. 24        Sept. 25
                                                1999            1998
                                                    (Unaudited)
                                             ---------      ---------
Cash flows from financing
activities:
  Proceeds from the issuance of debt        $  3,500        $      -
  Repurchase and retirement of common
   stock                                      (4,825)         (12,554)
  Proceeds from the exercise of stock
   options                                       482              512
                                             -------          -------
Net cash used in financing activities           (843)         (12,042)

Net (decrease) increase in cash and
 cash equivalents                             (2,865)           1,778

Cash and cash equivalents at
 beginning of period                          11,911           10,264
                                             -------          -------
Cash and cash equivalents at end of
 period                                     $  9,046         $ 12,042
                                             =======          =======

------------------------------------------
Supplementary disclosures of cash flow information
  Income taxes paid                         $    538         $     743
  Interest paid                             $     30         $      -

      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
         Condensed Notes to Consolidated Financial Statements
                          SEPTEMBER 24, 1999
                              (Unaudited)

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


2)  Bank Borrowings and Debt Arrangements

  The  Company  ended  the  quarter with borrowings  of  $3.5  million
  against  its  unsecured  lines  of credit.   The  borrowing  was  to
  finance the completion of the new corporate facility in Irvine.


3)  Earnings per Share

  The number of shares used in computing diluted earnings per share equals the total of the weighted average number of common shares outstanding during the periods presented plus the dilutive effect of stock options. The dilutive effect of stock options represents additional shares which may be issued in connection with their exercise, reduced by the number of shares which could be repurchased with the proceeds at the average market price per share computed on a quarterly and yearly basis during the year.

  The reduction in the number of shares outstanding from 1998 to 1999 is due to the Company's authorized share repurchase program (see note 4). The following table shows the calculation for basic and diluted shares outstanding:

                         Three Months Ended       Six Months Ended
                        -------------------      -------------------
                        Sept. 24   Sept. 25      Sept. 24   Sept. 25
                          1999        1998         1999        1998
                        ---------  ---------     ---------  ---------
Basic weighted-average
common shares
outstanding             6,466,701  7,164,310    6,493,076  7,306,191

Effect of dilutive
 stock options            300,472    222,404      238,721    257,646
                        ---------  ---------    ---------  ---------
Diluted weighted-average
 common shares
 outstanding             6,767,173  7,386,714   6,731,797  7,563,837
                         =========  =========   =========  =========

4)  Common Stock

  As authorized by the Board of Directors, the Company repurchased and retired 162,100 shares of common stock during the second quarter at prices ranging from $14.06 to $24.56 per share, at a cost of $2.8 million. Purchases of an additional 43,300 shares of common stock were made subsequent to the end of the quarter and future purchases of up to 642,200 shares of common stock may be made at the Company's discretion.

                   PRINTRONIX, INC. AND SUBSIDIARIES

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains "forward-looking statements" about Printronix, within the meaning of the Private Securities Reform Act of 1995. Terms such as "objectives," "believes," "expects," "plans," "intends," "estimates," "anticipates," and variations of such words and similar expressionsare intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: the impact of issues related to the Year 2000; adverse business conditions and a failure to achieve growth in the computer industry and in the economy in general; the ability of the Company to achieve growth in the Asia Pacific market; adverse political and economic events in the Company's markets; the ability of the Company to hold or increase market share with respect to line matrix printers; the ability of the Company to successfully compete against entrenched competition in the thermal printer market; the ability of the Company to attract and retain key personnel; and the ability of the Company to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change.

RESULTS OF OPERATIONS

Revenues

Consolidated revenues for the three months ended September 24, 1999, were $45.3 million, an increase of $3.6 million, or 8.5%, compared to the same period a year ago. The increase was due to strong sales in EMEA (Europe, Middle East, and Africa) and in Asia Pacific. EMEA sales increased 13.7% to $15.8 million compared to the year ago quarter.
Sales to the Asia Pacific market increased 50.0% to $4.1 million compared to the same quarter a year ago. The growth in the Asia Pacific market for the current quarter is from sales into the ASEAN countries with growth coming from almost every country, and also from China. Sales in the Americas were essentially flat from the year ago quarter at $24.4 million. Americas Distribution increased 12.1% over the prior year quarter as a result of the additional channel partners added over the last several years and the continued success of the Company's Major Accounts Development Program; however, this was offset by a decrease in sales to Americas OEMs. RJS sales increased 40.5%, to $1.0 million compared to the same period last year.

For the six months ended September 24, 1999, revenues were $90.2 million, a $2.7 million increase compared to the same period last year. Sales in EMEA and Asia Pacific increased by 8.9% and 43.3%, respectively, compared to the same period a year ago. This increase was offset by a $2.4 million decrease in the Americas. This decrease was caused by a one time event of the Company's largest customer converting to direct shipment in the U.S., effective July 1999. As a result of this conversion, the customer no longer needs to maintain any U.S. inventory, therefore, sales to it during the first quarter were lower than usual as it depleted its existing inventory. Direct shipment provides quick, just in time delivery to the end user, reduces the amount of inventory in the total supply chain, and couples the Company's orders directly to end user demand. Conversion to direct shipment means this customer will no longer need to place orders for U.S. shipments in advance.

For the current quarter, sales by channel were 44% OEM and 56% distribution compared to 47% OEM and 53% distribution for the same quarter last year. Sales to OEM customers and distributors increased 1.8% and 13.7%, respectively, compared to the same quarter a year ago.

For the six months ended September 24, 1999, sales by channel were 44% OEM and 56% distribution compared to 49% OEM and 51% distribution for the same period last year. Sales to OEM customers decreased 8.1% over the same period last year, while sales to distributors increased 14.0%. The decrease in sales to OEM customers is the result of the one time event of the Company's largest customer converting to direct shipment in the U.S. The growth in distribution for both the three and six months ended September 24, 1999 was primarily due to adding new channel partners, the success of the Major Accounts program and more effective sales and marketing programs.

Line matrix sales for the second quarter were $37.5 million, an 8.1% increase compared to the year ago quarter. Thermal sales were $1.2 million, an increase of 28.1% compared to the same quarter last year. Laser sales were $5.6 million, an increase of 3.7% over the same period last year.

Line matrix sales for the six months ended September 24, 1999, were $74.5 million, a 1.7% increase compared to the same period a year ago. The increase was minimal due to the negative effect of the Company's largest customer converting to direct shipment. Thermal sales were $2.6 million, an 28.1% increase compared to the same period last year. Laser sales were $11.3 million, a 5.9% increase compared to the same period a year ago.

For the second quarter, sales to the largest customer, IBM, represented 30.6% of the total sales, compared to 30.4% in the year ago quarter. Sales to IBM grew 8.9% over the year ago quarter. Sales to the second largest customer represented 7.7% of total sales for the current quarter, compared to 9.1% in the year ago quarter. Sales to other OEMs were lower than the prior year, primarily due to two large contracts in the year ago quarter.

For the six months ended September 24, 1999, sales to IBM represented 29.5% of total sales, compared to 31.0% of total sales for the same period last year. Sales to the second largest customer represented 8.0% of total sales for the period as compared to 8.6% in the year ago period.


Gross Profit

The current quarter's gross profit was 33.2%, up from 32.4% a year ago. The gross profit for the six months ended September 24, 1999 was 33.2%, up from 32.4% last year. The improved performance over the prior year was due to higher volumes, manufacturing efficiencies and cost reductions.

Operating Expenses, Other Income and Taxes

Operating expenses consist of engineering and development, sales and marketing, and general and administrative costs. For the three and six months ended September 24, 1999, total operating expenses increased 14.0% and 10.4%, respectively, compared to the same periods last year. Additional engineering and development spending reflects continued work on the ThermaLine 5000 (T5000) product family introduced at the Scan Tech trade show in October. Increased spending was also due to higher salaries required to stay competitive in hiring and retaining engineering personnel. The higher sales and marketing expenses over last year are primarily due to the implementation of new sales and marketing programs and the increased number of regional sales offices.

For the three months ended September 24, 1999, engineering and development expenses were $4.9 million, compared to $4.3 million for the same period last year. As a percentage of sales, engineering and development were 10.9% for the current quarter and 10.4% for the same quarter last year. Expenses for sales and marketing were $4.6 million compared to $3.9 million for the same quarter last year. As a percentage of sales, sales and marketing expenses were 10.2% for the current quarter and 9.3% for the same quarter last year. General and administrative expenses were $2.3 million, compared to $2.2 million for the same period a year ago. As a percentage of sales, general and administrative expenses were 5.2% for the current quarter compared to 5.3% for the year ago quarter.

For the six months ended September 24, 1999, engineering and development expenses were $9.6 million, compared to $8.6 million for the same period last year. As a percentage of sales, engineering and development expenses were 10.6% for the current period and 9.8% for the same period last year. Expenses for sales and marketing increased to $9.1 million compared to $8.0 million for same period last year. As a percentage of sales, sales and marketing expenses were 10.1% for the current period and 9.1% for the same period last year. General and administrative expenses remained at $4.7 million for the first six months of fiscal 1999 and 2000. As a percentage of sales, general and administrative expenses were 5.2% for the current period compared to 5.3% in the same period a year ago.

For the three and six months ended September 24, 1999, other income decreased by $0.2 million from the same periods a year ago due to lower interest income and higher interest expense in the current quarter, and higher exchange gains in prior periods.

For the three and six months ended September 24, 1999, the income tax provision increased 60.5% and 48.2% respectively from the same periods last year. In the prior fiscal year, the Company had net operating loss carryforwards and had been paying minimal income taxes. During the fiscal year 1999, the Company fully utilized the net operating loss carryforwards it had enjoyed in prior years. The effective tax rate for fiscal year 1999 was 20%. The Company estimates that its effective tax rate will be 33% for fiscal year 2000.


LIQUIDITY AND CAPITAL RESOUCES

The Company ended the second quarter with cash and cash equivalents of $5.5 million, net of debt, down $6.4 million from the beginning of the fiscal year. The current cash position includes the purchase and retirement of 162,100 shares of Printronix common stock at an average share price of $17.53, totaling $2.8 million for the quarter. Capital expenditures for the current quarter were $7.2 million, of which $5.1 million was for the completion of new manufacturing and corporate headquarters in Irvine.

Inventories were $15.7 million, an increase of $0.3 million from the beginning of the fiscal year. Inventories increased due to a large sales order placed by one of RJS's customers, production of sub-assemblies in preparation for the move into the new Irvine facility and manufacturing of the new T5000 thermal printers.

The Company believes that its internally-generated funds, together with available financing, will be adequate in providing its working capital requirements, capital expenditures, and engineering development needs through the current fiscal year.

YEAR 2000 CONSIDERATION

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

The Company is the majority shareholder of RJS Systems International ("RJS"), a manufacturer of bar code scanning and print quality verification devices. RJS reports that none of its products perform date calculations or contain a clock. However, one product, Autoscan II, is shipped together with a personal computer manufactured by a third party. The computer operates under the DOS operating system. Accordingly, at the turn of the century, the date on the computer will revert to 1980. This has no effect on the operation of the Autoscan II product, other that to indicate the wrong date on printouts of scanning results. The problem is easily corrected by entering the correct date using the DOS "Date" command.

The Company has completed an assessment of the impact of the Year 2000 on its information systems and hardware. The assessment phases of the Company's information system and hardware included the identification of the systems or processes to be reviewed, evaluation of current systems or processes, risk assessment and development of contingency plans. The scope of the assessment addressed the information technology systems, such as the accounting and financial reporting systems, mainframe computers, personal computers and the distributed network, and also addressed the non-information technology systems, such as facilities, plant equipment, lab and test equipment, distribution systems, security systems, communication systems, key services provided by third parties, and key business partners. The assessment of key business partners included inquiries of key suppliers and customers related to their own Year 2000 issues.

The Company's business critical operating systems including accounting, financial reporting, manufacturing and sales, were converted to a Year 2000 compliant enterprise wide system, SAP R/3, in August 1997. The only exception is the customer service repair system. The customer service repair system is scheduled to be compliant by November 30, 1999.

The Company moved to a new corporate facility in October 1999. All building systems are Year 2000 compliant. These systems include telephone, elevator, security, HVAC, utilities, lighting, fire control and parking.

The Company believes the most significant Year 2000 compliance risk is that key customers, suppliers and third party service providers may fail to complete their remediation efforts in a timely manner particularly in areas outside the United States where less attention is given to Year 2000 compliance. If any significant disruption of business occurs with key customers, suppliers and third party service providers there could be a material adverse impact on the Company's revenues, income, cash flows or financial condition.

Based upon the Company's assessment and the suppliers' and customers' representations, the Company believes the systems of its key suppliers and customers either are Year 2000 compliant or will be by the end of the year. However, contingency plans for increasing inventory have been discussed with key business partners. The Company has also evaluated internal operations to identify any issues that might arise as a result of Year 2000 issues. Contingency planning addressing any Year 2000 issues will continue to be reviewed and refined through the end of the year. The Company has recently implemented and tested a company wide disaster recovery plan which will be used in the event of an emergency, such as interruption of utility services.

In fiscal 1999 and 1998, the cost of Year 2000 assessment efforts and remediation projects was not material and was funded from current operations. Future expenditures are not expected to be material and will continue to be funded from operations.

                   PRINTRONIX, INC. AND SUBSIDIARIES

                    PART II.      OTHER INFORMATION

Item 1.     Legal Proceedings

See "Item 3. Legal Proceedings" reported in Part I of the Company's Report on Form 10-K for the fiscal year ended March 26, 1999.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on August 17, 1999, at which five persons, constituting the entire board of directors, were elected to serve until the next annual meeting of stockholders. The names of the persons elected as directors are as follows:

                             Shares For    Shares Withheld
     Robert A. Kleist         6,046,719        25,355
     Bruce T. Coleman         6,046,939        25,135
     John R. Dougery          6,047,149        24,925
     Chris W. Halliwell       6,046,992        25,082
     Erwin A. Kelen           6,046,712        25,362

At the annual meeting, the stockholders also voted upon and approved the following matter:

1. To approve an amendment to the 1994 Stock Incentive Plan to increase by 300,000 the number of shares available for awards.

       For            Against        Abstain      Broker Non-Vote
    5,201,125         823,971        46,978             0

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


                                                PRINTRONIX, INC.


                                                        (Registrant)










 Date:   November 5, 1999                By:  George L. Harwood
                                              -----------------
                                              George L. Harwood
                                              Sr. Vice-President,
                                              Finance,
                                              Chief Financial
                                              Officer, and Secretary
                                              (Principal Financial
                                              Officer and Duly Authorized
                                              Officer)

                   PRINTRONIX, INC. AND SUBSIDIARIES

                    Index to Exhibits to Form 10-Q


                          SEPTEMBER 24, 1999


EXHIBIT
NUMBER           DESCRIPTION                           PAGE

27               Financial Data Schedule               Filed only with
                                                       EDGAR version