Form 10-Q
period 1999-12-24
PRINTRONIX INC
filed 2000-02-01
CIK 311505

5

                              Form 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended December 24, 1999

                                 OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transaction period from                  to

                    Commission file number 0-9321

                          PRINTRONIX, INC.
       (Exact name of registrant as specified in its charter)


             Delaware                             95-2903992
  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)            Identification No.)

         14600 Myford Road
        Irvine, California                         92606
  (Address of principal executive               (Zip Code)
             offices)


                           (714) 368-2300
        (Registrant's telephone number, including area code)

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

            YES [ X ]                          NO    [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class of Common Stock         Outstanding at January 21 , 2000
         $0.01 par value                        6,178,531

                  PRINTRONIX, INC. AND SUBSIDIARIES
                          TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

               Consolidated Balance Sheets at
               December 24, 1999 and March 26, 1999

                  Assets                                            (3)

                  Liabilities and Stockholders' Equity              (4)

               Consolidated Statements of Operations
               for the Three and Nine Months Ended
               December 24, 1999 and December 25, 1998              (5)

               Consolidated Statements of Cash Flows
               for the Nine Months Ended December 24, 1999
               and December 25, 1998                                (6)

               Condensed Notes to Consolidated
               Financial Statements                                 (8)

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 (10)


PART II. OTHER INFORMATION
       Item 1. Legal Proceedings                                   (16)

       Item 6. Exhibits and Reprots on Form 8-K                    (16)

       Signatures                                                  (17)

       Index to Exhibits                                           (18)

                    PART I.     FINANCIAL INFORMATION
                    Item 1.     Financial Statements

                    PRINTRONIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                          (Amounts in thousands)

                                 December 24, 1999    March 26, 1999
                                     (Unaudited)
                                  -----------------   ---------------
ASSETS:
Current assets:
     Cash and cash equivalents        $  11,516          $  11,911
     Accounts receivable, net of
      allowance for doubtful
      accounts of $2,604 and
      $2,302 as of December 24,
      1999, and March 26, 1999,
      respectively                       24,184             23,954

  Inventories:
     Raw materials, subassemblies
      and work in progress               15,213             13,416
     Finished goods                       1,483              2,037
                                        -------            -------
                                         16,696             15,453

  Prepaid expenses                        1,163              1,044
                                        -------            -------
Total current assets                     53,559             52,362
                                        -------            -------

Property, plant and equipment, at cost:
  Machinery and equipment                28,431             25,320
  Furniture and fixtures                 24,620             19,529
  Land                                    8,100              8,100
  Buildings and improvements             22,515             11,266
  Leasehold improvements                    766              1,819
                                        -------            -------
                                         84,432             66,034
  Less accumulated depreciation
   and amortization                     (33,908)           (31,798)
                                        -------            -------
                                         50,524             34,236

Intangible assets, net                      724                908
Other assets                              1,456              1,360
                                        -------            -------
Total assets                          $ 106,263          $  88,866
                                        =======            =======


       See accompanying notes to consolidated financial statements

                    PRINTRONIX, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - continued

          (Amounts in thousands, except share and per share data)

                                  December 24, 1999  March 26, 1999
                                      (Unaudited)
                                  -----------------  ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Short-term debt                      $  10,700        $       -
  Accounts payable                        14,456           12,209
  Accrued expenses:
     Payroll and employee benfits          6,147            4,531
     Warranty                              2,016            2,001
     Other                                 1,138            1,512
     Income taxes                            985               97
     Environmental                           214              214
                                         -------          -------
Total current laibilities                 35,656           20,564
                                         -------          -------
Other long-term liabilities                1,674            1,568
Minority interest in subsidiary              300              283

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $0.01
   Authorized 30,000,000 shares,
   issued and outstanding
   6,200,415 and 6,583,366
   shares as of December 24,
   1999 and March 26, 1999,
   respectively                               62               66
  Additional paid-in capital              28,963           28,338
  Retained earnings                       39,608           38,047
                                         -------          -------
Total stockholders' equity                68,633           66,451
                                         -------          -------

Total liabilities and stockholders'
 equity                                $ 106,263        $  88,866
                                        ========         ========



       See accompanying notes to consolidated financial statements

                      PRINTRONIX, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS

                  (Amounts in thousands, except per share data)

                           Three Months Ended     Nine Months Ended
                           ------------------     -----------------
                           Dec. 24,   Dec. 25,    Dec. 24,  Dec. 25,
                             1999       1998        1999       1998
                               (Unaudited)            (Unaudited)
                            -------    -------    -------    -------
Net sales                  $ 51,692   $ 45,840  $ 141,856   $133,271
Cost of sales                34,628     30,987     94,856     90,124
                            -------    -------    -------    -------
Gross profit                 17,064     14,853     47,000    43,147

Operating expenses:
  Engineering and
   development                4,682      4,779     14,272     13,382
  Sales and marketing         5,070      4,210     14,213     12,192
  General and
   administrative             2,177      2,140      6,903      6,796
                            -------    -------    -------    -------

Total operating expense      11,929     11,129     35,388     32,370
                            -------    -------    -------    -------

Income from operations        5,135      3,724     11,612     10,777

Other income, net                 9         54        282        535
                            -------     -------   -------    -------

Income before provision
 for income taxes and
 minority interest            5,144      3,778     11,894     11,312

Provision for income taxes    1,691        755      3,922      2,260
Minority interest in income
 (loss) in subsidiary            31        (10)        17        (20)
                            -------    -------    -------    -------

Net income                  $ 3,422    $ 3,033    $ 7,955    $ 9,072
                            =======    =======    =======    =======

Net income per common share:
  Basic                     $  0.54    $  0.45    $  1.24    $  1.27
  Diluted                   $  0.51    $  0.44    $  1.18    $  1.23
                            =======    =======    =======    =======

Weighted-average common shares:
  Basic                       6,303      6,801      6,430      7,138
  Diluted                     6,733      6,954      6,746      7,367
                            =======    =======    =======    =======


       See accompanying notes to consolidated financial statements

                    PRINTRONIX, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Amounts in thousands)

                                             Nine Months Ended
                                          ----------------------
                                           Dec. 24,      Dec. 25,
                                             1999          1998
                                                (Unaudited)
                                           -------        -------
Cash flows from operating activities:
   Net income                              $  7,955       $  9,072

   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Depreciation and amortization          5,894          5,706
       Loss on sale of equipment                136            171
       Minority interest in income (loss)
        of subsidiary                            17            (20)
       Changes in assets and liabilities:
          Accounts receivable                  (230)         1,243
          Inventories                        (1,243)         2,605
          Other assets                          (76)           140
          Accounts payable                    2,247           (564)
          Payroll and employee benefits       1,616          1,270
          Accrued income taxes                2,838          1,245
          Other liabilities                    (359)            45
                                            -------        -------
Net cash provided by operating activities    18,795         20,913
                                            -------        -------

Cash flows from investing activities:
  Purchase of property and equipment         (6,675)        (4,678)
  Construction of new corporate facility    (15,631)        (1,776)
  Proceeds from disposition of equipment        172            335
                                            -------        -------

Net cash used in investing activities       (22,134)        (6,119)
                                            -------        -------








       See accompanying notes to consolidated financial statements

                    PRINTRONIX, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

                         (Amounts in thousands)

                                              Nine Months Ended
                                           ------------------------
                                            Dec. 24,       Dec. 25,
                                              1999           1998
                                                 (Unaudited)
                                            -------         -------
Cash flows from financing activities:
  Proceeds from the issuance of short-
   term debt                                  16,700              -
  Payments made on short-term debt            (6,000)             -
  Repurchase and retirement of common stock   (8,586)        (15,858)
  Proceeds from the exercise of stock
   options                                       830             620
                                             -------         -------
Net cash provided by (used in)
 financing activities                          2,944         (15,238)
                                             -------         -------

Net decrease in cash and cash equivalents       (395)           (444)


Cash and cash equivalents at
 beginning of period                          11,911          10,264
                                             -------         -------

Cash and cash equivalents at end
 of period                                  $ 11,516       $  9,820
                                             =======        =======




------------------------------------------
Supplementary disclosures of cash flow information:

  Income taxes paid                         $    934       $    602
  Interest paid                             $    105       $      -















       See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 24, 1999
                              (Unaudited)


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


2)   Bank Borrowings and Debt Arrangements

  The  Company  ended  the quarter with borrowings  of  $10.7  million against its unsecured lines of credit. The borrowing was to finance the completion of the new corporate facility in Irvine, and to repurchase common stock.

                   PRINTRONIX, INC. AND SUBSIDIARIES
          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 24, 1999
                              (Unaudited)


3)   Earnings per Share

  The number of shares used in computing diluted earnings per share equals the total of the weighted-average number of common shares outstanding during the periods presented plus the dilutive effect of stock options. The dilutive effect of stock options represents additional shares which may be issued in connection with their exercise, reduced by the number of shares which could be repurchased with the proceeds at the average market price per share computed on a quarterly and year to date basis during the year.

  The reduction in the number of shares outstanding from 1998 to 1999 is due to the Company's authorized share repurchase program (see note 4). The following table shows the calculation for basic and diluted shares outstanding:


                            Three Months Ended      Nine Months Ended
                            --------------------   --------------------
                             Dec. 24,  Dec. 25,     Dec. 24,   Dec. 25,
                              1999       1998         1999       1998
                           ----------  ---------   ----------  ---------
Basic weighted-average
 common shares outstanding  6,302,548  6,801,359    6,429,566  7,137,914


 Effect of dilutive
  stock options               430,638    152,288      316,151    229,574
                            ---------  ---------    ---------  ---------
Dilutied weighted-average
 common shares outstanding  6,733,186  6,953,647    6,745,717  7,367,488
                            =========  =========    =========  =========



4)  Common Stock

  As authorized by the Board of Directors, the Company repurchased and retired 188,806 shares of common stock during the quarter at prices ranging from $17.31 to $22.56 per share, at a cost of $3.8 million. Purchases of an additional 54,500 shares of common stock were made subsequent to the end of the quarter and future purchases of up to 442,194 shares of common stock may be made at the Company's discretion.

                   PART I.     FINANCIAL INFORMATION
            Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations

                   PRINTRONIX, INC. AND SUBSIDIARIES


FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains "forward-looking statements" about Printronix, within the meaning of the Private Securities Reform Act of 1995. Terms such as "objectives," "believes," "expects," "plans," "intends," "estimates," "anticipates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: the impact of issues related to the Year 2000; adverse business conditions and a failure to achieve growth in the computer industry and in the economy in general; the ability of the Company to achieve growth in the Asia Pacific market; adverse political and economic events in the Company's markets; the ability of the Company to hold or increase market share with respect to line matrix printers; the ability of the Company to successfully compete against entrenched competition in the thermal printer market; the ability of the Company to attract and retain key personnel; and the ability of the Company to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change.


RESULTS OF OPERATIONS


Revenues

For the three months ended December 24, 1999, consolidated revenue reached a record high of $51.7 million, an increase of 12.8% over the same period last year. The growth was primarily attributed to record sales in Asia Pacific and the Americas. Asia Pacific sales for the quarter increased 60.9% to $5.9 million, as a result of increased sales in most of the ASEAN countries and India. Americas OEM sales increased 20.0% to $14.6 million, due to IBM North America shipments and strong sales by other OEM customers. Americas Distribution sales increased 6.9% to $13.8 million compared to the year ago quarter. This growth reflected the continuing success of the Company's Major Accounts Development program. EMEA (Europe, Middle East and Africa) sales decreased 5.0% to $15.6 million compared to the year ago quarter. This decrease reflected a soft market across nearly all European customers and channels, particularly in Germany. In addition, customers in EMEA indicated in various discussions that Year 2000 preparation activities were causing a decrease in sales. The largest percentage increase in sales was reported by RJS, where sales increased 165.0% to $1.8 million. This increase was primarily due to an order from an U.S. government agency for bar code verification systems.

For the nine months ended December 24, 1999, sales increased to $141.9 million, a 6.4% increase over the same period last year. Sales in Asia Pacific, Americas Distribution and EMEA increased 50.6%, 9.1% and 3.9% respectively. These increases were offset by a 5.6% decrease in revenue in Americas OEM. This decrease was primarily due to the Company's largest customer switching to direct shipment in the U.S., effective July 1999. As a result of this conversion, the customer no longer needed to maintain U.S. inventory; therefore, sales to them were lower as they depleted their existing inventory. RJS sales increased to $3.6 million, a 63.1% increase over the same period last year.

For the three months ended December 24, 1999, sales by channel were 45.1% OEM and 54.9% distribution compared to 43.7% OEM and 56.3% distribution for the same quarter last year. Sales to OEM customers and Distributors increased 16.5% to $23.3 million and 9.9% to $28.4 million, respectively, compared to the same quarter last year. The growth in the distribution channel business was primarily due to the Company's Major Accounts Development program and aggressive sales and marketing programs.

For the nine months ended December 24, 1999, sales by channel were 45.3% OEM and 54.7% distribution compared to 47.4% OEM and 52.6% distribution for the same period last year. OEM year to date sales increased to $64.3 million, a 1.7% increase over the same period last year and distribution sales increased to $77.6 million, a 10.7% increase over the same period last year.

Sales were up across all product lines for the three months ended December 24, 1999, compared to same period last year. Laser sales were $6.5 million for the quarter, an increase of 20.2% over the same quarter last year, due to both higher unit sales and higher sales of consumables. Line matrix sales for the quarter were $42.0 million, an increase of 9.1% over the same period in the prior year. Thermal sales for the quarter were $1.3 million, an increase of 12.5% compared to the same period last year, due to increased sales of established thermal products. There were minimal sales of the new T5000 thermal products as activity was devoted to T5000 market introduction.

For the nine months ended December 24, 1999, laser sales were $17.8 million, an increase of 10.7% over the same period last year. Line matrix sales were $116.6 million, an increase of 4.3% compared to the same period last year. Thermal sales were $3.9 million, an increase of 22.3% over the same period a year ago.

Sales to the largest customer, IBM, represented 29.8% of total sales for the three months ended December 24, 1999, compared to 29.5% for the same quarter last year. For the third quarter, sales to IBM grew 13.8% over the prior year quarter. Sales to the second largest customer represented 7.8% of total sales for the three months ended December 24, 1999, compared to 8.0% for the same quarter last year.

Sales to IBM for the nine months ended December 24, 1999, represented 29.6% of total sales, compared to 30.5% in the same period last year. Sales to the second largest customer represented 7.9%, compared to 8.4% for the same period last year.


Gross Profit

Gross profit for the quarter ended December 24, 1999, was 33.0% of sales, up from 32.4% for the same quarter last year. For the nine months ended December 24, 1999, gross profit increased to 33.1% compared to 32.4% for the corresponding period last year. The improved performance over the prior year was due to higher volumes and continued cost reductions.

Operating Expenses, Other Income and Taxes

Engineering and development expenses for the three months ended December 24, 1999, were relatively flat at $4.7 million compared to the same period last year. As a percentage of sales, engineering and development expenses were 9.1% for the current quarter and 10.4% for the same quarter last year. For the nine months ended December 24, 1999, engineering and development expenses increased to $14.3 million, an increase of 6.7% over the same period last year.

Sales and marketing expenses for the three months ended December 24, 1999, increased 20.4% to $5.1 million compared to the same period last year. The increase was due to developing the marketing organization at Printronix, implementing new sales and marketing programs, increasing the number of regional sales offices, and higher travel costs as a result of the Company's Major Accounts Development program. As a percentage of sales, sales and marketing expenses were 9.8% for the current quarter and 9.2% for the same quarter last year. For the nine months ended December 24, 1999, sales and marketing expenses were $14.2 million, an increase of 16.6% over the same period for the prior year.

General and administrative expenses for the three months ended December 24, 1999, remained relatively flat at $2.2 million compared to the same period last year. As a percentage of sales, administrative expenses were 4.2% for the current quarter and 4.7% in the same quarter last year. For the nine months ended December 24, 1999, general and administrative expenses remained relatively flat at $6.9 million.

Other income decreased for the three and nine months ended December 24, 1999, compared to the same period last year. The decrease was due to higher interest expenses, lower interest income and lower foreign currency exchange gains.

For the three and nine months ended December 24, 1999, the income tax provision increased 124.0% and 73.5%, respectively, over the same periods last year. In the prior fiscal year, the Company had net operating loss carryforwards and had been paying minimal income taxes. During fiscal 1999, the Company fully utilized the net operating loss carryforwards it had enjoyed in prior years. The effective tax rate for fiscal 1999 was 20%. The Company estimates that its fully taxed rate will be 33% for fiscal year 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the quarter with cash and cash equivalents of $0.8 million, net of debt, down $11.1 million from the beginning of the fiscal year. The current cash position reflects expenditures during the quarter for the purchase and retirement of 188,806 shares of Printronix common stock at an average share price of $19.92, totaling $3.8 million. Capital expenditures for the quarter were $7.5 million, of which $5.2 million was related to the construction of the new corporate facility in Irvine. The new facility was completed and fully occupied by October 1999, with no interruption to business.

Inventories were $16.7 million, an increase of $1.2 million from the beginning of the fiscal year. Inventories increased due to a large sales order placed with RJS by a U.S. government agency, higher production volume at our Memphis manufacturing facility, and the Company's Year 2000 preparation to avoid any possible interruptions in the supply channel.

The Company believes that its internally-generated funds, together with available financing, will be adequate in providing its working capital requirements, capital expenditures, and engineering develop-ment needs through the current fiscal year.


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

The Company is the majority shareholder of RJS Systems International ("RJS"), a manufacturer of bar code scanning and print quality verification devices. RJS reports that none of its products perform date calculations or contain a clock. However, one product, Autoscan II, is shipped together with a personal computer manufactured by a third party. The computer operates under the DOS operating system. Accordingly, at the turn of the century, the date on the computer reverted to 1980. This had no effect on the operation of the
Autoscan II product, other than to indicate the wrong date on printouts of scanning results. The problem was easily corrected by entering the correct date using the DOS "Date" command.

The Company completed an assessment of the impact of the Year 2000 on its information systems and hardware. The assessment phases of the Company's information system and hardware included the identification of the systems or processes to be reviewed, evaluation of current systems or processes, risk assessment and development of contingency plans. The scope of the assessment addressed the information technology systems, such as the accounting and financial reporting systems, mainframe computers, personal computers and the distributed network, and also addressed the other technology systems, such as facilities, plant equipment, lab and test equipment, distribution systems, security systems, communication systems, key services provided by third parties, and key business partners. The assessment of key business partners included inquiries of key suppliers and customers related to their own Year 2000 issues.

The Company also evaluated internal operations to identify any issues that might arise as a result of the Year 2000. Contingency planning addressing any Year 2000 issues was reviewed and refined through the end of the year. Emergency response teams were in place throughout the New Year's first weekend, but no problems were detected. No issues have occurred since January 1, 2000.

The Company's business critical operating systems including account-ing, financial reporting, manufacturing and sales, were converted to a Year 2000 compliant enterprise wide system, SAP R/3, in August 1997. The only exception was the customer service repair system. The customer service repair system was converted to the compliant SAP R/3 base by November 30, 1999, as planned. None of the SAP systems have encountered any Year 2000 issues to date.

The Company moved to a new corporate facility in October 1999. All building systems are Year 2000 compliant. These systems include telephone, elevator, security, HVAC, utilities, lighting, fire control and parking. There have been no Year 2000 related problems associated with these systems.

The Company has been reporting a belief that the most significant Year 2000 compliance risk is that key customers, suppliers and third party service providers may fail to complete their remediation efforts in a timely manner, particularly in areas outside the United States where less attention may have been given to Year 2000 compliance. If any significant disruption of business occurs with key customers, suppliers and third party service providers there could be a material adverse impact on the Company's revenues, income, cash flows or financial condition. To date, there have been no Year 2000 problems encountered in these areas of the business.

Based upon the Company's assessment and suppliers' and customers' representations, the Company believes the systems of its key suppliers and customers are Year 2000 compliant. However, contingency plans for increasing inventory had been discussed with key business partners and the effect of those contingencies should help protect us from potential lingering supply chain issues for the next two months.

Customers in the EMEA region indicated in various discussions that Year 2000 preparation activities were causing a decrease in sales. Actual sales to EMEA for the quarter just ended were indeed down 5% compared to the quarter ending one year ago. However, the total company effect was minimal, as overall sales for the corporation were substantially up compared to the quarter ended one year ago.

All key suppliers and customers were queried during the first few days of the calendar year 2000. Not one issue was reported.

In fiscal 1999 and 1998, the cost of Year 2000 assessment efforts and remediation projects was not material and was funded from current operations. Fiscal 2000 expenditures are not expected to be material and will continue to be funded from operations, as needed.

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


                                                PRINTRONIX, INC.


                                                        (Registrant)










Date:  January 31, 2000        By: George L. Harwood
                                   --------------
                                   George L. Harwood
                                   Sr. Vice-President, Finance,
                                   Chief Financial Officer, and Secretary
                                   (Principal Financial Officer
                                   and Duly Authorized Officer)

                   PRINTRONIX, INC. AND SUBSIDIARIES

                    Index to Exhibits to Form 10-Q

                           DECEMBER 24, 1999


 EXHIBIT
 NUMBER       DESCRIPTION                             PAGE


 27           Financial Data Schedule                 Filed only with
                                                      EDGAR version