Form 10-K405
period 2000-03-31
PRINTRONIX INC
filed 2000-06-28
CIK 311505

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission File Number 0-9321

                                PRINTRONIX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                95-2903992
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

           14600 Myford Road                               92623
   P.O. BOX 19559, IRVINE, CALIFORNIA                   (Zip Code)
(Address of Principal Executive Offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (714) 368-2300

                                ---------------

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

Yes [X]    No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         On May 26, 2000 there were 6,241,762 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock (based upon the closing price of $13.50 per share in the over-the-counter market on May 26,
2000) held by non-affiliates of the Registrant was $59,648,846.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2000 are incorporated by reference into Parts I, II, and IV of this report.

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 22, 2000 are incorporated by reference into
Part III of this report.

================================================================================

                                     PART I

ITEM 1. BUSINESS

    Certain geographic information for Item 1 is contained in the Company's 2000 Annual Report to Stockholders on page 22, which information is incorporated herein by reference (and except for that page, the Company's Annual Report to Stockholders for the fiscal year ended March 31, 2000 is not deemed filed as part of this report).

GENERAL

    Printronix, Inc. designs, manufactures and markets medium and high speed printers used on a wide range of computer systems and associated networks. Printronix printers produce "hard copy" output using line matrix, laser and thermal printing technologies. The Company's products are designed primarily for business and industrial applications where performance and reliability are paramount. All of the Company's printers have extensive graphics capabilities allowing them to support most popular graphics languages while printing most output types such as text, reports, tabular data, computer graphics, bar codes, forms, labels, logos, etc.

    Printronix, Inc. was incorporated in California in 1974 and was reincorporated in Delaware in December 1986. Unless the context otherwise requires, the terms "Company" and "Printronix" refer to Printronix, Inc. and its consolidated subsidiaries.

ACQUISITION

    In January 1998, the Company, through a 91.5% majority-owned subsidiary, acquired the assets, rights to the bar code verification business and the RJS Systems International (RJS) name, from Eltron International, Inc. by a cash payment of $2.9 million in a business combination accounted for as a purchase. The subsidiary, RJS is primarily engaged in bar code verification products. See
Note 2 of Notes to Consolidated Financial Statements for more detail on the acquisition. During fiscal 1999, the ownership interest of RJS was reduced to 84.4%, which resulted from the issuance of additional shares of subsidiary stock.

TECHNOLOGY

    Printronix products include line matrix printers, laser printers and thermal printers. This product line is unified by common printer controller architecture called Printronix System Architecture (PSA(R)). This architecture permits all three printing technologies to be application compatible by supporting common graphics languages and computer host communication protocols. During fiscal 2000 the Company introduced the second generation of the Printronix System Architecture, PSA2. All of the Company's printers support Printronix IGP(R)/PGL(R) and IGP/VGL bar code label printing languages.

PRODUCTS

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

    Graphics printers form characters by printing dots in combinations of patterns. Such printers are called dot matrix or line matrix printers. Serial dot matrix printers create characters one at a time in horizontal sweeps across the page. Printronix manufactures line matrix printers, which print a complete line of dots, thus combining the flexibility of the matrix printing technique with the reliability and durability of a line printer.

    Non-impact printers print on paper by means of thermal, electrostatic, inkjet, laser, LED and other techniques that deliver high resolution printed output for letter quality and graphics applications, but print only single-part forms.

Line Matrix Printers

    Printing is accomplished as the hammer bank shuttles a small distance back and forth, enabling the hammers to place dots anywhere along a row across the paper. Successive dot rows are produced by the paper advancing while the hammer bank reverses for printing the next dot row. Dots overlap horizontally and vertically to produce graphics as well as alphanumeric characters.

    Line matrix models include the Printronix P5000 series line printer family with speeds ranging from 500 to 1500 lines per minute. The P5000 series models were introduced in fiscal 1996, with enhancements in fiscal 1999, and replaced the Company's previous generation models in the MVP, P3000, P4000, P6000 and P9000 series. Applications for line matrix printers include reports, multi-part forms, bar codes, labels and program listings.

    The P5000 series line matrix printers operate at 500, 1000 and 1500 lines per minute as summarized below.


                   LINE MATRIX             SPEED
                  PRINTER MODEL      (LINES PER MINUTE)       HAMMERS
                  -------------      ------------------       -------
                      P5X05                500 LPM               28
                      P5X10               1000 LPM               60
                      P5X15               1500 LPM              102

    The dot placement of Printronix line matrix printers is very precise, permitting accurate character alignment. The combination of precise dot placement anywhere on the page and the use of overlapping dots rather than fully formed characters enables Printronix printers, under computer control, to produce graphic output. Another key feature of the line matrix technology is that hammer energy is optimized to print only dots, resulting in improved print quality on multi-part forms. These printers are available in either pedestal or floor cabinet models with local languages, a wide range of computer capabilities and a power paper stacker for floor model units.

A new bundled option offered for the Printronix P5000 series of line matrix printers in fiscal 2000 was PrintNet(R) Plus and Printronix Printer Manager
(PPM), which is a combination of hardware and software components that offer an advanced IS management solution for managing networked P5000s. PrintNet Plus is a global printing troubleshooting and management system that allows remote management control of Printronix printers from a networked desktop. The PrintNet interface card provides the connection to an Ethernet local area network while PPM is a Java-based software application providing advanced configuration management tools.

Laser Printers

    The Company's fanfold laser printers create images on paper electrographically like a copier machine. The image is fixed to the paper with toner in the same manner as copiers. The controllers, designed by the Company, are integrated with print engines purchased from outside suppliers. All models are available with optional power stackers.

    The LaserLine(R) printers combine print quality and speed with the distinct advantages of fanfold forms. A straight-through paper path combined with optional power stacking allows for long, unattended print runs. The L1024 laser printer operates at up to 24 pages per minute. The L1024 utilizes the more conventional heat/pressure fusing process, supports form widths up to 10 inches and offers a 50,000 pages per month duty cycle. The L1024 is primarily used for medium volume billing and labeling applications.

    The LaserLine L5020 and L5035 fanfold laser printers operate at up to 35 pages per minute and have a unique flash fusing process which produces output of exceptional durability and quality. Unlike other laser printers, the L5020 and L5035 can print on a wide variety of media including synthetics and plastic cards. The wide carriage, duty cycle and durability of the output make these printers particularly well suited for high volume utility type billing and labeling applications.

    All Printronix LaserLine printers support Printronix System Architecture
(PSA2) which provides common software architecture across all of the three Printronix printing technologies.

                                                             SPEED                      DPI
    LASER MODEL                   PAPER                (PAGES PER MINUTE)         (DOTS PER INCH)
    -----------                   -----                ------------------         ---------------
       L1024         A-Size Continuous Form                  24 PPM                     300
       L5020         14.6 Print Width Continuous             20 PPM                     300
                      Form
       L5035         14.6 Print Width Continuous             35 PPM                     300
                      Form and Cut Sheet

Thermal Printers

    The ThermaLine(R) printers create images on paper by heating thermal sensitive media. The image is created either by heating an ink-based ribbon which transfers its ink to the paper label material (transfer) or by heating paper label material in which the thermally sensitive ink is already impregnated (direct). This type of printer is especially useful in "on-demand" label applications, such as barcode and label printing applications. The ThermaLine printers range in print width from 4.1 to 8.5 inches and in speed from 5 to 10 inches per second. The T2000, T3000 and T4000 models use print engines purchased from outside suppliers and are integrated with PSA2.

                                        DIRECT OR             SPEED                   DPI
THERMAL MODEL          PRINT WIDTH      TRANSFER       (INCHES PER SECOND)      (DOTS PER INCH)
-------------       ----------------    ---------      -------------------      ---------------
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

    In October, the Company introduced the new T5000 printers. The T5000 thermal printers are a family of thermal barcode and label printers that are designed, engineered and manufactured by Printronix and utilize PSA2 and PrintNet Plus. The T5000 also offers the unique Online Data Validation (ODV(TM)) capability that ensures all bar codes are scannable. With PrintNet Plus, ODV and PSA2, the T5000 sets a new standard to meet the demands of today's printing applications. ThermaLine printers address a wide range of label printing applications in the manufacturing, distribution, retail and healthcare sectors.

                                        DIRECT OR             SPEED                   DPI
THERMAL MODEL         PRINT WIDTH       TRANSFER       (INCHES PER SECOND)      (DOTS PER INCH)
-------------        --------------     ---------      -------------------      ---------------
    T5206            6.6 Inch Label       Both               10 IPS                   203
    T5208            8.5 Inch Label       Both                8 IPS                   203
    T5306            6.6 Inch Label       Both                8 IPS                   300
    T5308            8.5 Inch Label       Both                6 IPS                   300

MARKETING AND CUSTOMERS

    The market for the Company's products is related to the market for computer and bar code systems. Printronix printers are marketed worldwide directly through major computer systems companies, for whom Printronix is an original equipment manufacturer (OEM), and a network of full-service system integrators, distributors and value added resellers (VARs).

    The Company's 10 largest customers accounted for an aggregate of approximately 57% of net sales for fiscal 2000 and 59% of net sales during the fiscal 1999 and 1998. During fiscal 2000 and fiscal 1999, OEM sales and distribution channel sales were 46% and 54% of net sales, respectively. During fiscal 1998, OEM sales and distribution channel sales were 49% and 51% of net sales.

    In fiscal 2000, the Company had two customers which individually represented a significant percentage of consolidated sales. Sales to the largest customer, IBM, represented 30% of consolidated net sales in fiscal 2000 and 1999 and 28% of consolidated net sales in fiscal 1998. Sales to the second largest customer represented 8%, 9% and 10% of consolidated net sales for fiscal 2000, 1999 and 1998, respectively. A significant decline in sales to either customer could have an adverse effect on the Company's operations.

COMPETITION

    The Company has a wide range of printers that compete in the overall market for medium and high speed computer printers. The overall market includes serial, line matrix, band, laser and thermal transfer printers. This overall market includes a large captive market which consists of computer systems manufacturers that formerly produced their own printers and in the past have not bought from independent printer manufacturers. Due to the increasingly competitive nature and the level of investment now required for ongoing line matrix printer development, all of these companies are now buying from independent manufacturers. The Company competes on a direct basis with several companies of varying sizes, including some of the largest businesses in the United States and Japan, in the non-captive market. Competing products include high end serial printers, medium and high speed line printers, laser printers, thermal printers and other non-impact technologies.

    Competitive factors in the Company's markets include reliability, durability, price, print quality, versatility of special performance features and after-sales support. The Company believes that its printers are highly competitive with regard to price/performance and cost of ownership, and that the Company rates highly in after-sales support.

    The Company has periodically evaluated other printing technologies and intends to continue to do so. Introduction of products with superior performance or substantially lower prices could adversely affect the Company's business.

ORDER BACKLOG

    The Company's order backlog at March 31, 2000 was approximately $3.3 million, compared with $16.5 million at March 26, 1999 and $16.1 million at March 27, 1998. The decrease in backlog compared with the prior years is due to the Company's largest customer converting to direct shipments in the US effective July 1999. As a result of this conversion, the customer no longer needs to maintain any US inventory. Direct shipment provides quick, just in time delivery to the end user. Conversion to direct shipment means the customer no longer needs to place orders for US shipments in advance for the coming quarter. To date, the majority of the Company's customers have converted to just in time delivery and direct shipment so the order backlog is no longer an indication of future sales. The backlog represents orders for which the majority of products have a delivery date and expected ship date of three months or less.

RAW MATERIALS

    The Company purchases basic mechanical and standard electronic components from numerous outside vendors. Most of those components used in the Company's impact printers are immediately available from alternate sources. The Company also purchases certain components from sole sources and has no reason to believe that it will be unable to obtain those components from other sources. However, if the Company were to lose any sole source for a component, there could be a delay in shipment of printers using those components until an alternate source begins production. The Company's laser and ThermaLine printer products are designed to use specific print engines and printer assemblies manufactured by outside vendors. The Company has entered into written purchase agreements for these printer components and has no reason to believe that it will be unable to obtain the materials required.

ENGINEERING AND DEVELOPMENT

    The Company operates in an industry which is subject to rapid technological change, and its ability to compete successfully depends upon, among other things, its ability to react to change. Accordingly, the Company is committed to the development of new products. The Company's engineering and development expenditures incurred were approximately $19.3 million in fiscal 2000, compared with $18.1 million in fiscal 1999 and $15.6 million (excluding a one-time charge of $0.9 million for in-process engineering related with the acquisition of RJS) in fiscal 1998. Engineering personnel are located in all three key regions: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific. Substantially all expenditures were Company sponsored in fiscal 2000. Significant engineering and development expenditures were made to expand network management capabilities to all three printing technologies and to develop and bring new products to market, including the new Printronix designed and manufactured T5000 thermal printer and ODV capability that ensures all barcodes are scannable.

PATENTS AND LICENSES

    The Company has been issued 42 United States patents, and related foreign patents (primarily in Canada, the United Kingdom, France and Germany) associated with various aspects of its printers. Two of the United States patents expired in May and June 2000, respectively, and one United States patent will expire in November 2000. The Company believes that its patented line matrix printing technology has competitive value and intends to continue its practice of enforcing its patent rights against potential infringements where it deems appropriate. Although there can be no assurance that the Company will be successful in defending its rights to any of its patents, the Company believes its patents are valid.

    The Company has no material licenses from others pertaining to the manufacture of its products, including those under development, and believes none are currently required. The Company believes, based on industry practice, any such licenses as might be required in the future could be obtained on terms which would not have a material effect on it. However, the Company does have licenses for the use of IPDS and PCL5 graphic languages. All brand names used throughout this Form 10-K are trademarks or registered trademarks of their respective companies.

EMPLOYEES

    The Company had 1,017 employees as of March 31, 2000 including 595 in the United States, 346 in Asia Pacific and 76 in Europe.

    None of the Company's employees in the United States or Asia Pacific are subject to a collective bargaining agreement. Printronix Nederland BV is a member of the Employers Union F.M.E., and some of its employees have elected to become members of an employee union. This employee union is not government sponsored and is supported by contributions from its members. The Company believes that its relationship with its employees is good.

FOREIGN OPERATIONS

    The Company has manufacturing facilities in Singapore, wherein line matrix printer products and some printed circuit board assemblies are produced. Also provided out of the Singapore facility are product support and customer service for the Asia Pacific region. In the Netherlands, the Company has a facility that provides product support, customer service, line matrix, thermal and laser product distribution and assembly. International sales represented approximately 45% of the Company's total sales in fiscal 2000, and 44% in fiscal 1999 and 1998. The Company has sales offices within Germany, France, the United Kingdom, Austria, Italy, India, China and Singapore. The Company is not aware of any significant risks with respect to its foreign business other than those inherent in the competitive nature of the business and fluctuations in foreign currency exchange rates. Selected financial information regarding foreign and export sales by geographic area is set forth in Note 8 of Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

    In Fiscal 1998, the Company purchased land in Irvine, California, for $8.1 million to build a new corporate facility. During the third quarter of fiscal 2000, the Company's new 186,000 square foot facility was completed and occupied with no interruption to business. The new facility consolidated into one complex, the corporate facility, research and development and US manufacturing operations, which were previously housed in five separate buildings. Capital expenditures related to the construction of the building were $11.3 million in fiscal 2000 and $4.1 million in fiscal 1999. Capital expenditures for equipment and machinery and furniture and fixtures related to the new facility were $0.4 million and $4.8 million, respectively, during fiscal 2000.

    The Company's foreign operations are located in the Netherlands and Singapore. The Netherlands operations are in leased facilities of approximately 34,000 square feet. The Singapore operations were moved to a new 74,000 square foot state-of-the-art building purchased in fiscal 1997 for approximately $3.8 million with an additional $3.5 million spent in capital improvements in fiscal 1997 through fiscal 2000. The Company also leases several small offices, generally on short-term leases, throughout the United States, Asia Pacific and Europe for sales or service. See Note 9 of Notes to Consolidated Financial Statements for a summary of the expiration dates and lease or rental commitments.

    The Company opened a distribution and printer configuration facility in Memphis, Tennessee, during the fourth quarter of fiscal 1999 to provide faster delivery and support to the Eastern two-thirds of the United States. The leased facility is approximately 44,000 square feet.

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

    There are presently no Board remediation orders outstanding against the Company. As of March 31, 2000, the Company has reserved $214,000 to cover further legal fees or any additional expenses related to environmental tests which could be requested by the Board at the site. To date, the Company has incurred only minimal expense in its initial response to the Board's request for information and for environmental testing. However, the Company could be subject to charges related to remediation of the site. These charges on a preliminary (and very general) basis, could be estimated as follows:

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

LEGAL MATTERS

    The Company is involved in various claims and legal matters in the ordinary course of business. The Company does not believe that these matters will have a material adverse effect on the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company and their ages as of May 26, 2000 are as follows:

       Robert A. Kleist...........    71   President, Chief Executive Officer and Director
       Theodore A. Chapman........    51   Senior Vice President, Engineering and Chief Technical
                                            Officer
       C. Victor Fitzsimmons......    52   Senior Vice President, Worldwide Manufacturing
       Ralph Gabai................    62   Senior Vice President, Marketing
       George L. Harwood..........    55   Senior Vice President, Finance and Information Systems (IS),
                                            Chief Financial Officer and Corporate Secretary
       Richard A. Steele..........    55   Senior Vice President, Sales

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

    Mr. Fitzsimmons joined the Company in September 1985 as Director of Information Systems. In December 1988, he was appointed Vice President, Information Systems. In May 1990, Mr. Fitzsimmons assumed responsibility for Printronix B.V., the Company's Netherlands subsidiary. Mr. Fitzsimmons was appointed to the additional office of Vice President, Irvine Manufacturing in October 1990. In July 1991, he assumed responsibility for Printronix Schweiz GmbH (formerly known as Printronix A.G.), the Company's Singapore subsidiary. From May 1992 to October 1994 Mr. Fitzsimmons was Senior Vice President, Manufacturing and Information Systems. In October 1994, he was appointed Senior Vice President, Worldwide Manufacturing. From September 1979 to September 1985, Mr. Fitzsimmons held various senior IS positions at Magnavox.

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

    Mr. Steele joined the Company in July 1991 as Senior Vice President, Sales and Marketing. From May 1990 to June 1991, Mr. Steele was Senior Vice President, Sales and Marketing at DataWare. From May 1989 to May 1990, Mr. Steele was Vice President, Sales and Marketing at Talaris. From April 1972 to January 1987, Mr. Steele held various positions including District Sales Manager, National Sales, and Vice President, Sales and Marketing at Datagraphix. In January 1987, Datagraphix became Anacomp, Inc. and Mr. Steele was appointed Senior Vice President, Sales and Marketing, a position he held until October 1988. In prior years, Mr. Steele held various positions in sales management and systems engineering at IBM.

                                     PART II

    Information for Items 5, 6, a portion of 7 and Item 8 is contained in the Company's 2000 Annual Report to Stockholders on the following pages, which information is incorporated herein by reference (and except for these pages, the Company's Annual Report to Stockholders for the fiscal year ended March 31, 2000 is not deemed filed as part of this report):

                                                                           ANNUAL REPORT TO
                                                                             STOCKHOLDERS
        ITEM NO.                          TITLE                             PAGE REFERENCE
      -----------                         -----                            ----------------
        Item 5.        Market for Registrant's Common Equity and            24, back cover
                         Related Stockholder Matters
        Item 6.        Selected Financial Data                               inside cover
        Item 7.        Management's Discussion and Analysis of                   9-11
                         Results of Operations and Financial
                         Condition
        Item 8.        Financial Statements and Supplementary Data              12-24


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

        In addition to the matter contained in the Company's 2000 Annual Report to Stockholders, the Company reports that sales for the first quarter of fiscal year 2001 are running at a rate below that of the prior year quarter, as disclosed in its press release of May 24, 2000. The downturn is across all channels (distributors and OEMs) and across all geographic territories. The Company has not yet identified the reasons for the downturn. Accordingly, it does not classify the downturn as a trend. However, earnings for the first quarter of fiscal year 2001 will be materially lower than for the prior year quarter and there may be a materially unfavorable impact in ensuing quarters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III

    Information required under Item 10 "Directors and Executive Officers of the Registrant" (except for certain information concerning the Executive Officers provided in Part I of this report), Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management," and Item 13 "Certain Relationships and Related Transactions" has been omitted from this report. Such information is hereby incorporated by reference from Printronix's Proxy Statement for its Annual Meeting of Stockholders to be held on August 22, 2000 which the Company intends to file with the Securities and Exchange Commission not later than July 12, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Financial Statements

1. Financial Statements included in Part II of this report:

                                                                                                              *PAGE IN
                                                                                                            ANNUAL REPORT
                                                                                                            -------------
 Report of Independent Public Accountants                                                                        24
 Consolidated Balance Sheets as of March 31, 2000 and March 26, 1999                                             12
 Consolidated Statements of Income for each of the three years in the period ended March 31, 2000                13
 Consolidated Statements of Stockholders' Equity for each of the three years in the period ended
   March 31, 2000                                                                                                14
 Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2000            15
 Notes to Consolidated Financial Statements                                                                    16-23

* Incorporated by reference from the indicated pages of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 2000 (and except for these pages, the Company's Annual Report to Stockholders for the fiscal year ended March 31, 2000, is not deemed filed as part of this report).

2. Schedules supporting the Consolidated Financial Statements:

                                                                                                         PAGE IN THIS REPORT
                                                                                                         -------------------
  Report of Independent Public Accountants on Schedules                                                          10
  Schedule II - Valuation and Qualifying Accounts                                                                12

    All schedules except Schedule II have been omitted for the reason that the required information is shown in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(b) Reports on Form 8-K

    None

(c) Exhibits

    Reference is made to the Index of Exhibits beginning at page 13 of this report which index is incorporated herein by reference.

(d) Other Financial Statements

    There are no financial statements required to be filed by Regulation S-X which are excluded from the annual report to stockholders by Rule 14a-3(b)(1).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of Printronix, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Printronix, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 28, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Orange County, California
April 28, 2000

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 26, 2000

                                       PRINTRONIX, INC.


                                       By: /s/       ROBERT A. KLEIST
                                          --------------------------------------
                                              Robert A. Kleist, President

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

            SIGNATURE                                   TITLE                              DATE
            ---------                                   -----                              ----

/s/    ROBERT A. KLEIST               President, Chief Executive Officer and          June 26, 2000
----------------------------------    Director (Principal Executive Officer)
       Robert A. Kleist

/s/    GEORGE L. HARWOOD              Senior Vice President, Finance & IS, Chief      June 26, 2000
----------------------------------    Financial Officer and Corporate Secretary
       George L. Harwood              (Principal Accounting and Financial Officer)

/s/    BRUCE T. COLEMAN               Director                                        June 26, 2000
----------------------------------
       Bruce T. Coleman

/s/    JOHN R. DOUGERY                Director                                        June 26, 2000
----------------------------------
       John R. Dougery

/s/    CHRIS WHITNEY HALLIWELL        Director                                        June 26, 2000
----------------------------------
       Chris Whitney Halliwell

/s/    ERWIN A. KELEN                 Director                                        June 26, 2000
----------------------------------
       Erwin A. Kelen

                        PRINTRONIX, INC. AND SUBSIDIARIES

                                 ---------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED MARCH, 2000

                                            ADDITIONS
                                       ----------------------
                          BALANCE AT   CHARGED TO    CHARGED                   BALANCE
                           BEGINNING    COST AND     TO OTHER                  AT END
   DESCRIPTION             OF PERIOD    EXPENSES     ACCOUNTS   DEDUCTIONS    OF PERIOD
   -----------             ---------   ----------    --------   ----------    ---------
   YEAR ENDED
   MARCH 31, 2000
      Allowance for
      doubtful accounts   $2,302,000   $  359,000   $      --   $227,000 A   $ 2,434,000
                          ==========   ==========   =========   ========     ===========

   YEAR ENDED
   MARCH 26, 1999
      Allowance for
      doubtful accounts   $1,920,000   $  729,000   $      --   $347,000 A   $ 2,302,000
                          ==========   ==========   =========   ========     ===========

   YEAR ENDED
   MARCH 27, 1998
      Allowance for
      doubtful accounts   $1,010,000   $1,089,000   $      --   $179,000 A   $ 1,920,000
                          ==========   ==========   =========   ========     ===========

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

      3.2a Amendment to By-laws of Printronix, Inc. (incorporated by reference to the Company's report on Form 10-K for fiscal year ended March 26, 1999).

      4.1 Copies of certain instruments, which in accordance with paragraph (b)(4)(iii) of Item 601 of Regulation S-K are not required to be filed as exhibits to Form 10-K, have not been filed by Printronix. Printronix agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

      4.2             Amended and Restated Rights Agreement, dated as of April
                      4, 1999 between Printronix, Inc. and ChaseMellon
                      Shareholder Services, L.L.C., including the form of Rights
                      Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively (incorporated by reference to Exhibit 1 to the Company's Registration Statement on
                      Form 8-A/A filed on or about May 7, 1999).

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

     10.5a            Printronix, Inc. 1994 Stock Incentive Plan, as amended
                      (incorporated by reference to the Company's 1997 Proxy
                      Statement dated August 12, 1997).

     10.5b            Printronix, Inc. 1994 Stock Incentive Plan, as amended
                      (incorporated by reference to the Company's 1999 Proxy
                      Statement dated August 17, 1999).

     10.6 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Robert A. Kleist (incorporated by reference to Exhibit 10.11 to the Company's Report on Form
                      10-K for the fiscal year ended March 27, 1998).

     10.6a            Amendment to Restricted Stock Purchase Agreement dated
                      March 26, 1999 between the Company and Robert A. Kleist
                      (incorporated by reference to the Company's report on Form
                      10-K for fiscal year ended March 26, 1999).

     10.7 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and J. Edward Belt (incorporated by reference to Exhibit 10.12 to the Company's Report on Form
                      10-K for the fiscal year ended March 27, 1998).

 EXHIBIT NUMBER       DESCRIPTION
 --------------       -----------

     10.7a            Amendment to Restricted Stock Purchase Agreement dated
                      March 26, 1999 between the Company and J. Edward Belt
                      (incorporated by reference to the Company's report on Form
                      10-K for fiscal year ended March 26, 1999).

     10.8 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and George L. Harwood (incorporated by reference to Exhibit 10.13 to the Company's Report on Form
                      10-K for the fiscal year ended March 27, 1998).

     10.8a            Amendment to Restricted Stock Purchase Agreement dated
                      March 26, 1999 between the Company and George L. Harwood
                      (incorporated by reference to the Company's report on Form
                      10-K for fiscal year ended March 26, 1999).

     10.9 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and C. Victor Fitzsimmons
                      (incorporated by reference to Exhibit 10.14 to the Company's Report on Form 10-K for the fiscal year ended
                      March 27, 1998).

     10.9a            Amendment to Restricted Stock Purchase Agreement dated
                      March 26, 1999 between the Company and C. Victor
                      Fitzsimmons (incorporated by reference to the Company's report on Form 10-K for fiscal year ended March 26, 1999).

     10.10 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Richard A. Steele (incorporated by reference to Exhibit 10.15 to the Company's Report on Form
                      10-K for the fiscal year ended March 27, 1998).

     10.10a           Amendment to Restricted Stock Purchase Agreement dated
                      March 26, 1999 between the Company and Richard A. Steele
                      (incorporated by reference to the Company's report on Form
                      10-K for fiscal year ended March 26, 1999).

     10.11 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Gordon B. Barrus (incorporated by reference to Exhibit 10.16 to the Company's Report on Form
                      10-K for the fiscal year ended March 27, 1998).

     10.11a           Amendment to Restricted Stock Purchase Agreement dated
                      March 26, 1999 between the Company and Gordon B. Barrus
                      (incorporated by reference to the Company's report on Form
                      10-K for fiscal year ended March 26, 1999).

     10.12 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Theodore A. Chapman (incorporated by reference to Exhibit 10.17 to the Company's Report on Form 10-K for the fiscal year ended March 27, 1998).

     10.12a           Amendment to Restricted Stock Purchase Agreement dated
                      March 26, 1999 between the Company and Theodore A. Chapman
                      (incorporated by reference to the Company's report on Form
                      10-K for fiscal year ended March 26, 1999).

     10.13 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Philip Low Fook (incorporated by reference to Exhibit 10.18 to the Company's Report on Form
                      10-K for the fiscal year ended March 27, 1998).

     10.13a           Amendment to Restricted Stock Purchase Agreement dated
                      March 26, 1999 between the Company and Philip Low Fook
                      (incorporated by reference to the Company's report on Form
                      10-K for fiscal year ended March 26, 1999).

     10.14 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Bruce T. Coleman (incorporated by reference to Exhibit 10.19 to the Company's Report on Form
                      10-K for the fiscal year ended March 27, 1998).

     10.14a           Amendment to Restricted Stock Purchase Agreement dated
                      March 26, 1999 between the Company and Bruce T. Coleman
                      (incorporated by reference to the Company's report on Form
                      10-K for fiscal year ended March 26, 1999).

     10.15 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and John R. Dougery (incorporated by reference to Exhibit 10.20 to the Company's Report on Form
                      10-K for the fiscal year ended March 27, 1998).


 EXHIBIT NUMBER       DESCRIPTION
 --------------       -----------

     10.15a           Amendment to Restricted Stock Purchase Agreement dated
                      March 26, 1999 between the Company and John R. Dougery
                      (incorporated by reference to the Company's report on Form
                      10-K for fiscal year ended March 26, 1999).

     10.16 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Ralph Gabai (incorporated by reference to Exhibit 10.21 to the Company's Report on Form
                      10-K for the fiscal year ended March 27, 1998).

     10.16a           Amendment to Restricted Stock Purchase Agreement dated
                      March 26, 1999 between the Company and Ralph Gabai
                      (incorporated by reference to the Company's report on Form
                      10-K for fiscal year ended March 26, 1999).

     10.16b Restricted Stock Purchase Agreement, dated August 21, 1998 between the Company and Ralph Gabai (incorporated by reference to the Company's report on Form 10-K for fiscal year ended March 26, 1999).

     10.16c           Amendment to Restricted Stock Purchase Agreement dated
                      March 26, 1999 between the Company and Ralph Gabai
                      (incorporated by reference to the Company's report on Form
                      10-K for fiscal year ended March 26, 1999).

     10.17 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Erwin A. Kelen (incorporated by reference to Exhibit 10.22 to the Company's Report on Form
                      10-K for the fiscal year ended March 27, 1998).

     10.17a           Amendment to Restricted Stock Purchase Agreement dated
                      March 26, 1999 between the Company and Erwin A. Kelen
                      (incorporated by reference to the Company's report on Form
                      10-K for fiscal year ended March 26, 1999).

     10.18 Restricted Stock Purchase Agreement dated August 21, 1998 between the Company and Chris Whitney Halliwell
                      (incorporated by reference to the Company's report on Form
                      10-K for fiscal year ended March 26, 1999).

     10.18a           Amendment to Restricted Stock Purchase Agreement dated
                      March 26, 1999 between the Company and Chris Whitney
                      Halliwell (incorporated by reference to the Company's report on Form 10-K for fiscal year ended March 26, 1999).

     13 The Company's Annual Report to Stockholders for the fiscal year ended March 31, 2000, (with the exception of the information incorporated by reference into Items 5, 6, 7 and 8 of this report, the Annual Report to Stockholders is not deemed to be filed as part of this report).

     21               List of Printronix's subsidiaries.

     23               Consent of Independent Public Accountants, Arthur Andersen
                      LLP, to the incorporation of their reports herein to Registration Statement Nos. 2-70035, 33-14288 and
                      33-83156.

     27 Financial Data Schedule (this schedule contains summary financial information extracted from the Company's Annual
                      Report for the fiscal year ended March 31, 2000 and is qualified in its entirety by reference to such financial statements).