Form 10-Q
period 2000-06-30
PRINTRONIX INC
filed 2000-08-11
CIK 311505

7





                               Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 2000

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

            YES [ X ]                          NO    [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class of Common Stock           Outstanding at July 28, 2000
         $0.01 par value                        6,170,187


                   PRINTRONIX, INC. AND SUBSIDIARIES
                           TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements

               Consolidated Balance Sheets at
               June 30, 2000 and March 31, 2000

                  Assets                                         (3)

                  Liabilities and Stockholders' Equity           (4)

               Consolidated Statements of Operations
               for the Three Months Ended June 30, 2000
               and June 25, 1999                                 (5)

               Consolidated Statements of Cash Flows
               for the Three Months Ended June 30, 2000
               and June 25, 1999                                 (6)

               Condensed Notes to Consolidated Financial
               Statements                                        (8)


       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations              (10)

       Item 3. Quantitative and Qualitative Disclosure About Market
               Risk                                             (13)

PART II.  OTHER INFORMATION

       Item 1.   Legal Proceedings                              (14)

       Item 6.   Exhibits and Reports on Form 8-K               (14)

       Signatures                                               (15)

       Index to Exhibits                                        (16)


                   PART I.     FINANCIAL INFORMATION
                   Item 1.     Financial Statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands)


                                   June 30, 2000     March 31, 2000
                                    (Unaudited)        (Audited)
ASSETS:
Current assets:
    Cash and cash equivalents         $  13,462          $  14,980
     Accounts receivable, net of
     allowance for doubtful
     accounts of $1,844 and
     $2,434 as of June 30, 2000
     and March 31, 2000,
     respectively                        21,968             21,763

  Inventories:
     Raw materials, subassemblies
       and work in progress              17,028             15,959
     Finished goods                       2,248              1,732
                                         19,276             17,691

  Prepaid expense                         1,627              1,231
  Deferred income tax assets              3,767              3,721

Total current assets                     60,100             59,386

Property, plant and equipment, at cost:
  Machinery and equipment                30,033             29,187
  Furniture and fixtures                 26,117             25,374
  Land                                    8,100              8,100
  Buildings and improvements             22,770             22,689
  Leasehold improvements                    814              1,189
                                         87,834             86,539
  Less:  accumulated depreciation and
       amortization                     (36,967)           (35,472)
                                         50,867             51,067

Intangible assets, net                      601                663
Other assets                                296                305

Total assets                          $ 111,864          $ 111,421





      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS - continued
        (Amounts in thousands, except share and per share data)

                                      June 30, 2000      March 31, 2000
                                       (Unaudited)         (Audited)

LIABILITIES AND STOCKHOLDERS'EQUITY:
Current liabilities:
  Short-term debt                         $ 4,700        $ 13,500
  Accounts payable                          8,938          12,121

  Accrued expenses:
     Payroll and employee benefit           4,382           5,321
     Warranty                               1,615           1,559
     Other                                  3,842           4,958
     Income taxes                             697           2,486
     Environmental                            214             214
Total current liabilities                  24,388          40,159

Long-term debt, net of current portion     16,800               -
Minority interest in subsidiary               302             317

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $0.01
    Authorized 30,000,000
     shares, issued and
     outstanding 6,211,687 and
     6,257,417 shares as of June
     30, 2000  and March 31,
     2000, respectively                        62              63
  Additional paid-in capital               30,133          30,238
  Retained earnings                        40,179          40,644
Total stockholders' equity                 70,374          70,945

Total liabilities and
 stockholders' equity                   $ 111,864       $ 111,421








      See accompanying notes to consolidated financial statements


                   PRINTRONIX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS
             (Amounts in thousands, except per share data)

                                                  Three Months Ended
                                            June 30, 2000  June 25, 1999
                                                     (Unaudited)


Net sales                                   $ 39,721         $ 44,885
Cost of sales                                 28,190           29,964

Gross profit                                  11,531           14,921

Operating expenses:
   Engineering and development                 4,578            4,647
   Sales and marketing                         4,553            4,535
   General and administrative                  1,861            2,392

Total operating expense                       10,992           11,574

Income from operations                           539            3,347

Other income (expense), net                     (293)             227

Income before provision for income taxes
and minority interest                            246            3,574

Provision for income taxes                        83            1,180
Minority interest in loss in subsidiary          (15)              (6)

Net income                                     $ 178          $ 2,400

Net income per common share:
   Basic                                      $ 0.03          $  0.37
   Diluted                                    $ 0.03          $  0.36

Weighted-average common shares:
   Basic                                    6,244,937       6,536,853
   Diluted                                  6,491,307       6,702,957





      See accompanying notes to consolidated financial statements

                   PRINTRONIX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands)

                                                Three Months Ended
                                          June 30, 2000       June 25, 1999
                                                    (Unaudited)

Cash flows from operating activities:
  Net income                                $   178           $   2,400

  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
       Depreciation and amortization           2,217              1,865
       (Gain) loss on sale of equipment          (16)                42
       Minority interest in loss of subsidiary   (15)                (6)
       Changes in assets and liabilities:
          Accounts receivable                   (205)              (854)
          Inventories                         (1,585)               886
          Other assets                          (437)               (25)
          Accounts payable                    (3,183)               847
          Payroll and employee benefits         (939)             1,065
          Accrued income taxes                (1,789)             1,028
          Other liabilities                   (1,060)              (303)

Net cash (used in) provided by
operating activities                          (6,834)             6,945

Cash flows from investing activities:
   Purchase of property and equipment         (1,991)            (2,060)
   Construction of new corporate facility          -             (5,534)
   Proceeds from disposition of equipment         52                 61


Net cash used in investing activities         (1,939)            (7,533)













      See accompanying notes to consolidated financial statements

                PRINTRONIX, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

                        (Amounts in thousands)

                                                Three Months Ended
                                           June 30, 2000   June 25, 1999
                                                  (Unaudited)

Cash flows from financing activities:
   Proceeds from the issuance of mortgage        17,500               -
   Payment made on the line of credit            (9,500)              -
   Repurchase and retirement of common stock       (934)         (1,964)
   Proceeds from the exercise of stock option       189             173

Net cash provided by (used in)
financing activities                              7,255          (1,791)

Net decrease in cash and cash equivalents        (1,518)         (2,379)

Cash and cash equivalents at
beginning of period                              14,980          11,911

Cash and cash equivalents at end of period     $ 13,462         $ 9,532




Supplementary disclosures of cash flow information:
   Income taxes paid                           $  3,100          $  134
   Interest paid                               $    268          $    4

















      See accompanying notes to consolidated financial statements

                 PRINTRONIX, INC. AND SUBSIDIARIES
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 2000
                            (Unaudited)


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

   In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position and results of operations as of and for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended March 31, 2000, as filed with the Securities and Exchange Commission. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

   Certain amounts from the prior year consolidated financial statements have been reclassified to conform to the current year presentation.



2)   Bank Borrowings and Debt Arrangements

   During the quarter, the Company increased its credit facility with a United States bank to $27.5 million from $22.5 million. The $27.5 million consists of a $17.5 million, seven year, mortgage secured by the Company's new Irvine facility and a $10.0 million three year unsecured line of credit. The Company ended the quarter with long-term debt of $16.8 million. Short term debt at the end of the quarter was $4.7 million, which includes borrowings of $4.0 million against the line of credit and $0.7 million mortgage repayment due within the current year.

                 PRINTRONIX, INC. AND SUBSIDIARIES
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 2000
                            (Unaudited)


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

    The reduction in the number of shares outstanding from 1999 to 2000 is due to the Company's authorized share repurchase program (see note
    4). The following table shows the calculation for basic and diluted shares outstanding:


                                  Three Months Ended
                             June 30, 2000      June 25, 1999

  Basic weighted-average
  common shares outstanding       6,244,937       6,536,853

 Effect of dilutive stock options   246,370         166,104

  Diluted weighted- average
  common shares outstanding        6,491,307      6,702,957



 4)  Common Stock

    As authorized by the Board of Directors, the Company repurchased and retired 60,432 shares of common stock during the quarter at prices ranging from $13.00 to $17.81 per share, at a cost of $0.9 million. Purchases of an additional 41,500 shares of common stock were made subsequent to the end of the quarter and future purchases of up to 314,462 shares of common stock may be made at the Company's discretion.

                   PART I.     FINANCIAL INFORMATION
            Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations

                   PRINTRONIX, INC. AND SUBSIDIARIES


FORWARD-LOOKING STATEMENTS

Except for historical information, this report may contain "forward-looking statements" about Printronix, within the meaning of the Private Securities Reform Act of 1995. Terms such as "objectives," "believes," "expects," "plans," "intends," "estimates," "anticipates," "forecasts," "projections," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer industry and in the economy in general; the ability of the Company to achieve growth in the Asia Pacific market; adverse political and economic events in the Company's markets; the ability of the Company to hold or increase market share with respect to line matrix printers; the ability of the Company to successfully compete against entrenched competition in the thermal printer market; the ability of the Company to attract and retain key personnel; the ability of the Company's customers to achieve their sales projections, upon which the Company has in part based its sales and marketing plans; and the ability of the Company to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change.



RESULTS OF OPERATIONS


Revenues

Consolidated revenues for the first quarter ended June 30, 2000, were $39.7 million, a decrease of 11.5% from the same period last year. Sales to the Americas for the quarter were $24.4 million, down from $25.4 million a year ago, and accounted for 61.4% of total sales versus 56.5% for the same period last year. Americas distribution sales decreased
7.4% to $11.7 million. Americas OEM sales remained flat at $12.0 million. Sales increases to the largest OEM customers were offset by decreases to other OEM customers. EMEA (Europe, Middle East and Africa) sales decreased 24.6% to $12.1 million from the same period last year. This decrease reflected a soft market across nearly all customers and channels, due in part, the Company believes, to projects that were halted as a result of Y2K and have been slow to restart. Asia Pacific sales for the quarter decreased 6.0% to $3.3 million, due to lower sales into the ASEAN countries. Sales into south Asia increased 7.6%, and sales into north Asia increased 3.5%. Sales by RJS were unchanged at $0.8 million. In comparison with the prior quarter, revenue decreased $8.7 million, or 17.9%, which includes a 12.4% decrease in the Americas, a 22.4% decrease in EMEA and a 25.1% decrease in Asia Pacific.

Sales by channel were 47.5% OEM and 52.5% distribution, compared with 45.8% OEM and 54.2% distribution for the same period last year. Sales to OEM customers decreased 8.1% to $18.9 million, and distribution sales decreased 14.3% to $20.8 million, compared with the same quarter last year. In the prior quarter, sales by channel were 47.6% OEM and 52.4% distribution.

Line matrix sales for the quarter were $31.4 million, a decrease of 14.9% from the same period last year. Line matrix revenue was 79.1% of total revenue for the quarter. Laser sales for the quarter totaled $5.2 million, down 10.3% from the prior year. Laser revenue was 13.0% of total revenue for the quarter. Thermal printer sales for the quarter were $2.4 million, up 78.1% over the same period last year. This increase is due to the new T5000 thermal product line, and includes shipments of the 6 inch and 8 inch thermal printers to IBM which commenced in early June. Thermal sales were 6.0% of total revenue. In the prior quarter, line matrix sales were $39.3 million or 81.2% of revenue, laser sales were $5.6 million or 11.5% of revenue and thermal printer sales were $2.1 million or 4.3% of revenue.

Sales to the largest customer, IBM, represented 31.0% of total sales for the quarter, compared with 28.5% a year ago. Sales to the second largest customer represented 7.5% of total sales for the quarter, compared with 8.4% last year.

The Company's forecasts, based in part upon customers' projections and on other matters gathered by its sales and marketing departments, suggest that sales in the September quarter may rebound to levels close to year ago sales. The Company anticipates continuing growth in the T5000 thermal printer business in the third and fourth fiscal quarters, augmented in part by IBM marketing the product as an OEM, and looks forward to sales in those quarters comparing favorably with those of the prior year quarters.

Gross Profit

Gross profit for the quarter ended June 30, 2000, was 29.0% of sales, down from 33.2% a year ago and 32.8% in the previous quarter. The decline is primarily due to volume, product mix, the introduction of the 4 inch thermal printer and the ramp up of the thermal printer production that is based on high cost soft tooling.

Operating Expenses, Other Income (Expense)

Operating expenses consist of engineering and development, sales and marketing, and general and administrative costs. For the quarter ended June 30, 2000, total operating expenses were $11.0 million compared with $11.6 million for the same period last year.

Engineering and development expenses for the quarter were relatively flat at $4.6 million compared with the same period last year. As a percentage of sales, engineering and development expenses were 11.5% for the current quarter and 10.4% for the same quarter last year.

Sales and marketing expenses for the quarter were relatively flat at $4.6 million compared with $4.5 million for the same period last year. As a percentage of sales, sales and marketing expenses were 11.5% for the current quarter and 10.1% for the same quarter last year.

General and administrative expenses for the quarter were $1.9 million, a decrease of $0.5 million or 22% compared with $2.4 million for the same period last year. The decrease is primarily due to lower labor costs and lower bad debt provision. As a percentage of sales, general and administrative expenses were 4.7% for the current quarter and 5.3% for the same quarter last year.

Other expense was $0.3 million for the quarter, compared with other income of $0.2 million in the same quarter last year. The decrease was due to higher interest expense and foreign currency exchange losses.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the quarter with cash and cash equivalents of $13.5 million, down $1.5 million from the prior quarter. During the quarter, the Company increased its credit facility with a United States bank to $27.5 million from $22.5 million. The $27.5 million consists of a $17.5 million, seven year, mortgage secured by the Company's new Irvine facility and a $10.0 million three year unsecured line of credit. The Company ended the quarter with long-term debt of $16.8 million. Short term debt at the end of the quarter was $4.7 million, which includes borrowings of $4.0 million against the line of credit and $0.7 million mortgage repayment due within the current year. The current cash position reflects expenditures during the quarter for the purchase and retirement of 60,432 shares of Printronix common stock at an average share price of $15.46, totaling $0.9 million. Capital expenditures for the quarter were $2.0 million.

Inventories  were  $19.3 million, an increase of $1.6  million  over  the
prior  quarter.   The  increase  is due to higher  thermal  product  line
inventory and the manufacture of Line Matrix ribbons in China.

The Company believes that its internally-generated funds, together with available financing, will be adequate in providing its working capital requirements, capital expenditures, and engineering development needs through the current fiscal year.

                   PART I.     FINANCIAL INFORMATION
   Item 3. Quantitative and Qualitative Disclosure About Market Risk

                   PRINTRONIX, INC. AND SUBSIDIARIES

MARKET RISK


The Company implemented a foreign currency hedging program as of April 2000 in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. The Company entered into foreign currency forward exchange contracts with maturities from 30 to 180 days. All contracts are with a major financial institution. As of June 30, 2000, the Company had $5.4 million foreign currency forward exchange contracts outstanding. The Company does not use the contracts for speculative or trading purposes. Gains and losses under these contracts were immaterial for the quarter.



                    PART II.      OTHER INFORMATION
                   PRINTRONIX, INC. AND SUBSIDIARIES


Item 1.   Legal Proceedings

See "Item 3. Legal Proceedings" reported in Part I of the Company's Report on Form 10-K for the fiscal year end March 31, 2000.


Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits.

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


                                                PRINTRONIX, INC.

                                                 (Registrant)










Date: August 10, 2000                      By: s/s George L. Harwood


                                          George L. Harwood
                                          Sr. Vice-President, Finance,
                                          Chief Financial Officer
                                          and Secretary (Principal Financial
                                          Officer and Duly Authorized Officer)


                   PRINTRONIX, INC. AND SUBSIDIARIES

                    Index to Exhibits to Form 10-Q

                             JUNE 30, 2000


 EXHIBIT
 NUMBER       DESCRIPTION                             PAGE


 27           Financial Data Schedule                 Filed only with
                                                      EDGAR version