Form 10-Q
period 2000-09-29
PRINTRONIX INC
filed 2000-11-13
CIK 311505

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from _________ to __________

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

YES [X]

NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 27, 2000
$0.01 par value	6,121,815

PRINTRONIX, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets at
		September 29, 2000 and March 31, 2000

		Assets	(3)

		Liabilities and Stockholders' Equity	(4)

		Consolidated Statements of Operations for the Three
		and Six Months Ended September 29, 2000 and
		September 24, 1999	(5)

		Consolidated Statements of Cash Flows for the
		Six Months Ended September 29, 2000 and
		September 24, 1999	(6)

		Condensed Notes to Consolidated Financial
		Statements	(8)

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	(11)

	Item 3.	Market Risk	(15)

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	(16)

	Item 4.	Submission of Matters to a Vote of Security Holders	(16)

	Item 6.	Exhibits and Reports on Form 8-K	(16)

	Signatures		(17)

	Index to Exhibits		(18)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

September 29, 2000		March 31, 2000
(Unaudited)		(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$ 11,856	$ 14,980
Accounts receivable, net of allowance for doubtful accounts of $1,990 and $2,434 as of September 29, 2000 and March 31, 2000, respectively	23,258	21,763

Inventories:
Raw materials, subassemblies and work in progress	17,262	15,959
Finished goods	3,325	1,732
	20,587	17,691
Prepaid expense	1,723	1,231
Deferred income tax assets	3,820	3,721
Total current assets	61,244	59,386

Property, plant and equipment, at cost:
Machinery and equipment	30,200	29,187
Furniture and fixtures	26,750	25,374
Land	8,100	8,100
Buildings and improvements	22,784	22,689
Leasehold improvements	816	1,189
	88,650	86,539
Less: Accumulated depreciation and amortization	(38,850)	(35,472)
	49,800	51,067

Intangible assets, net	704	663
Other assets	376	305

Total assets	$ 112,124	$ 111,421

See accompanying notes to consolidated financial statements

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS continued
(Amounts in thousands, except share and per share data)

	September 29, 2000	March 31, 2000
	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Short-term debt	$ 2,800	$ 13,500
Accounts payable	11,248	12,121
Accrued expenses:
Payroll and employee benefits	5,043	5,321
Warranty	1,524	1,559
Other	5,782	4,958
Income taxes	-	2,486
Environmental	214	214
Total current liabilities	26,611	40,159

Long-term debt, net of current portion	16,625	-
Other non-current liabilities	30	-
Minority interest in subsidiary	285	317

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 Authorized 30,000,000 shares, issued and outstanding 6,161,615 and 6,257,417 shares as of September 29, 2000 and March 31, 2000, respectively	62	63
Additional paid-in capital	29,901	30,238
Retained earnings	38,610	40,644
Total stockholders' equity	68,573	70,945

Total liabilities and stockholders' equity	$ 112,124	$ 111,421

See accompanying notes to consolidated financial statements

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	Sept. 29, 2000	Sept. 24, 1999	Sept. 29, 2000	Sept. 24, 1999
	(Unaudited)		(Unaudited)

Net sales	$ 41,434	$ 45,279	$ 81,155	$ 90,164
Cost of sales	31,056	30,264	59,246	60,228

Gross profit	10,378	15,015	21,909	29,936

Operating expenses:
Engineering and development	4,314	4,943	8,892	9,590
Sales and marketing	4,503	4,608	9,056	9,143
General and administrative	2,464	2,334	4,325	4,726
Restructuring charge	800	-	800	-
Total operating expenses	12,081	11,885	23,073	23,459

(Loss) income from operations	(1,703)	3,130	(1,164)	6,477

Other expense (income) net	163	(46)	456	(273)

(Loss) income before provision for income taxes and minority interest	(1,866)	3,176	(1,620)	6,750

Provision for income taxes	(619)	1,051	(536)	2,231
Minority interest in loss of subsidiary	(16)	(8)	(31)	(14)

Net (loss) income	$ (1,231)	$ 2,133	$ (1,053)	$ 4,533

Net income per common share:
Basic	$ (0.20)	$ 0.33	$ (0.17)	$ 0.70
Diluted	$ (0.20)	$ 0.32	$ (0.17)	$ 0.67

Weighted-average common shares:
Basic	6,171,243	6,466,701	6,208,090	6,493,076
Diluted	6,171,243	6,767,173	6,208,090	6,731,797

See accompanying notes to consolidated financial statements

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended
	Sept. 29, 2000	Sept. 24, 1999
	(Unaudited)

Cash flows from operating activities:
Net (loss) income	$ (1,053)	$ 4,533

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,490	3,699
Loss on disposal of equipment	580	136
Minority interest in loss of subsidiary	(31)	(14)
Changes in assets and liabilities:
Accounts receivable	(1,495)	2,935
Inventories	(2,896)	(264)
Other assets	(844)	57
Accounts payable	(880)	(482)
Payroll and employee benefits	(278)	767
Accrued income taxes	(2,486)	1,745
Other liabilities	819	(438)

Net cash (used in) provided by operating activities	(4,074)	12,674

Cash flows from investing activities:
Purchase of property and equipment	(3,749)	(4,223)
Construction of new corporate facility	-	(10,584)
Proceeds from disposition of equipment	87	111

Net cash used in investing activities	(3,662)	(14,696)

See accompanying notes to consolidated financial statements

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(Amounts in thousands)

	Six Months Ended
	Sept. 29, 2000	Sept. 24, 1999
	(Unaudited)

Cash flows from financing activities:
Proceeds from the issuance of mortgage	17,500	-
Payment made on mortgage	(175)	-
(Payment)borrowing on line of credit	(11,400)	3,500
Repurchase and retirement of common stock	(1,525)	(4,825)
Proceeds from the exercise of stock options	212	482

Net cash provided by (used in) financing activities	4,612	(843)

Net decrease in cash and cash equivalents	(3,124)	(2,865)

Cash and cash equivalents at beginning of period	14,980	11,911

Cash and cash equivalents at end of period	$ 11,856	$ 9,046

Supplementary disclosures of cash flow information:
Income taxes paid	$ 3,286	$ 538
Interest paid	$ 760	$ 30

See accompanying notes to consolidated financial statements

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2000
(Unaudited)

  Basis of Presentation

  The unaudited, consolidated financial statements included herein have been prepared by Printronix, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

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

  Bank Borrowings and Debt Arrangements

  During the previous quarter, the Company increased its credit facility with a United States bank to $27.5 million from $22.5 million. The $27.5 million consists of a $17.5 million, seven year, mortgage secured by the Company's new Irvine facility and a $10.0 million three year unsecured line of credit. The Company ended the current quarter with long-term debt of $16.6 million. Short-term debt at the end of the quarter was $2.8 million, which includes borrowings of $2.1 million against the line of credit and $0.7 million mortgage repayment due within one year.

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

The reduction in the number of shares outstanding from 1999 to 2000 is due to the Company's authorized share repurchase program (see note 4). The following table shows the calculation for basic and diluted shares outstanding:
	Three Months Ended		Six Months Ended
	Sept. 29,	Sept. 24,	Sept. 29,	Sept. 24,
	2000	1999	2000	1999
Basic weighted-average
common shares outstanding	6,171,243	6,466,701	6,208,090	6,493,076

Effect of dilutive stock options	-	300,472	-	238,721

Diluted weighted-average
common shares outstanding	6,171,243	6,767,173	6,208,090	6,731,797

4) Common Stock

As authorized by the Board of Directors, the Company repurchased and retired 52,200 shares of common stock during the quarter at prices ranging from $10.50 to $13.19 per share, at a cost of $0.6 million. Purchases of an additional 78,800 shares of common stock were made subsequent to the end of the quarter and future purchases of up to 224,962 shares of common stock may be made at the Company's discretion.

5) Customer Services

During the quarter, the Company acquired a portfolio of third-party maintenance agreements in the United States. The Company provides the point of customer contact and initial diagnostic services. The Company has contracted with third parties to provide on-site repair services. Revenue from the maintenance agreements is recognized on a straight-line basis over the period of the contract. Revenue recognized during the quarter for such contracts was not material.

6) Restructuring Charge

During the quarter, a charge of $0.8 million ($0.5 million net of tax or $0.09 per share - diluted) was recorded to provide for the restructuring of certain line matrix manufacturing and support operations. The restructuring charge included accruals of $0.3 million related to employee costs and $0.5 million to write down fixed assets to net realizable value.

The restructuring was initiated to reduce production costs by relocating certain manufacturing processes to the Company's Singapore plant. The restructuring will result in the elimination of approximately 50 positions, mostly in the Irvine and Memphis facilities. The workforce reductions cover mostly manufacturing and support personnel. The Company plans to complete the restructuring during the third quarter of fiscal year 2001.

7) Subsequent Event

On November 3, 2000, the Company announced its intention to relocate the RJS subsidiary from its current location in Santa Fe Springs, California, to the Printronix Irvine, California facility. The relocation is part of the Company's accelerating and expanding development of its scanner/verifier technology. The move is expected to be completed by the end of December, 2000. Restructuring costs are estimated to be $0.3 million, offset by improved business results going forward.

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

RESULTS OF OPERATIONS

Revenues

Consolidated revenues for the three months ended September 29, 2000, were $41.4 million, a decrease of 8.5% from the same period last year. Distribution sales and revenues for the thermal product line were up, but were more than offset by shortfalls in OEM line matrix sales primarily in Western Europe. Sales to the Americas for the quarter were $25.9 million, up from $25.4 million a year ago. Americas distribution sales increased 9.3% to $13.3 million. Continued success in the Major Account program resulted in an increase in sales to the Company's largest distributor of 20.7%. Americas OEM sales decreased 2.7% to $11.9 million. EMEA (Europe, Middle East and Africa) sales decreased 27.9% to $11.4 million from the same period last year. This decrease reflected a drop in the Western Europe line matrix OEM business across most OEM customers. Asia Pacific sales for the quarter increased 1.4% to $4.1 million. Sales increases of 51% into India were partly offset by decreased sales to Singapore. Sales by RJS decreased $0.3 million, or 29.9%, to $0.7 million.

In comparison with the prior quarter, revenue increased $1.7 million, or 4.3%, which includes a 6.3% increase in the Americas, a 5.4% decrease in EMEA and a 25.5% increase in Asia Pacific.

For the six months ended September 29, 2000, sales decreased to $81.2 million, a 10.0% decrease over the same period last year. Sales in the Americas, EMEA and Asia Pacific decreased 1.0%, 26.2% and 2.0% respectively. This decrease in EMEA sales was primarily due to a drop in the Western Europe line matrix OEM business. RJS sales decreased to $1.4 million, a 21.3% decrease over the same period last year, due to large sales in the prior period to the United States Postal Service.

For the three months ended September 29, 2000, sales by channel were 42.4% OEM and 57.6% distribution, compared with 47.2% OEM and 52.8% distribution for the same period last year. Sales to OEM customers decreased 17.8% to $17.6 million, while distribution sales were flat, compared with the same quarter last year. In the prior quarter, sales by channel were 47.2% OEM and 52.8% distribution.

For the six months ended September 29, 2000, sales by channel were 44.7% OEM and 55.3% distribution compared with 46.5% OEM and 53.5% distribution for the same period last year. OEM year to date sales decreased 13.4% to $36.3 million and distribution sales decreased 7.1% to $44.9 million over the same period last year.

Line matrix sales for the quarter were $31.5 million, a decrease of 16.0% from the same period last year, primarily due to the drop in Western Europe line matrix OEM business. Line matrix revenue was 76.1% of total revenue for the quarter. Laser sales for the quarter totaled $5.3 million, down 4.1% from the prior year. Laser revenue was 12.8% of total revenue for the quarter. Thermal sales for the quarter were $3.9 million, up 217.5% over the same period last year due to the new T5000 thermal product line. Thermal sales were 9.4% of total revenue. In the prior quarter, line matrix sales were $31.5 million, or 79.3% of revenue, laser sales were $5.1 million, or 12.8% of revenue, and thermal printer sales were $2.4 million, or 6.0% of revenue.

For the six months ended September 29, 2000, line matrix sales were $63.1 million, a decrease of 15.4% compared with the same period last year. Laser sales were $10.4 million, a decrease of 7.8% compared with the same period last year. Thermal sales were $6.3 million, an increase of 144.4% over the same period a year ago.

Sales to the largest customer, IBM, represented 23.7% of total sales for the quarter, compared with 30.6% a year ago. Sales to the second largest customer represented 10.1% of total sales for the quarter, compared with 7.7% last year.

Sales to IBM for the six months ended September 29, 2000, represented 26.9% of total sales, compared with 29.5% in the same period last year. Sales to the second largest customer represented 8.8%, compared with 8.0% for the same period last year.

Gross Profit

Gross profit for the quarter ended September 29, 2000, was 25.0% of sales, down from 33.2% for the same quarter last year. For the six months ended September 29, 2000, gross profit decreased to 27.0% compared with 33.2% for the corresponding period last year. The deterioration compared with the prior year and prior quarter is primarily due to volume, underabsorption of manufacturing costs, product mix, and the introduction of the 4" thermal product and the ramp up of the thermal printer production being based upon high cost soft tooling.

Operating Expenses, Other Income (Expense)

Engineering and development expenses for the three months ended September 29, 2000, decreased 12.7% to $4.3 million compared with the same period last year. The decrease reflects lower spending for research and design work on the T5000 product line as that product line moves into production. As a percentage of sales, engineering and development expenses were 10.4% for the current quarter and 10.9% for the same quarter last year. For the six months ended September 29, 2000, engineering and development expenses decreased to $8.9 million, a decrease of 7.3% over the same period last year.

Sales and marketing expenses for the three months ended September 29, 2000, decreased 2.3% to $4.5 million compared with the same period last year. The decrease is mainly due to lower labor and travel expenses. As a percentage of sales, sales and marketing expenses were 10.9% for the current quarter and 10.2% for the same quarter last year. For the six months ended September 29, 2000, sales and marketing expenses were $9.1 million, the same as the prior year period.

General and administrative expenses for the three months ended September 29, 2000, increased 5.6% to $2.5 million compared with the same period last year. The increase reflects higher depreciation and property taxes related to the new Irvine facility, partially offset by lower labor costs. As a percentage of sales, administrative expenses were 5.9% for the current quarter and 5.2% in the same quarter last year. For the six months ended September 29, 2000, general and administrative expenses decreased to $4.3 million, a decrease of 8.5% over the same period last year, due mostly to lower labor costs and a decrease in the provision for bad debts.

Operating expenses for the current quarter included a charge of $0.8 million related to restructuring certain line matrix manufacturing and support operations. The restructuring charge included accruals of $0.3 million related to employee costs and $0.5 million to write down fixed assets to net realizable value. The restructuring was initiated to reduce production costs by relocating certain manufacturing processes to the Company's Singapore plant. The restructuring will result in the elimination of approximately 50 positions, mostly in the Irvine and Memphis facilities. The workforce reductions cover mostly manufacturing and support personnel. The Company plans to complete the restructuring during the third quarter of fiscal year 2001.

Other income decreased for the three and six months ended September 29, 2000, compared with the same periods last year. The decrease was due to higher interest expense, lower interest income and reduced foreign currency exchange gains.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the quarter with cash and cash equivalents of $11.9 million, down $3.1 million from the beginning of the fiscal year. The Company ended the quarter with long-term debt of $16.6 million. Short-term debt at the end of the quarter was $2.8 million, which includes borrowings of $2.1 million against the line of credit and $0.7 million mortgage repayment due within one year. The current cash position reflects expenditures during the quarter for the purchase and retirement of 52,200 shares of Printronix common stock at an average share price of $11.33, totaling $0.6 million. Capital expenditures for the quarter were $1.8 million.

Inventories were $20.6 million, an increase of $2.9 million from the beginning of the fiscal year. Inventories increased partly due to higher thermal product line inventory, and partly to Line Matrix ribbons, which are now manufactured in China in order to achieve significant cost reductions. Previously, the Company purchased ribbons from a United States supplier.

The Company believes that its internally-generated funds, together with available financing, will be adequate in providing its working capital requirements, capital expenditures, and engineering development needs through the current fiscal year.

PART I. FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosure About Market Risk

PRINTRONIX, INC. AND SUBSIDIARIES

MARKET RISK

The Company implemented a foreign currency hedging program as of April 2000 in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. The Company entered into foreign currency forward exchange contracts with maturities from 30 to 180 days. All contracts are with a major financial institution. As of September 29, 2000, the Company had $5.4 million foreign currency forward exchange contracts outstanding. The Company does not use the contracts for speculative or trading purposes. Gains and losses under these contracts were immaterial for the quarter.

PART II. OTHER INFORMATION
PRINTRONIX, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

See "Item 3. Legal Proceedings" reported in Part I of the Company's Report on Form 10-K for the fiscal year end March 31, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on August 22, 2000, at which five persons, constituting the entire board of directors, were elected to serve until the next annual meeting of stockholders. The names of the persons elected as directors are as follows:
	Shares For	Shares Withheld

Robert A. Kleist	5,162,735	568,185
Bruce T. Coleman	5,162,835	568,085
John R. Dougery	5,162,835	568,085
Chris W. Halliwell	5,163,035	567,885
Erwin A. Kelen	5,162,835	568,085

At the annual meeting, the stockholders also voted upon and approved the following matter:

  To approve an amendment to the 1994 Stock Incentive Plan to increase by 300,000 the number of shares available for awards.
For	Against	Abstain	Broker Non-Vote
4,565,703	1,133,669	31,548	0

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

PRINTRONIX, INC. (Registrant)
Date: November 10, 2000	By: /s/ George L. Harwood
George L. Harwood Sr. Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial Officer and Duly Authorized Officer)

PRINTRONIX, INC. AND SUBSIDIARIES

Index to Exhibits to Form 10-Q

SEPTEMBER 29, 2000

EXHIBIT NUMBER	DESCRIPTION	PAGE
27	Financial Data Schedule	Filed only with EDGAR version