Form 10-Q
period 2000-12-29
PRINTRONIX INC
filed 2001-02-12
CIK 311505

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _________ to __________

Commission file number 0-9321

PRINTRONIX, INC.

(Exact name of registrant as specified in its charter)

Delaware (state or other jurisdiction of incorporation or organization)	95-2903992 (I.R.S. Employer Identification No.)
14600 Myford Road Irvine, California (Address of principal executive offices)	92606 (Zip Code)
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

YES [X]	NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at January 26, 2001
$0.01 par value	5,995,339

PRINTRONIX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets at
		December 29, 2000 and March 31, 2000

		Assets	(3)

		Liabilities and Stockholders' Equity	(4)

		Consolidated Statements of Operations for the Three and Nine Months Ended December 29, 2000 and December 24, 1999	(5)

		Consolidated Statements of Cash Flows for the Nine Months Ended December 29, 2000 and December 24, 1999	(6)

		Condensed Notes to Consolidated Financial Statements	(8)

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	(12)

	Item 3.	Market Risk	(16)

Part II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	(17)

	Item 6.	Exhibits and Reports on Form 8-K	(17)

	Signatures		(18)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 29, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$ 8,209	$ 14,980
Accounts receivable, net of allowance for doubtful accounts of $2,049 and $2,434 as of December 29, 2000 and March 31, 2000 respectively	24,555	21,763

Inventories:
Raw materials, subassemblies and work in progress	21,643	15,959
Finished goods	663	1,732
Total inventories	22,306	17,691

Prepaid expenses	1,456	1,231
Other current assets	1,663	-
Deferred income tax assets	3,218	3,721
Total current assets	61,407	59,386

Property, plant and equipment, at cost:
Machinery and equipment	29,277	29,187
Furniture and fixtures	26,806	25,374
Land	8,100	8,100
Buildings and improvements	22,786	22,689
Leasehold improvements	817	1,189
	87,786	86,539
Less: Accumulated depreciation and amortization	(39,001)	(35,472)
Property, plant and equipment, net	48,785	51,067

Intangible assets, net	552	663
Other assets	270	305

Total assets	$ 111,014	$ 111,421

See accompanying notes to consolidated financial statements

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS continued

(Amounts in thousands, except share and per share data)

	December 29, 2000 (Unaudited)	March 31, 2000 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Short-term debt	$ 4,900	$ 13,500
Accounts payable	10,149	12,121
Accrued expenses:
Payroll and employee benefits	4,085	5,321
Warranty	1,554	1,559
Other	6,073	4,958
Income taxes	459	2,486
Environmental	214	214
Total current liabilities	27,434	40,159

Long-term debt, net of current portion	16,450	-
Other non-current liabilities	67	-
Minority interest in subsidiary	246	317

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01
Authorized 30,000,000 shares, issued and outstanding
6,007,615 and 6,257,417 shares as of
December 29, 2000 and March 31, 2000, respectively	60	63
Additional paid-in capital	29,149	30,238
Retained earnings	37,608	40,644
Total stockholders' equity	66,817	70,945

Total liabilities and stockholders' equity	$ 111,014	$ 111,421

See accompanying notes to consolidated financial statements

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
Dec. 29, 2000		Dec. 24, 1999	Dec. 29, 2000	Dec. 24, 1999
	(Unaudited)		(Unaudited)

Net sales	$ 40,365	$ 51,692	$ 121,520	$ 141,856
Cost of sales	29,653	34,628	88,899	94,856

Gross profit	10,712	17,064	32,621	47,000

Operating expenses:
Engineering and development	3,837	4,682	12,729	14,272
Sales and marketing	4,477	5,070	13,533	14,213
General and administrative	2,051	2,177	6,376	6,903
Restructuring charges	866	-	1,666	-
Total operating expenses	11,231	11,929	34,304	35,388

(Loss) income from operations	(519)	5,135	(1,683)	11,612

Other expense (income), net	149	(9)	605	(282)

(Loss) income before provision for income
taxes and minority interest	(668)	5,144	(2,288)	11,894

(Benefit) provision for income taxes	(233)	1,691	(769)	3,922
Minority interest in (loss) income of subsidiary	(40)	31	(71)	17

Net (loss) income	$ (395)	$ 3,422	$ (1,448)	$ 7,955

Net (loss) income per common share:
Basic	$ (0.06)	$ 0.54	$ (0.23)	$ 1.24
Diluted	$ (0.06)	$ 0.51	$ (0.23)	$ 1.18

Weighted-average common shares:
Basic	6,084,506	6,302,548	6,166,895	6,429,566
Diluted	6,084,506	6,733,186	6,166,895	6,745,717

See accompanying notes to consolidated financial statements

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine Months Ended
	Dec. 29, 2000	Dec. 24, 1999
	(Unaudited)

Cash flows from operating activities:
Net (loss) income	$ (1,448)	$ 7,955

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,824	5,894
Loss on disposal of equipment	504	136
Loss on disposal due to restructuring	675	-
Minority interest in (loss) income of subsidiary	(71)	17
Changes in assets and liabilities:
Accounts receivable	(2,792)	(230)
Inventories	(4,615)	(1,243)
Other assets	(1,448)	(76)
Accounts payable	(1,972)	2,247
Payroll and employee benefits	(1,236)	1,616
Accrued income taxes	(2,027)	2,838
Other liabilities	1,171	(359)

Net cash (used in) provided by operating activities	(6,435)	18,795

Cash flows from investing activities:
Purchase of property and equipment	(5,644)	(6,675)
Construction of new corporate facility	-	(15,631)
Proceeds from disposition of equipment	132	172

Net cash used in investing activities	(5,512)	(22,134)

See accompanying notes to consolidated financial statements

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS continued

(Amounts in thousands)

	Nine Months Ended
	Dec. 29, 2000	Dec. 24, 1999
	(Unaudited)

Cash flows from financing activities:
Proceeds from the issuance of mortgage	17,500	-
Payments made on mortgage	(350)	-
(Payments) borrowing on line of credit	(9,300)	10,700
Repurchase and retirement of common stock	(2,886)	(8,586)
Proceeds from the exercise of stock options	212	830

Net cash provided by (used in) financing activities	5,176	2,944

Net decrease in cash and cash equivalents	(6,771)	(395)

Cash and cash equivalents at beginning of period	14,980	11,911

Cash and cash equivalents at end of period	$ 8,209	$ 11,516

Supplementary disclosures of cash flow information:
Income taxes paid	$ 3,383	$ 934
Interest paid	$ 1,171	$ 105

See accompanying notes to consolidated financial statements

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 29, 2000

(Unaudited)

1) Basis of Presentation

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

2) Bank Borrowings and Debt Arrangements

During the first quarter of the current fiscal year, the Company increased its credit facility with a United States bank to $27.5 million from $22.5 million. The $27.5 million consists of a $17.5 million, seven-year, mortgage secured by the Company's new Irvine facility and a $10.0 million three-year unsecured line of credit. The Company ended the current quarter with long-term debt of $16.5 million. Short-term debt at the end of the quarter was $4.9 million, which includes borrowings of $4.2 million against the line of credit and $0.7 million mortgage repayment due within one year.

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 29, 2000

(Unaudited)

3) Earnings per Share

The number of shares used in computing diluted earnings per share equals the total of the weighted-average number of common shares outstanding during the periods presented plus the dilutive effect of stock options. The dilutive effect of stock options represents additional shares which may be issued in connection with their exercise, reduced by the number of shares which could be repurchased with the proceeds at the average market price per share computed on a quarterly and year to date basis during the fiscal year.

The reduction in the number of shares outstanding from 1999 to 2000 is due to the Company's authorized share repurchase program (see note 4). The following table shows the calculation for basic and diluted common shares outstanding:

	Three Months Ended		Nine Months Ended
	Dec. 29, 2000	Dec. 24, 1999	Dec. 29, 2000	Dec. 24, 1999
Basic weighted-average common shares outstanding	6,084,506	6,302,548	6,166,895	6,429,566

Effect of dilutive stock options	-	430,638	-	316,151

Diluted weighted-average common shares outstanding	6,084,506	6,733,186	6,166,895	6,745,717

  Common Stock

As authorized by the Board of Directors, the Company repurchased and retired 154,000 shares of common stock during the quarter at prices ranging from $7.00 to $9.56 per share, at a cost of $1.4 million. Purchases of an additional 57,700 shares of common stock were made subsequent to the end of the quarter and future purchases of up to 92,062 shares of common stock may be made at the Company's discretion.

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 29, 2000

(Unaudited)

5) Restructuring Charges

In the prior quarter, the Company recorded charges of $0.8 million ($0.5 million net of tax or $0.09 per diluted share) to provide for the restructuring of certain line matrix manufacturing and support operations. The restructuring was initiated to reduce production costs by relocating certain manufacturing processes to the Company's Singapore plant, and included the planned elimination of approximately 50 positions, mostly manufacturing and administrative support personnel in the Irvine and Memphis facilities.

During the current quarter, the Company recorded additional restructuring charges of $0.9 million ($0.6 million net of tax or $.09 per diluted share). The charges relate to additional line matrix restructuring, the relocation of the Company's subsidiary, RJS, to the Irvine location, and the relocation of certain thermal manufacturing operations to the Company's Singapore plant.

The restructuring charges and utilization are summarized as follows:

(Amounts in thousands)

	Accrual as of Sept. 29, 2000	Additional Charges	Amounts Utilized	Remaining Accrual as of Dec. 29, 2000

Writedown and Disposal of Fixed Assets	$ 530	$ 145	$ (325)	$ 350

Employee Severance	200	109	(210)	99
Other Liabilities	70	446	(33)	483
Subtotal	270	555	(243)	582

Total Restructuring Accrual	$ 800	$ 700	$ (568)	$ 932

Additional Restructuring Expenses Incurred During the Quarter		166
Total Restructuring Charges		$ 866

During the third quarter of fiscal year 2001, the initial relocation of the line matrix operations was essentially completed, except for certain fixed asset and non-employee related charges, which are expected to be completed during the fourth quarter. As part of the relocation, 52 positions were eliminated, mostly in manufacturing and administrative support functions. Additional charges of $0.2 million were recorded during the third quarter for line matrix restructuring, to write down fixed assets to net realizable value and relocate the manufacturing of hammersprings for the line matrix printers from the Singapore plant to the Irvine facility.

During the third quarter of fiscal 2001, the Company relocated its subsidiary, RJS, from its former location in Santa Fe Springs, California, to the Irvine, California facility and recorded restructuring charges. The restructuring charges consist of $0.3 million related to employee severance, fixed asset disposals and other liability costs and include the planned elimination of approximately 9 positions, mostly manufacturing and administrative support personnel. As of December 29, 2000, the move was completed and 7 positions were eliminated. The remaining fixed asset disposals, employee terminations and severance charges, and other charges are expected to be completed during the fourth quarter of fiscal year 2001. The relocation is part of the Company's accelerating and expanding development of its scanner/verifier technology, and capitalizes on total engineering and technical resources within the Company.

During the third quarter of fiscal 2001, the Company also recorded restructuring charges of $0.2 million related to the relocation of certain thermal manufacturing operations to the Company's Singapore plant. The charges consist of $0.2 million related to employee severance and other liability costs, and include the elimination of approximately 18 positions, mostly manufacturing and administrative support personnel. The relocation is planned to be completed during the fourth quarter of fiscal year 2001.

The restructuring charges discussed above are part of the Company's continuing efforts to reduce production costs and improve manufacturing efficiencies worldwide. In addition to the $0.7 million of restructuring discussed above, the Company also incurred period expenses of $0.2 million related to the line matrix restructuring.

The non-cash component of the above restructuring charges was not significant. The Company believes that internally generated funds will be adequate to provide the cash required for all cash elements of its restructuring.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations

PRINTRONIX, INC. AND SUBSIDIARIES

Except for historical information, this report may contain "forward-looking statements" about Printronix, within the meaning of the Private Securities Reform Act of 1995. Terms such as "objectives", " believes", "expects", "plans", "intends", "estimates", "anticipates", "forecasts", "projections", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer industry and in the economy in general; the ability of the Company to achieve growth in the Asia Pacific market; adverse political and economic events in the Company's markets; the ability of the Company to hold or increase market share with respect to line matrix printers; the ability of the Company to successfully compete against entrenched competition in the thermal printer market; the ability of the Company to attract and retain key personnel; the ability of the Company's customers to achieve their sales projections, upon which the Company has in part based its sales and marketing plans; and the ability of the Company to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change .

RESULTS OF OPERATIONS

Revenues

Compared with the prior year:

Consolidated revenues for the three months ended December 29, 2000, were $40.4 million, a decrease of 21.9% from the same period last year. The shortfall in revenue was across all regions and all product lines, except the thermal product line, which was up 176.3%, due to the new T5000 thermal printer. Sales to the Americas for the quarter were $21.7 million, down from $28.5 million from a year ago. Americas distribution sales decreased 16.5% to $11.6 million. Americas OEM sales decreased 30.7% to $10.2 million, including sales to IBM which were down 34.9%. EMEA (Europe, Middle East and Africa) sales decreased 13.6% to $13.4 million from the same period last year, primarily due to a drop in line matrix business across most OEM customers. EMEA OEM sales were $7.0 million, down from $8.6 million a year ago. EMEA distribution sales were $6.5 million, down from $6.9 million a year ago. Asia Pacific sales for the quarter decreased 20.9% from a year ago to $4.6 million. The prior year benefited from several large contracts, which did not recur in the current quarter. Sales by RJS decreased from a year ago by $1.2 million to $0.6 million. The prior year quarter benefited from the large United States Postal Service sales.

Line matrix sales for the quarter were $31.2 million, a decrease of 25.9% from the same period last year, primarily due to the drop in OEM business. Line matrix revenue was 77.2% of total revenue for the quarter. Laser sales for the quarter totaled $5.0 million, down 23.9% from the prior year. Laser revenue was 12.3% of total revenue for the quarter. Thermal sales for the quarter were $3.7 million, up 176.3% over the same period last year due to the new T5000 thermal product line. Thermal sales were 9.1% of total revenue.

Sales to the largest customer, IBM, represented 28.7% of total sales for the quarter, compared with 30.7% a year ago. Sales to the second largest customer represented 8.0% of total sales for the quarter, compared with 7.2% last year.

For the three months ended December 29, 2000, sales by channel were 44.5% OEM and 55.5% distribution compared with 45.1% OEM and 54.9% distribution for the same period last year.

The Company has attributed the drop in revenue to the current environment of economic uncertainty. The line matrix products produced by the Company have a reputation for long life and users tend to delay programs to upgrade systems in an uncertain economy. Sales of line matrix products tend to follow the manufacturing and distribution segments of the economy, which are reporting slower growth and plant closures. The Company foresees continuing slow economic market conditions in the near term future and has taken steps to restructure the Company to return to profitability at the current quarterly sales levels. The Company has also undertaken steps to return to profitability by expanding the major accounts programs. The Company is also expanding the thermal printing solutions and customer services. The Company does not expect to achieve sales above the prior year levels until later in the next fiscal year, depending upon the performance of the manufacturing and distribution sectors.

Compared with the prior quarter:

Compared with the prior quarter, revenue decreased $1.1 million, or 2.6%, which included a 13.9% decrease in the Americas, a 17.7% increase in EMEA and a 12.8% increase in Asia Pacific. EMEA sales in the quarter were up over the prior quarter primarily in the OEM channel. Asia Pacific sales increased over the prior quarter due to higher line matrix sales into China. In the prior quarter, line matrix sales were $31.5 million, or 76.1% of revenue, laser sales were $5.3 million, or 12.8% of revenue, and thermal sales were $3.9 million, or 9.4% of revenue. OEM sales and distribution sales were 42.4% and 57.6% of revenue, respectively, in the prior quarter.

Year to date:

For the nine months ended December 29, 2000, sales decreased to $121.5 million, a 14.3% decrease from the same period last year. Sales in the Americas, EMEA and Asia Pacific decreased 8.9%, 22.1% and 10.3% respectively. RJS sales decreased by $1.6 million, a 44.7% decrease, from the same period last year, due to the large sales in the prior period to the United States Postal Service.

OEM year to date sales decreased 16.8% to $54.3 million and distribution sales decreased 10.7% to $67.2 million from the same period last year.

For the nine months ended December 29, 2000, line matrix sales were $94.2 million, a decrease of 19.2% compared with the same period last year. Laser sales were $15.4 million, a decrease of 13.7% compared with the same period last year. Thermal sales were $10.0 million, an increase of 155.2% over the same period a year ago due to the growth of the T5000 product line.

Sales to IBM for the nine months ended December 29, 2000, represented 27.5% of total sales compared with 30.0% in the same period last year. Sales to the second largest customer represented 8.6%, compared with 7.6% for the same period last year.

Gross Profit

Gross profit for the quarter ended December 29, 2000, was 26.5% of sales, down from 33.0% for the same quarter last year. For the nine months ended December 29, 2000, gross profit decreased to 26.8% compared with 33.1% for the corresponding period last year. The deterioration compared with the prior year is primarily due to volume, product mix, and the introduction of the 4" thermal product and the ramp up of the thermal printer production being based upon high cost soft tooling, partially offset by the early benefits of the manufacturing restructuring which began last quarter. The improvement over the prior quarter is due to the manufacturing restructuring benefits.

Operating Expenses, Other Income (Expense)

Engineering and development expenses for the three months ended December 29, 2000, decreased 18.1% to $3.8 million compared with the same period last year. The decrease reflects lower spending for research and design work on the T5000 product line as that product line has moved into production. As a percentage of sales, engineering and development expenses were 9.5% for the current quarter and 9.1% for the same quarter last year. For the nine months ended December 29, 2000, engineering and development expenses decreased to $12.7 million, a decrease of 10.8% from the same period last year.

Sales and marketing expenses for the three months ended December 29, 2000, decreased 11.7% to $4.5 million compared with the same period last year, mainly due to lower commissions. As a percentage of sales, sales and marketing expenses were 11.1% for the current quarter and 9.8% for the same quarter last year. For the nine months ended December 29, 2000, sales and marketing expenses were $13.5 million, a decrease of 4.8% from the same period last year.

General and administrative expenses for the three months ended December 29, 2000, decreased 5.8% to $2.1 million compared with the same period last year due primarily to lower recruiting fees and property taxes. As a percentage of sales, administrative expenses were 5.1% for the current quarter and 4.2% in the same quarter last year. For the nine months ended December 29, 2000, general and administrative expenses decreased to $6.4 million, a decrease of 7.6% from the same period last year, due to lower labor costs and lower provision for bad debts.

Operating expenses for the current quarter included restructuring charges of $0.9 million. This amount consisted of $0.2 million for certain additional line matrix restructuring, $0.3 million for the relocation of the Company's subsidiary, RJS, to the Irvine location, $0.2 million for the relocation of certain thermal manufacturing operations to the Company's Singapore plant, and an additional $0.2 million in period costs for the line matrix restructuring. The Company expects to realize the benefits of the restructuring through higher gross margins due to lower product costs, mainly as a result of lower material costs and lower labor and depreciation expenses. The Company began to realize the benefits of the line matrix restructuring late in the third fiscal quarter. The Company expects to realize the benefits of the RJS restructuring and the thermal product restructuring in the in the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002, respectively.

Other income decreased for the three and nine months ended December 29, 2000, compared with the same periods last year. The decrease was due to higher interest expense, lower interest income and reduced foreign currency exchange gains.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the quarter with cash and cash equivalents of $8.2 million, down $6.8 million from the beginning of the fiscal year. The Company ended the quarter with long-term debt of $16.5 million. Short-tem debt at the end of the quarter was $4.9 million, which includes borrowings of $4.2 million against the line of credit and $0.7 million mortgage repayment due within one year. The current cash position reflects expenditures during the quarter for the purchase and retirement of 154,000 shares of Printronix common stock at an average share price of $8.83, totaling $1.4 million. Capital expenditures for the quarter were $1.9 million.

Inventories were $22.3 million, an increase of $4.6 million from the beginning of the fiscal year. Inventories increased partly due to higher thermal product line inventory, and partly to Line Matrix ribbons, which are now manufactured in China in order to achieve significant cost reductions. Previously, the Company purchased ribbons from a United States supplier, which owned the ribbon inventory and direct shipped product to the Company's customers.

The Company believes that its internally-generated funds, together with available financing, will be adequate in providing its working capital requirements, capital expenditures, and engineering development needs through the current fiscal year.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosure About Market Risk

PRINTRONIX, INC. AND SUBSIDIARIES

MARKET RISK

The Company implemented a foreign currency-hedging program as of April 2000 in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. The Company entered into foreign currency forward exchange contracts with maturities from 30 180 days. All contracts are with a major financial institution. As of December 29, 2000, the Company had $3.6 million foreign currency forward exchange contracts outstanding. The Company does not use the contracts for speculative or trading purposes. Gains and losses under these contracts were immaterial for the quarter.

The Company has financial instruments that are subject to interest rate risk, principally debt obligations. Short-term borrowings are at variable rates for periods that generally do not exceed 90 days. During the current quarter and fiscal year, interest rates on short-term borrowings averaged 8.5% and 8.1%, respectively. Long-term borrowings, consisting of the mortgage secured by the Company's Irvine facility, are at variable rates based on Libor rates, and are reset not more than annually at the Company's discretion. The interest rate on the mortgage was 8.0% as of December 29, 2000. During the current fiscal year the average interest rate on the mortgage was 8.2%. If interest rates were to increase by 10% (81 basis points on short-term debt and 82 basis points on the mortgage), the impact on pre-tax earnings in the Company's year to date fiscal 2001 would not be material.

PART II. OTHER INFORMATION

PRINTRONIX, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

See "Item 3. Legal Proceedings" reported in part 1 of the Company's Report on Form 10-K for the fiscal year end March 31, 2000.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits

  No exhibits were filed or required to be filed for the quarterly period covered by this report.

  Reports

No reports on Form 8-K have been filed by the Registrant for the quarterly period covered by this report.

PRINTRONIX, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2001	PRINTRONIX, INC.
(Registrant)
By: /s/ George L. Harwood
George L. Harwood
Sr. Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial Officer and Duly Authorized Officer)