Form 10-K405
period 2001-03-30
PRINTRONIX INC
filed 2001-06-28
CIK 311505

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended   MARCH 30, 2001
                                --------------

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    On May 25, 2001, there were 5,906,839 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock (based upon the closing price of $5.80 per share as quoted in the Nasdaq Stock Market(R) on May 25, 2001) held by non-affiliates of the Registrant was $24,375,904.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 30, 2001 are incorporated by reference into Parts I, II, and IV of this report.

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 22, 2001 are incorporated by reference into
Part III of this report.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

    Certain geographic information for Item 1 is contained in the Company's 2001 Annual Report to Stockholders on page 30, which information is incorporated herein by reference (and except for that page, the Company's Annual Report to Stockholders for the fiscal year ended March 30, 2001, is not deemed filed as part of this report).

GENERAL

    Printronix, Inc. designs, manufactures and markets medium and high speed printing solutions together with associated supplies and services. The printers function on a wide range of computer systems and software platforms. Printronix printers produce "hard copy" output using line matrix, thermal and laser printing technologies. The Company's products are designed primarily for business and industrial applications where performance and reliability are paramount. All of the Company's printers have extensive graphics capabilities allowing them to support most popular graphics languages while producing every type of printed computer output, from reports, multi-part forms and labels to bar codes.

    The Company also designs, manufactures and markets bar code verifiers. The verifiers are both hand-held and on-line units, incorporating traditional and American National Standards Institute (ANSI) verification.

    Printronix, Inc. was incorporated in California in 1974 and was reincorporated in Delaware in December 1986. Unless the context otherwise requires, the terms "Company" and "Printronix" refer to Printronix, Inc. and its consolidated subsidiaries.

ACQUISITION

    In January 1998, the Company, through a 91.5% majority-owned subsidiary, acquired the assets, rights to the bar code verification business and the RJS Systems International (RJS) name, from Eltron International, Inc. (Eltron) by a cash payment of $2.9 million in a business combination accounted for as a purchase. RJS is primarily engaged in bar code verification products. See Note 2 of Notes to Consolidated Financial Statements for more details on the acquisition. During fiscal 1999, the Company's ownership interest of RJS was reduced to 84.4%, which resulted from the issuance of additional shares of subsidiary stock. In January 2001, the Company acquired the remaining shares of RJS common stock in exchange for 45,424 shares of Printronix common stock.

TECHNOLOGY

    Printronix core technologies include line matrix and thermal print engines, subsystem controllers and software, bar code verification and network printer management. Line matrix, thermal and laser printers developed from these technologies are unified by a common control architecture called Printronix System Architecture (PSA(R)), the latest version of which is PSA(R)2 (PSA2). This architecture permits all three printing technologies to be application compatible by supporting common graphics languages, host communication protocols, and global network management.

    The Company also offers advanced network printer management solutions with its PrintNet(R) Plus option and Printronix Printer Manager (PPM), which is a combination of hardware and software components. PrintNet Plus is a global printing troubleshooting and management system that allows remote management control of Printronix printers from a networked desktop. The PrintNet interface card provides the connection to an Ethernet local area network while PPM is a Java-based software application providing advanced configuration management tools.

    In addition, the Company also offers the unique Online Data Validation (ODV(TM)) capability that ensures all bar codes produced on the T5000 thermal printer are readable by bar code scanners. ODV analyzes each bar code immediately after the label is printed and validates that the bar code is within specifications. ODV also provides a quality control record of each bar code printed.

    All of the Company's printers support Printronix IGP(R)/PGL(R) and IGP/VGL bar code label printing languages. During fiscal 2001, the Company further advanced its industry leadership in network printer management, bar code verification and thermal printing through new product introductions.

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

    A bar code verifier reads and decodes a bar code in the same manner as a normal scanner, but additionally, it analyzes the adherence of the bar code to published industry specifications. Hand-held portable models and on-line models are available that meet practically any industry requirement. On-line verifiers are fixed to either printers or conveyance systems. When attached to a printer, the verifier analyzes the bar codes being produced by the printer. When attached to a conveyance system, the verifier analyzes the bar codes as they traverse in front of it. On-line models have an additional feature that communicates with the printers or conveyance systems and allows them to be controlled. These control functions can stop the printers or conveyance systems, sound alarms or alert operators that manual intervention is required if the bar codes are not meeting industry specifications.

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

    Line matrix models include the Printronix P5000 series line printer family with speeds ranging from 500 to 1500 lines per minute. The P5000 series models were introduced in fiscal 1996, with enhancements in fiscal 1999, and replaced the Company's previous generation models in the MVP, P3000, P4000, P6000, and P9000 series. Applications for line matrix printers include reports, multi-part forms, bar codes, labels and program listings.

    The P5000 series line matrix printers operate at 500, 1000 and 1500 lines per minute as summarized below.

                    ----------------------------------------
                       LINE MATRIX             SPEED
                      PRINTER MODEL     (LINES PER MINUTE)
                    ----------------------------------------
                          P5X05               500 LPM
                    ----------------------------------------
                          P5X10              1000 LPM
                    ----------------------------------------
                          P5X15              1500 LPM
                    ----------------------------------------

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

    The Printronix P5000 series of line matrix printers offer the PrintNet(R) Plus option and Printronix Printer Manager (PPM).

THERMAL PRINTERS

    Thermal printers create images on paper by heating thermal sensitive media. The image is created either by heating an ink-based ribbon which transfers its ink to the paper label material (transfer) or by heating paper label material in which the thermally sensitive ink is already impregnated (direct). This type of printer is especially useful in "on-demand" label applications, such as bar code and label printing. The Printronix thermal printers range in print width from
4.1 to 8.5 inches and in speed from 6 to 10 inches per second. The T4000 model uses print engines purchased from outside suppliers and is integrated with PSA2.

    --------------------------------------------------------------------------------
                                     DIRECT OR         SPEED              DPI
       THERMAL MODEL    PRINT WIDTH   TRANSFER  (INCHES PER SECOND) (DOTS PER INCH)
    --------------------------------------------------------------------------------
           T4204      4.1 Inch Label   Both            6 IPS             203
    --------------------------------------------------------------------------------

    In March 2000, the Company introduced the new T5000 printers. The T5000 is a family of thermal bar code label printers designed, engineered and manufactured by Printronix, utilizing PSA2 and PrintNet Plus. The T5000 also offers the unique ODV capability that ensures all the bar codes it produces meet industry specifications. With PrintNet Plus, ODV and PSA2, the T5000 sets a new standard to meet the demands of today's printing applications. These printers address a wide range of label printing applications in the manufacturing, distribution, retail and healthcare sectors.

    -------------------------------------------------------------------------------------
          T5000                         DIRECT OR          SPEED               DPI
      THERMAL MODEL      PRINT WIDTH    TRANSFER    (INCHES PER SECOND)  (DOTS PER INCH)
    ------------------- -------------- ------------ -------------------- ----------------
          T5204         4.5 Inch Label    Both            10 IPS               203
    -------------------------------------------------------------------------------------
          T5206         6.6 Inch Label    Both            10 IPS               203
    -------------------------------------------------------------------------------------
          T5208         8.5 Inch Label    Both             8 IPS               203
    -------------------------------------------------------------------------------------
          T5304         4.5 Inch Label    Both             8 IPS               300
    -------------------------------------------------------------------------------------
          T5306         6.6 Inch Label    Both             8 IPS               300
    -------------------------------------------------------------------------------------
          T5308         8.5 Inch Label    Both             6 IPS               300
    -------------------------------------------------------------------------------------

LASER PRINTERS

    The Company's fanfold laser printers create images on paper electrographically like a copier machine. The image is fixed to the paper with toner in the same manner as copiers. The controllers, designed by the Company, are integrated with print engines purchased from outside suppliers. All models are available with optional power stackers.

    The LaserLine(R) printers combine print quality and speed with the distinct advantages of fanfold forms. A straight-through paper path combined with optional power stacking allows for long, unattended print runs. The L1524 laser printer operates at up to 24 pages per minute. The L1524 utilizes the more conventional heat/pressure fusing process, supports form widths up to 10 inches and offers a 50,000 pages per month duty cycle. The L1524 is primarily used for medium volume billing and labeling applications.

    The LaserLine L5520 and L5535 fanfold laser printers operate at up to 35 pages per minute and have a unique flash fusing process, which produces output of exceptional durability and quality. Unlike other laser printers, the L5520 and L5535 can print on a wide variety of media including synthetics and plastic cards. The wide carriage, high duty cycle and durability of the output make these printers particularly well suited for high volume utility type billing and labeling applications.

    ---------------------------------------------------------------------------------
                                                      SPEED               DPI
      LASER MODEL              PAPER           (PAGES PER MINUTE)   (DOTS PER INCH)
    ---------------------------------------------------------------------------------
         L1524        A-Size Continuous Form         24 PPM               300
    ---------------------------------------------------------------------------------
         L5520        14.6 Print Width               20 PPM         240 / 300 / 400
                      Continuous Form
    ---------------------------------------------------------------------------------
         L5535        14.6 Print Width               35 PPM         240 / 300 / 400
                      Continuous Form and
                      Cut Sheet
    ---------------------------------------------------------------------------------

SUPPLIES, CONSUMABLES AND SERVICES

    The Company also sells associated printer supplies and consumables such as ribbons and toner. Some of these products are designed and manufactured by the Company; others are purchased from outside suppliers. The Company offers maintenance service agreements and the Advanced Exchange program, which minimizes the amount of inventory needed by its customers to service the printers. The printers are sold with warranties, but customers can purchase maintenance service agreements from the Company or from the Company's channel which cover the post warranty time period. The Company also repairs and sells spare parts to its channel, which are used to support their maintenance service agreements. Services, such as system integration services, maintenance agreements and installations are an area of expected growth opportunity for the Company.

MARKETING AND CUSTOMERS

    The Company markets its products to manufacturers, distributors, retailers, etc. for use in producing bar codes, labels, tags, transaction documents and information reports. In addition, the Company markets its products to information systems departments for use in producing multi-part forms and reports. Printronix printers are sold worldwide through major computer systems companies (OEMs), and a network of full-service distributors, system integrators and value added resellers (VARs).

    The market for bar code verifiers consists mainly of companies that use bar codes as a critical source for data, print bar codes, supply bar codes to other companies either as labels or on products and/or have internal quality procedures relating to bar codes, such as ISO 9000 requirements. Verifiers are marketed worldwide. More than 80% of net sales for fiscal 2001 were within the United States, with the remainder sold mostly to Asia.

    The Company's 10 largest customers accounted for an aggregate of approximately 54.7% of net sales for fiscal 2001, 57.0% of net sales for fiscal 2000, and 59.0% of net sales for fiscal 1999. OEM sales and distribution channel sales were 44.0% and 56.0% of net sales for fiscal 2001, respectively. Channel sales remained relatively unchanged for fiscal 2000 and fiscal 1999, with 46.4% OEM and 53.6% distribution for fiscal 2000 compared with 46.0 % and 54.0% for fiscal 1999.

    In fiscal 2001, 2000 and 1999, the Company had two customers, which individually represented a significant percentage of consolidated sales. Sales to the largest customer, IBM, represented 26.1%, 30.0% and 29.8% of consolidated net sales in fiscal 2001, 2000 and 1999, respectively. Sales to the second largest customer represented 8.5%, 7.6% and 8.7% of consolidated net sales for fiscal 2001, 2000 and 1999, respectively. Loss of this customer base, or channel, could have a material impact on the Company's future results from operations and cash flow.

COMPETITION

The Company's products compete in the overall market for medium and high-speed computer printers. The overall market includes serial, line matrix, band, laser, inkjet and thermal transfer printers. This overall market includes a large captive market which consists of computer systems manufacturers that formerly produced their own printers and in the past have not bought from independent printer manufacturers. Due to the increasingly competitive nature and the level of investment now required for ongoing line matrix and thermal printer development, all of these companies are now buying from independent manufacturers. The Company competes on a direct basis with several companies of varying sizes, including some of the largest businesses in the United States and Japan, in the non-captive market. Competing products include high-end serial printers, medium and high-speed line printers, laser printers, thermal printers, inkjet and other non-impact technologies.

    On-line verifier products offer a unique feature mix of fixed position scanning, verification communication and controls. There is little direct competition at this time. For portable verifiers, there are two major competitors in the United States. Both major competitors purchase on-line systems from the Company.

    Competitive factors in the Company's markets include reliability, durability, price, print quality, versatility of special performance features and after-sales support, including System Integration Services. The Company believes its printers are highly competitive with regard to features, price/performance and cost of ownership. The Company's System Integration Services includes a wide range of services to assure that our printer solutions deliver their full potential in our customer's enterprise system. The Company can offer no assurance that products with superior technology or superior price/performance will not be introduced. If introduced, those products could have a material impact on the Company's operations.

    The Company has responded to interest by our customers in other printing technologies and has periodically evaluated these technologies and intends to continue to do so.

ORDER BACKLOG

    The Company's order backlog at March 30, 2001, was approximately $4.2 million, compared with $3.3 million at March 31, 2000, and $16.5 million at March 26, 1999. The decrease in backlog compared with the fiscal 1999 is due to the Company's largest customer converting to direct shipments in the U.S. effective July 1999. As a result of this conversion, the customer no longer needs to maintain any U.S. inventory. Direct shipment provides quick, just in time delivery to the end user. Conversion to direct shipment means the customer no longer needs to place orders for U.S. shipments in advance for the coming quarter. To date, the majority of the Company's customers in the U.S., Europe, Middle East and Africa, have converted to just in time delivery, and to direct shipment in the U.S., so the order backlog is no longer an indication of future sales. The backlog represents orders for which the majority of products have a delivery date and expected ship date of three months or less.

RAW MATERIALS

    The Company purchases custom mechanical and standard electronic components from numerous outside suppliers. Most of those components used in the Company's impact and thermal printers are available from alternate sources should an issue arise with the existing source. Tooling is typically transferable to a new source with minimal ramp up time to full production capabilities. The Company also purchases certain components from sole sources and has no reason to believe that supply from these sources would be placed in jeopardy. However, if the Company were to lose any sole source for a component, there could be a delay in shipment of printers using those components until an alternate source could be ramped to fulfill production requirements. The Company's laser and ThermaLine(R) printer products are designed to use specific proprietary print engines and printer assemblies manufactured by outside suppliers. The Company has entered into written purchase agreements for these printer components and has no reason to believe that it will be unable to obtain the materials required.

ENGINEERING AND DEVELOPMENT

    The Company operates in an industry which is subject to rapid technological change, and its ability to compete successfully depends upon, among other things, its ability to anticipate market needs and quickly respond with new solutions. Accordingly, the Company is committed to a product development process that is coupled to market requirements and facilitates high quality, rapid, product development and introduction. The Company's engineering and development expenditures incurred were approximately $16.7 million in fiscal 2001, compared with $19.3 million in fiscal 2000 and $18.1 million in fiscal 1999. Engineering personnel are located in all three key regions: the Americas, Europe, and Asia Pacific. Research and development expenditures were made in fiscal 2001 to enhance our suite of enterprise system printing solutions. These enhancements include new network printer management applications, three new T5000 thermal printer models, Online Data Validation for all models of the T5000 family, new Line Matrix technology advancements and PSA system architectural extensions.

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

EMPLOYEES

    The Company had 903 employees as of March 30, 2001, including 511 in the United States, 317 in Asia Pacific and 75 in Europe.

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

FOREIGN OPERATIONS

    The Company has manufacturing facilities in Singapore, wherein line matrix and thermal printer products and some printed circuit board assemblies are produced. As part of the fiscal 2001 restructuring, the production of line matrix and thermal printers was centralized in the Singapore facilities. See
Note 6 of Notes to Consolidated Financial Statements for more details on the restructuring. Also provided out of the Singapore facilities are product support and customer service for the Asia Pacific region. The Company has a facility in the Netherlands that provides product support, customer service, line matrix, thermal and laser product configuration and distribution. The Company has sales offices within Germany, France, the United Kingdom, Austria, India, China and Singapore.

    International sales represented 45.1% of the Company's total sales in fiscal 2001, 47.6% in fiscal 2000 and 45.9% in fiscal 1999.

    The Company is not aware of any significant risks with respect to its foreign business other than those inherent in the competitive nature of the business and fluctuations in foreign currency exchange rates. Selected financial information regarding foreign and export sales by geographic area is set forth in Note 9 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

    In fiscal 1998, the Company purchased land in Irvine, California, for $8.1 million to build a new corporate facility. During the third quarter of fiscal 2000, the Company's new 186,000 square foot facility was completed and occupied with no interruption to business. The new facility consolidated into one complex, the corporate facility, research and development and U.S. manufacturing operations, which were previously housed in five separate buildings. During fiscal 2000, capital expenditures related to the construction of the building were $11.3 million. Expenditures for equipment and machinery related to the new facility were $0.4 million, and expenditures for furniture and fixtures related to the new facility were $4.8 million during fiscal 2000. Capital expenditures related to the construction of the building were $4.1 million in fiscal 1999. During fiscal 2001, the operations of the Company's subsidiary, RJS, were relocated from their former, leased facilities in Santa Fe Springs, California, to the Irvine facility as part of the fiscal 2001 restructuring. See Note 6 of Notes to Consolidated Financial Statements for more details on the restructuring. The lease on the Santa Fe Springs facility expired in April, 2001.

    The Company's foreign operations are located in the Netherlands and Singapore. The Netherlands operations are in leased facilities of approximately 34,000 square feet. The Singapore operations were moved to a new 74,000 square foot state-of-the-art building purchased in fiscal 1997 for approximately $3.8 million with an additional $3.7 million spent in capital improvements in fiscal 1997 through fiscal 2001. The Company also leases several small offices, generally on short-term leases, throughout the United States, Asia Pacific and Europe for sales or service.

See Note 10 of Notes to Consolidated Financial Statements for a summary of the expiration dates and lease or rental commitments.

    The Company opened a distribution and printer configuration facility in Memphis, Tennessee, during the fourth quarter of fiscal 1999 to provide faster delivery and support to the Eastern two-thirds of the United States. The leased facility is approximately 44,000 square feet. As part of the fiscal 2001 restructuring, the printer configuration operations were moved from the Memphis facility to Irvine. See Note 6 of Notes to Consolidated Financial Statements for more details on the restructuring.

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

    There are presently no Board remediation orders outstanding against the Company. As of March 30, 2001, the Company has reserved $214,000 to cover further legal fees or any additional expenses related to environmental tests which could be requested by the Board at the site. To date, the Company has incurred only minimal expense in its initial response to the Board's request for information and for environmental testing. However, the Company could be subject to charges related to remediation of the site. These charges on a preliminary (and very general) basis, could be estimated as follows:

    Remediation involves a two-step procedure. The first step would include the installation of a soil vapor extraction system. The cost of installation could range from $50,000 to $100,000. This would involve annual operating costs of up to $50,000 for a period of several years. The second step would be the installation of a pump and water treatment system to cleanse the groundwater. The cost of installation would range from $100,000 to $200,000. The annual operating costs could be as high as $100,000 for a period which cannot now be ascertained.

    The Company is convinced that it bears no responsibility for any contamination at the site and intends to vigorously defend any action which might be brought against it in respect thereto. Furthermore, the Company believes it has adequately accrued for any future expenditures in connection with further legal fees or additional environmental tests that could be requested by the Board at the site, and that such expenditures will not have a material adverse effect on its financial condition or results of operations. However, because of the uncertainty of this matter there is no assurance the actual costs will not exceed management's estimate.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company and their ages as of May 25, 2001, are as follows:

      Robert A. Kleist       72  President, Chief Executive Officer and Director

      Theodore A. Chapman    52  Senior Vice President, Engineering and Chief
                                 Technical Officer

      C. Victor Fitzsimmons  53  Senior Vice President, Worldwide Manufacturing

      Ralph Gabai            63  Senior Vice President, Sales and Marketing

      George L. Harwood      56  Senior Vice President, Finance and Information
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

    Mr. Fitzsimmons joined the Company in September 1985 as Director of Information Systems. In December 1988, he was appointed Vice President, Information Systems. In May 1990, Mr. Fitzsimmons assumed responsibility for Printronix B.V., the Company's Netherlands subsidiary. Mr. Fitzsimmons was appointed to the additional office of Vice President, Irvine Manufacturing in October 1990. In July 1991, he assumed responsibility for Printronix Schweiz GmbH (formerly known as Printronix A.G.), the Company's Singapore subsidiary. From May 1992 to October 1994, Mr. Fitzsimmons was Senior Vice President, Manufacturing and Information Systems. In October 1994, he was appointed Senior Vice President, Worldwide Manufacturing. From September 1979 to September 1985, Mr. Fitzsimmons held various senior IS positions at Magnavox.

    Mr. Gabai joined the Company in August 1998 as Senior Vice President, Marketing. In March 2001, he was appointed Senior Vice President, Sales and Marketing. Prior to August 1998, Mr. Gabai had served as a director of the Company since 1988. From April to August 1998, Mr. Gabai was President of Bi-Coastal Consulting Ltd., a firm specializing in management consulting, a position he also held from March 1984 to December 1996. From December 1996 to April 1998, Mr. Gabai was President and Chief Executive Officer of MicroNet Technology, Inc., a manufacturer and marketer of Storage Systems and RAID Memory Systems. From June 1981 to March 1984, Mr. Gabai was the Chairman and Chief Executive Officer of Microperipherals Inc., which engaged in the business of manufacturing flexible disk drives. From July 1987 until December 1989, Mr. Gabai was Chairman and Chief Executive Officer of Triplex Corporation, a manufacturer of fault tolerant programmable controllers. From January to December 1990, Mr. Gabai was Chairman and Chief Executive Officer of Unistructure, Inc., a firm engaged in high density electronic packaging.

    Mr. Harwood joined the Company in October 1988 as Senior Vice President, Finance and Chief Financial Officer. Mr. Harwood was appointed to the additional office of Corporate Secretary in January 1989. In October 1994, Mr. Harwood assumed responsibility for the Company's Information Systems. From December 1984 to October 1988, Mr. Harwood was Chief Financial Officer and Vice President, Finance at Qume Corporation. From December 1982 to December 1984, Mr. Harwood was Group Controller of ITT Automotive Products, Worldwide. In prior years, Mr. Harwood has held various senior financial positions at ITT in Brussels, London, and Zambia. Mr. Harwood is a Fellow of the Institute of Chartered Accountants in England and has had seven years of public accounting experience, including positions at Price Waterhouse LLP.

                                     PART II

    Information for Items 5, 6, 7 and Item 8 is contained in the Company's 2001 Annual Report to Stockholders on the following pages, which information is incorporated herein by reference (and except for these pages, the Company's Annual Report to Stockholders for the fiscal year ended March 30, 2001, is not deemed filed as part of this report):

                                                               ANNUAL REPORT TO
                                                                 STOCKHOLDERS
    ITEM NO.                         TITLE                      PAGE REFERENCE
    --------                         -----                      --------------
    Item 5.    Market for Registrant's Common Equity and       11 and back cover
               Related Stockholder Matters

    Item 6.    Selected Financial Data                                11

    Item 7.    Management's Discussion and Analysis of               12-16
               Results of Operations and Financial Condition

    Item 8.    Financial Statements and Supplementary Data           17-31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

    Information required under Item 10 "Directors and Executive Officers of the Registrant" (except for certain information concerning the Executive Officers provided in Part I of this report), Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management," and Item 13 "Certain Relationships and Related Transactions" has been omitted from this report. Such information is hereby incorporated by reference from Printronix's Proxy Statement for its Annual Meeting of Stockholders to be held on August 22, 2001, which the Company intends to file with the Securities and Exchange Commission not later than July 18, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)    Index to Financial Statements

 1. Financial Statements included in Part II of this report:

                                                                                   *PAGE IN
                                                                                 ANNUAL REPORT
                                                                                 -------------
   Report of Independent Public Accountants                                           32

   Consolidated Balance Sheets as of March 30, 2001 and March 31, 2000                17

   Consolidated Statements of Income for each of the three fiscal years               18
   in the period ended March 30, 2001

   Consolidated Statements of Stockholders' Equity for each of the three              19
   fiscal years in the period ended March 30, 2001

   Consolidated Statements of Cash Flows for each of the three fiscal                 20
   years in the period ended March 30, 2001

   Notes to Consolidated Financial Statements                                        21-31

* Incorporated by reference from the indicated pages of the Company's Annual Report to Stockholders for the fiscal year ended March 30, 2001 (and except for these pages, the Company's Annual Report to Stockholders for the fiscal year ended March 30, 2001, is not deemed filed as part of this report).

 2. Schedules supporting the Consolidated Financial Statements:

                                                                                      PAGE IN THIS
                                                                                         REPORT
                                                                                      ------------
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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of Printronix, Inc.:


    We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Printronix, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 27, 2001 (except with respect to the matters discussed in Note 11, as to which the date is June 15, 2001). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             ARTHUR ANDERSEN LLP

Orange County, California
April 27, 2001

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: June 20, 2001

                                             PRINTRONIX, INC.


                                             By:        ROBERT A. KLEIST
                                                --------------------------------
                                                   Robert A. Kleist, President

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

     SIGNATURE                                         TITLE                                 DATE
     ---------                                         -----                                 ----
     ROBERT A. KLEIST                  President, Chief Executive Officer and           June 20, 2001
     ------------------------------    Director (Principal Executive Officer)
     Robert A. Kleist

     GEORGE L. HARWOOD                 Senior Vice President, Finance & IS, Chief       June 20, 2001
     ------------------------------    Financial Officer and Corporate Secretary
     George L. Harwood                 (Principal Accounting and Financial Officer)

     BRUCE T. COLEMAN                  Director                                         June 20, 2001
     ------------------------------
     Bruce T. Coleman

     JOHN R. DOUGERY                   Director                                         June 20, 2001
     ------------------------------
     John R. Dougery

     CHRIS WHITNEY HALLIWELL           Director                                         June 20, 2001
     ------------------------------
     Chris Whitney Halliwell

     ERWIN A. KELEN                    Director                                         June 20, 2001
     ------------------------------
     Erwin A. Kelen

                        PRINTRONIX, INC. AND SUBSIDIARIES

                                 ---------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

      FOR EACH OF THE THREE FISCAL YEARS IN THE PERIOD ENDED MARCH 30, 2001

                                ($ in thousands)


                                            ADDITIONS
                                     ----------------------
                        BALANCE AT   CHARGED TO    CHARGED                   BALANCE
                        BEGINNING     COST AND     TO OTHER                   AT END
DESCRIPTION             OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
-----------             ---------    ----------    --------    ----------   ---------
FISCAL YEAR ENDED
MARCH 30, 2001
  Allowance for
  Doubtful Accounts       $2,434       $  464       $   --       $744 A       $2,154
                          ======       ======       ======       ====         ======


FISCAL YEAR ENDED
MARCH 31, 2000
  Allowance for
  Doubtful Accounts       $2,302       $  359       $   --       $227 A       $2,434
                          ======       ======       ======       ====         ======


FISCAL YEAR ENDED
MARCH 26, 1999
  Allowance for
  Doubtful Accounts       $1,920       $  729       $   --       $347 A       $2,302
                          ======       ======       ======       ====         ======


      Descriptions of Other Additions and Deductions:

         A -- Write-off bad debt

                                INDEX OF EXHIBITS


   EXHIBIT
    NUMBER        DESCRIPTION
   --------       -----------
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

     4.1 Copies of certain instruments, which in accordance with paragraph (b) (4) (iii) of Item 601 of Regulation S-K are not required to be filed as exhibits to Form 10-K, have not been filed by Printronix. Printronix agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

     4.2          Amended and Restated Rights Agreement, dated as of April 4,
                  1999 between Printronix, Inc. and Chase Mellon Shareholder
                  Services, L.L.C., including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A/A filed on or about May 7, 1999).

    10.1          Printronix, Inc. 1980 Employee Stock Purchase Plan, as amended
                  (incorporated by reference to Exhibits 4.1 and 4.2 to Post-Effective Amendment No. 5 to Registration Statement No.
                  2-70035 on Form S-8).

    10.2          Reserved.

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

   EXHIBIT
    NUMBER        DESCRIPTION
   --------       -----------
    10.6b         Amendment to Restricted Stock Purchase Agreement dated April
                  2, 2001 between the Company and Robert A. Kleist.

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

    10.8b         Amendment to Restricted Stock Purchase Agreement dated April
                  2, 2001 between the Company and George L. Harwood.

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

    10.9b         Amendment to Restricted Stock Purchase Agreement dated April
                  2, 2001 between the Company and C. Victor Fitzsimmons.

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

    10.11b        Amendment to Restricted Stock Purchase Agreement dated April
                  2, 2001 between the Company and Gordon B. Barrus.

   EXHIBIT
    NUMBER        DESCRIPTION
   --------       -----------
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

    10.12b        Amendment to Restricted Stock Purchase Agreement dated April
                  2, 2001 between the Company and Theodore A. Chapman.

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

    10.13b        Amendment to Restricted Stock Purchase Agreement dated April
                  2, 2001 between the Company and Philip Low Fook.

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

    10.14b        Amendment to Restricted Stock Purchase Agreement dated April
                  2, 2001 between the Company and Bruce T. Coleman.

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

    10.15b        Amendment to Restricted Stock Purchase Agreement dated April
                  2, 2001 between the Company and John R. Dougery.

    10.16 Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Ralph Gabai (incorporated by reference to Exhibit 10.21 to the Company's Report on Form 10-K for the fiscal year ended March 27, 1998).

   EXHIBIT
    NUMBER        DESCRIPTION
   --------       -----------
    10.16a        Amendment to Restricted Stock Purchase Agreement dated
                  March 26, 1999 between the Company and Ralph Gabai
                  (incorporated by reference to the Company's report on Form
                  10-K for fiscal year ended March 26, 1999).

    10.16b        Amendment to Restricted Stock Purchase Agreement dated April
                  2, 2001 between the Company and Ralph Gabai.

    10.16c Restricted Stock Purchase Agreement, dated August 21, 1998 between the Company and Ralph Gabai (incorporated by reference to the Company's report on Form 10-K for fiscal year ended March 26, 1999).

    10.16d        Amendment to Restricted Stock Purchase Agreement dated
                  March 26, 1999 between the Company and Ralph Gabai
                  (incorporated by reference to the Company's report on Form
                  10-K for fiscal year ended March 26, 1999).

    10.16e        Amendment to Restricted Stock Purchase Agreement dated April
                  2, 2001 between the Company and Ralph Gabai.

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

    10.17b        Amendment to Restricted Stock Purchase Agreement dated April
                  2, 2001 between the Company and Erwin A. Kelen.

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

    10.18b        Amendment to Restricted Stock Purchase Agreement dated April
                  2, 2001 between the Company and Chris Whitney Halliwell.

    13 The Company's Annual Report to Stockholders for the fiscal year ended March 30, 2001, (with the exception of the information incorporated by reference into Items 5, 6, 7 and 8 of this report, the Annual Report to Stockholders is not deemed to be filed as part of this report).

    21            List of Printronix's subsidiaries.

    23            Consent of Independent Public Accountants, Arthur Andersen
                  LLP, to the incorporation of their reports herein to Registration Statement Nos. 33-83156, 333-92791 and 333-50924.