Form 10-Q
period 2001-06-29
PRINTRONIX INC
filed 2001-08-10
CIK 311505

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2001

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

YES [X]	NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 27, 2001
$0.01 par value	5,846,839

PRINTRONIX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets at
		June 29, 2001 and March 30, 2001

		Assets	(3)

		Liabilities and Stockholders' Equity	(4)

		Consolidated Statements of Income for the Three Months Ended June 29, 2001 and June 30, 2000	(5)

		Consolidated Statements of Cash Flows for the Three Months Ended June 29, 2001 and June 30, 2000	(6)

		Condensed Notes to Consolidated Financial Statements	(8)

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	(13)

	Item 3.	Market Risk	(17)

Part II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	(18)

	Item 6.	Exhibits and Reports on Form 8-K	(18)

	Signatures		(19)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	June 29, 2001 (Unaudited)	March 30, 2001 (Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$ 10,484	$ 9,832
Accounts receivable, net of allowance for doubtful accounts of $2,228 and $2,154 as of June 29, 2001 and March 30, 2001, respectively	21,588	20,932

Inventories:
Raw materials, subassemblies and work in progress	15,628	18,276
Finished goods	2,101	2,427
Total inventories	17,729	20,703
Prepaid expenses	1,757	1,505
Other current assets	-	2,412
Deferred income tax assets	5,094	4,585
Total current assets	56,652	59,969

Property, plant and equipment, at cost:
Machinery and equipment	28,781	29,066
Furniture and fixtures	26,764	26,620
Land	8,100	8,100
Buildings and improvements	22,819	22,794
Leasehold improvements	819	812
	87,283	87,392
Less: Accumulated depreciation and amortization	(40,599)	(39,704)
Property, plant and equipment, net	46,684	47,688

Intangible assets, net of accumulated amortization of $900 and
$820 as of June 29, 2001 and March 30, 2001, respectively	467	549

Long-term deferred income tax asset	880	-
Other assets	173	174

Total assets	$ 104,856	$ 108,380

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS continued

($ in thousands, except share and per share data)

	June 29, 2001 (Unaudited)	March 30, 2001 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Short-term debt	$ 700	$ 4,200
Accounts payable	8,179	7,525
Accrued liabilities:
Payroll and employee benefits	4,357	4,290
Warranty	1,554	1,554
Other	6,578	6,648
Income taxes	193	251
Environmental	214	214
Total current liabilities	21,775	24,682

Long-term debt, net of current portion	16,100	16,275
Deferred revenue, net of current portion	116	130
Deferred income tax liabilities	-	1,042
Other non-current liabilities	95	-

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value
(Authorized 30,000,000 shares, issued and outstanding
5,846,839 and 5,906,839 shares as of
June 29, 2001 and March 30, 2001, respectively)	58	59
Additional paid-in capital	28,792	28,792
Retained earnings	37,920	37,400
Total stockholders' equity	66,770	66,251

Total liabilities and stockholders' equity	$ 104,856	$ 108,380

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except share and per share data)

	Three Months Ended
	June 29, 2001	June 30, 2000
	(Unaudited)

Net sales	$ 39,607	$ 39,721
Cost of sales	27,558	28,190
Gross profit	12,049	11,531

Operating expenses:
Engineering and development	3,947	4,578
Sales and marketing	4,765	4,553
General and administrative	2,220	1,861
Total operating expenses	10,932	10,992

Income from operations	1,117	539

Other expense, net	467	293

Income before provision for income
taxes and minority interest	650	246

Provision for income taxes	131	83
Minority interest in loss of subsidiary	-	(15)

Net income	$ 519	$ 178

Net income per common share:
Basic	$ 0.09	$ 0.03
Diluted	$ 0.09	$ 0.03

Weighted-average common shares:
Basic	5,846,839	6,244,937
Diluted	5,866,666	6,491,307

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Three Months Ended
	June 29, 2001	June 30, 2000
	(Unaudited)

Cash flows from operating activities:
Net income	$ 519	$ 178

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,148	2,217
Provision for losses on accounts receivable	103	(145)
Deferred income tax benefit	(19)	(46)
Loss (gain) on disposal of property and equipment	322	(16)
Minority interest in loss of subsidiary	-	(15)
Changes in assets and liabilities:
Accounts receivable	(759)	(60)
Inventories	2,974	(1,585)
Other assets	(249)	(391)
Accounts payable	654	(3,183)
Payroll and employee benefits	67	(939)
Accrued income taxes	(58)	(1,789)
Other liabilities	11	(1,060)

Net cash provided by (used in) operating activities	5,713	(6,834)

Cash flows from investing activities:
Purchase of machinery, equipment, furniture and fixtures	(1,399)	(1,991)
Proceeds from disposition of property and equipment	13	52

Net cash used in investing activities	(1,386)	(1,939)

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS continued

($ in thousands)

	Three Months Ended
	June 29, 2001	June 30, 2000
	(Unaudited)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	-	17,500
Payments made on long-term debt	(175)	-
Payments on line of credit	(3,500)	(9,500)
Repurchase and retirement of common stock	-	(934)
Proceeds from the exercise of stock options	-	189

Net cash (used in) provided by financing activities	(3,675)	7,255

Net increase (decrease) in cash and cash equivalents	652	(1,518)

Cash and cash equivalents at beginning of period	9,832	14,980

Cash and cash equivalents at end of period	$ 10,484	$ 13,462

Supplementary disclosures of cash flow information:
Income taxes paid	$ 213	$ 3,100
Interest paid	$ 382	$ 268

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2001

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

In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position and results of operations as of and for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended March 30, 2001, as filed with the Securities and Exchange Commission. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Certain amounts from the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

2) Bank Borrowings and Debt Arrangements

On February 22, 1999, the Company entered into a new line of credit agreement for $22.5 million with a United States bank. On May 1, 2000, the Company increased its credit facility with the same United States bank to $27.5 million from $22.5 million. The $27.5 million consists of a $17.5 million, seven-year note secured by the Company's new Irvine facility and a $10.0 million three-year unsecured line of credit. Interest on the note is at variable rates based on LIBOR rates plus 1.250%, and is reset for periods not exceeding one year at the Company's discretion. The interest rate on the note was 8.0% as of June 29, 2001. Interest on the line of credit is set at the prime rate, or LIBOR plus 1.0%, at the Company's discretion. The line of credit agreement contains certain standard financial and non-financial covenants, provides for an annual commitment fee of 0.375%, and is renewable on May 1, 2003. During the current quarter, the Company repaid the line of credit borrowings as scheduled and, on June 15, 2001, cancelled the $10.0 million unsecured line of credit.

The Company ended the quarter with long-term debt of $16.1 million for the note. Short-term debt at the end of the quarter consisted of $0.7 million note repayment due within one year.

At June 29, 2001, one of the Company's foreign subsidiaries maintained unsecured lines of credit for $2.6 million with foreign banks, which include a standby Letter of Credit of $1.8 million. These credit facilities are subject to parent company guarantees, require payment of certain loan fees, and provide for interest at approximately 0.75% to 1.0% above the bank's cost of raising capital. During the current quarter and fiscal year 2001, there were no cash borrowings against these lines of credit.

On June 26, 2000, the Company entered into a credit agreement with a major foreign bank to support the Company's hedging activities. In the event that the Company is unable to provide the funds to execute any forward currency contract, this credit agreement is available to fund the contract execution. During the current quarter and fiscal 2001, no amount was borrowed under this credit agreement.

During the current quarter, the weighted average interest rates on the note and the lines of credit were 8.0% and 7.9%, respectively. Total interest expense was $0.4 million for the current quarter compared with $0.5 million for the same quarter last year.

3) Net Income per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive. The Company only has common stock. Net income per share data for the quarters ended June 29, 2001 and June 30, 2000, is as follows:

	Three Months Ended
($ in thousands, except share and per share data)	June 29, 2001	June 30, 2000

Net income	$ 519	$ 178
Basic weighted average shares outstanding	5,846,839	6,244,937
Basic net income per share	$ 0.09	$ 0.03
Effect of dilutive securities:
Basic weighted average shares outstanding	5,846,839	6,244,937
Dilutive effect of stock options	19,827	246,370
Dilutive weighted average shares outstanding	5,866,666	6,491,307
Diluted net income per share	$ 0.09	$ 0.03

The reduction in the number of shares outstanding from 2000 to 2001 is due to the Company's authorized share repurchase program (See Note 4).

4) Common Stock

As authorized by the Board of Directors, the Company repurchased and retired 412,832 shares of common stock during the prior fiscal year. No shares were repurchased during the current quarter. Purchases of an additional 3,562 shares of common stock may be made at the Company's discretion.

5) Stock Incentive Plan

The Company has one stock incentive plan under which options may be granted to purchase shares of its common stock. A total of 2,125,000 shares is authorized for issuance under this plan. On June 6, 2001, the Board of Directors approved an increase by 500,000 in the number of shares available for award under the 1994 Stock Incentive Plan ("Plan"), subject to the approval of the Company's stockholders to be sought at the 2001 Annual Meeting of Stockholders.

Under the 1994 Plan, grants of restricted stock can be made at any price. Effective April 2, 2001, the Company and various of its employees and directors who had purchased restricted stock amended the purchase agreements and promissory notes for the second time to extend the term to April 2, 2003, and to stop the accrual of interest. The shares remain pledged to secure payment of the notes.

6) Restructuring Charges

In the prior fiscal year, the Company recorded charges of $1.8 million to provide for the restructuring of certain line matrix, thermal and verifier manufacturing and support operations. The restructuring was initiated to reduce production costs by relocating certain line matrix and thermal manufacturing processes to the Company's Singapore plant, and by consolidating the manufacture of critical line matrix components into the Irvine facility. In addition, configuration activities for printers for the domestic market were consolidated into the Irvine facility from the Memphis facility, and the RJS operations were relocated to the Irvine facility. The restructuring resulted in the elimination of 72 positions, or approximately 7.1% of the worldwide workforce. During fiscal 2001, the Company essentially completed all previously announced restructuring activities.

During the current quarter, the Company utilized $0.1 million of the remaining restructuring accrual, mostly for lease related expenses. Remaining accruals as of June 29, 2001, relate partly to the unoccupied portion of the Memphis facilities and partly to wind-up activities of the RJS subsidiary and certain line matrix manufacturing processes. Due to the continuing soft commercial real estate market in the Memphis area, the Company expects to continue to experience slow progress toward subleasing the unoccupied portion. The Company believes the remaining restructuring accrual is adequate to cover the expected future cash payments.

The remaining restructuring accrual is included partly in Other Accrued Liabilities and Other Non-Current Liabilities and partly as a offset against Property, Plant and Equipment (PP&E). Restructuring accrual and utilization are summarized as follows:

($ in thousands)
	Accrual as of March 30, 2001	Amounts Utilized	Accrual as of June 29, 2001

Writedown and disposal of fixed assets, included as offset against PP&E	$ 199	$ 28	$ 171
Other liabilities for vendor and lease-related expenses	277	38	239
Total restructuring accrual	$ 476	$ 66	$ 410

7) Commitments and Contingencies

Operating Leases

The Company conducts its foreign operations, Memphis operations and U.S. sales offices using leased facilities under non-cancelable operating leases which expire at various dates from fiscal 2002 through 2006 except for the land lease for the Company's building in Singapore which expires in fiscal 2026. During fiscal 2001, RJS moved from its former leased facilities to the Irvine location.

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

Presently, the Board continues to investigate the source of the VOCs and there are currently no further orders outstanding against the Company. As of March 30, 2001, and June 29, 2001, the Company has reserved $0.2 million which is a reasonable estimate to cover further legal fees or any additional expenses related to environmental tests which could be requested by the Board at either site. To date, the Company has incurred only minimal expense in its initial response to the Board's request for information and for environmental testing.

The Company is convinced it bears no responsibility for any contamination at the sites and intends to vigorously defend any action which might be brought against it with respect thereto. Furthermore, the Company believes that it has adequately accrued for any future expenditures in connection with environmental matters and that such expenditures will not have a material adverse effect on its financial condition or results of operations.

Legal Matters

The Company is involved in various claims and legal matters in the ordinary course of business. The Company does not believe that these matters will have a material adverse effect on the Company's consolidated financial statements.

Other Current Liabilities

Other current liabilities include reserves for potential tax issues.

8) New Pronouncements

During the current fiscal quarter, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. The adoption of these pronouncements did not have a material impact on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and other intangible assets be tested for impairment at least annually and prohibits periodic amortization of most goodwill and intangible assets into income. The Company plans to adopt the statement in April 2002. The Company believes the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations

PRINTRONIX, INC. AND SUBSIDIARIES

Except for historical information, this press release may contain "forward-looking statements" about Printronix, within the meaning of the Private Securities Reform Act of 1995. Terms such as "objectives," "believes," "expects," "plans," "intends," "estimates," "anticipates," "forecasts," "projections," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer industry and in the economy in general; the ability of the Company to achieve growth in the Asia Pacific market; adverse political and economic events in the Company's markets; a worsening of the global economy; ability of the Company to hold or increase market share with respect to line matrix printers; the ability of the Company to successfully compete against entrenched competition in the thermal printer market; the ability of the Company to attract and retain key personnel; the ability of the Company's customers to achieve their sales projections, upon which the Company has in part based its sales and marketing plans; the ability of the Company to retain its customer base and channel; the continued availability of an uninterrupted energy supply; and the ability of the Company to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

RESULTS OF OPERATIONS

Revenues

Compared with the prior year:

Consolidated revenues for the three months ended June 29, 2001, were $39.6 million, almost unchanged from the same period last year. Increased sales of thermal products were offset by decreased sales of line matrix and laser products. Increased sales into EMEA (Europe, Middle East and Africa) and Asia Pacific were offset by decreased sales into the Americas. Sales to the Americas for the quarter were $22.8 million, down from $24.4 million from a year ago. Americas distribution sales decreased 5.3% to $11.9 million due to general softness in the economy. Americas OEM sales decreased 7.5% to $10.9 million. Sales to the Company's largest customer were essentially unchanged from the prior year, but were more than offset by lower sales to some of the Company's smaller OEMs. EMEA sales increased 2.9% to $12.4 million from the same period last year. The increase is mostly due to strong sales in Germany for both line matrix and thermal products. Asia Pacific sales for the quarter increased 32.9% from a year ago to $4.4 million, mostly as a result of strong line matrix sales into China, Indonesia and Australia. Sales of verification products decreased 5.5% from a year ago to $0.7 million.

Line matrix sales for the quarter were $30.8 million, a decrease of 1.6% from the same period last year. Line matrix revenue was 77.8% of total revenue for the quarter. Laser sales for the quarter totaled $5.0 million, down 3.9% from the prior year. Laser revenue was 12.6% of total revenue for the quarter. Thermal sales for the quarter were $3.1 million, up 25.8% over the same period last year due to the growth in the T5000 product line. Thermal sales were 7.8% of total revenue.

Sales to the largest customer, IBM, represented 30.8% of total sales for the quarter, compared with 30.2% a year ago. Sales to the second largest customer represented 7.4% of total sales for the quarter, compared with 7.5% last year.

For the three months ended June 29, 2001, sales by channel were 44.8% OEM and 55.2% distribution compared with 47.0% OEM and 53.0% distribution for the same period last year.

Compared with the prior quarter:

Compared with the prior quarter, revenue increased $3.0 million, or 8.3%, which included an 11.3% increase in the Americas, a 3.1% decrease in EMEA and a 34.2% increase in Asia Pacific. Americas sales in the quarter were up over the prior quarter primarily due to increased line matrix sales to IBM. Asia Pacific sales increased over the prior quarter due to higher line matrix sales into India. In the prior quarter, line matrix sales were $28.2 million, or 77.1% of revenue, laser sales were $4.4 million, or 12.0% of revenue, thermal sales were $3.4 million, or 9.4% of revenue and verification products were $0.5 million, or 1.5% of revenue. OEM sales and distribution sales were 42.1% and 57.9% of revenue, respectively, in the prior quarter.

Gross Profit

Gross profit for the quarter ended June 29, 2001, was 30.4% of sales, up from 28.4% for the prior quarter and up from 29.0% for the same quarter last year. The improvement over the prior year quarter is due to cost reductions resulting from the restructuring together with continuing cost reductions and certain price increases. The improvement over the prior quarter is partly due to continued cost reductions resulting from the restructuring, as well as increased sales volumes, and favorable product mix.

Operating Expenses, Other Expense

Engineering and development expenses for the three months ended June 29, 2001, decreased 13.8% to $3.9 million compared with the same period last year. The decrease reflects lower spending for research and design work on the T5000 product line as that product line has moved into production. As a percentage of sales, engineering and development expenses were 10.0% for the current quarter and 11.5% for the same quarter last year.

Sales and marketing expenses for the three months ended June 29, 2001, increased 4.7% to $4.8 million compared with the same period last year, mainly due to higher labor and marketing costs. As a percentage of sales, sales and marketing expenses were 12.0% for the current quarter and 11.5% for the same quarter last year.

General and administrative expenses for the three months ended June 29, 2001, increased 19.3% to $2.2 million compared with the same period last year due primarily to higher utility expenses and increased bad debt reserves. As a percentage of sales, general and administrative expenses were 5.6% for the current quarter and 4.7% in the same quarter last year.

Other expense increased for the three months ended June 29, 2001, compared with the same period last year. The increase was mostly due to foreign currency exchange losses resulting from a weakened Euro. Total interest expense was $0.4 million for the current quarter compared with $0.5 million for the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of liquidity for the Company has historically been cash generated from operations. Cash and cash equivalents increased $0.7 million to $10,484 million during the current fiscal quarter, due in part to net income of $0.5 million. Approximately $5.7 million was provided by operations, principally due to reduced inventories and depreciation charges. Inventories were reduced by $3.0 million to $17.7 million, principally as a result of working through the recent manufacturing restructuring where certain manufacturing processes were consolidated in the Singapore facilities, which had resulted in carrying more inventory during the transition. The major uses of funds were repayments on the line of credit totaling $3.5 million and capital expenditures of $1.4 million.

On May 1, 2000, the Company increased its credit facility with a United States bank to $27.5 million from $22.5 million. The $27.5 million consists of a $17.5 million, seven-year note secured by the Company's new Irvine facility and a $10.0 million three-year unsecured line of credit. During the current quarter the Company repaid the line of credit borrowings as scheduled and, on June 15, 2001, cancelled the $10.0 million unsecured line of credit.

The Company ended the quarter with long-term debt of $16.1 million for the note. Short-term debt at the end of the quarter consisted of $0.7 million note repayment due within one year.

At the end of the current quarter, the Company continued to reserve $0.2 million for an environmental issue associated with the closing down of the Company's Irvine hammerbank factory in fiscal 1994.

The Company believes that its internally-generated funds will adequately provide for working capital requirements, capital expenditures and engineering and development needs through the current fiscal year.

SUPPLEMENTAL INFORMATION

During the current fiscal quarter, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. The adoption of these pronouncements did not have a material impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and other intangible assets be tested for impairment at least annually and prohibits periodic amortization of most goodwill and intangible assets into income. The Company plans to adopt the statement in April 2002. The Company believes the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosure About Market Risk

PRINTRONIX, INC. AND SUBSIDIARIES

MARKET RISK

The Company implemented a foreign currency-hedging program as of April 2000 in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. The Company entered into foreign currency forward exchange contracts with maturities from 30 to 180 days. All contracts are with a major financial institution. As of June 29, 2001, the Company had settled all forward exchange contracts outstanding. The Company does not use the contracts for speculative or trading purposes. Gains and losses under these contracts were immaterial for the quarter.

The Company has financial instruments that are subject to interest rate risk, principally debt obligations. Short-term borrowings during the quarter were at variable rates for periods that did not exceed 90 days. During the current fiscal quarter, the weighted average interest rates on short-term borrowings averaged 7.9%. Long-term borrowings, consisting of a note secured by the Company's Irvine facility, are at variable rates based on Libor rates, and are reset for periods not exceeding one year at the Company's discretion. During the current quarter, the weighted average interest rate on the mortgage was 8.0%. If interest rates were to increase by 10% (79 basis points on short-term debt and 80 basis points on the mortgage), the impact on pre-tax earnings in the Company's year to date fiscal 2002 would not be material.

PART II. OTHER INFORMATION

PRINTRONIX, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

See "Item 3. Legal Proceedings" reported in part 1 of the Company's Report on Form 10-K for the fiscal year end March 30, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

No exhibits were filed or required to be filed for the quarterly period covered by this report.

(b) Reports

No reports on Form 8-K have been filed by the Registrant for the quarterly period covered by this report.

PRINTRONIX, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2001	PRINTRONIX, INC.
(Registrant)
By: /s/ George L. Harwood
George L. Harwood
Sr. Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial Officer and Duly Authorized Officer)