Form 10-Q
period 2001-09-28
PRINTRONIX INC
filed 2001-11-09
CIK 311505

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2001

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

YES [X]	NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 26, 2001
$0.01 par value	5,846,839

PRINTRONIX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets at
		September 28, 2001 and March 30, 2001

		Assets	(3)

		Liabilities and Stockholders' Equity	(4)

		Consolidated Statements of Operations for the Three and Six Months Ended September 28, 2001 and September 29, 2000	(5)

		Consolidated Statements of Cash Flows for the Six Months Ended September 28, 2001 and September 29, 2000	(6)

		Condensed Notes to Consolidated Financial Statements	(8)

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	(13)

	Item 3.	Market Risk	(17)

Part II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	(18)

	Item 4.	Submission of Matters to a Vote of Security Holders	(18)

	Item 6.	Exhibits and Reports on Form 8-K	(18)

	Signatures		(19)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 28, 2001 (Unaudited)	March 30, 2001 (Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$ 13,259	$ 9,832
Accounts receivable, net of allowance for doubtful accounts of $2,343 and $2,154 as of September 28, 2001 and March 30, 2001, respectively	20,863	20,932

Inventories:
Raw materials, subassemblies and work in progress	14,486	18,276
Finished goods	2,140	2,427
Total inventories	16,626	20,703
Prepaid expenses	1,753	1,505
Other current assets	-	2,412
Deferred income tax assets	5,074	4,585
Total current assets	57,575	59,969

Property, plant and equipment, at cost:
Machinery and equipment	29,186	29,066
Furniture and fixtures	27,116	26,620
Land	8,100	8,100
Buildings and improvements	22,819	22,794
Leasehold improvements	792	812
	88,013	87,392
Less: Accumulated depreciation and amortization	(42,230)	(39,704)
Property, plant and equipment, net	45,783	47,688

Intangible assets, net of accumulated amortization of $980 and
$820 as of September 28, 2001 and March 30, 2001, respectively	387	549

Long-term deferred income tax assets	880	-
Other assets	173	174

Total assets	$ 104,798	$ 108,380

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS continued

(Amounts in thousands, except share and per share data)

	September 28, 2001 (Unaudited)	March 30, 2001 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Short-term debt	$ 700	$ 4,200
Accounts payable	7,273	7,525
Accrued liabilities:
Payroll and employee benefits	4,818	4,290
Warranty	1,554	1,554
Other	6,919	6,648
Income taxes	43	251
Environmental	214	214
Total current liabilities	21,521	24,682

Long-term debt, net of current portion	15,925	16,275
Deferred revenue, net of current portion	100	130
Deferred income tax liabilities	-	1,042
Other non-current liabilities	71	-

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $0.01 par value
(Authorized 30,000,000 shares, issued and outstanding
5,846,839 and 5,906,839 shares as of
September 28, 2001 and March 30, 2001, respectively)	58	59
Additional paid-in capital	28,792	28,792
Retained earnings	38,331	37,400
Total stockholders' equity	67,181	66,251

Total liabilities and stockholders' equity	$ 104,798	$ 108,380

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
Sept. 28, 2001		Sept. 29, 2000	Sept. 28, 2001	Sept. 29, 2000
	(Unaudited)		(Unaudited)

Net sales	$ 36,519	$ 41,434	$ 76,126	$ 81,155
Cost of sales	24,972	31,056	52,530	59,246
Gross margin	11,547	10,378	23,596	21,909

Operating expenses:
Engineering and development	3,863	4,314	7,810	8,892
Sales and marketing	4,747	4,503	9,512	9,056
General and administrative	2,203	2,464	4,423	4,325
Restructuring charges	-	800	-	800
Total operating expenses	10,813	12,081	21,745	23,073

Income (loss) from operations	734	(1,703)	1,851	(1,164)

Other expense, net	222	163	689	456

Income (loss) before provision for income
taxes and minority interest	512	(1,866)	1,162	(1,620)

Provision (benefit) for income taxes	102	(619)	233	(536)
Minority interest in loss of subsidiary	-	(16)	-	(31)

Net income (loss)	$ 410	$ (1,231)	$ 929	$ (1,053)

Net income (loss) per common share:
Basic	$ 0.07	$ (0.20)	$ 0.16	$ (0.17)
Diluted	$ 0.07	$ (0.20)	$ 0.16	$ (0.17)

Weighted-average common shares:
Basic	5,846,839	6,171,243	5,846,839	6,208,090
Diluted	5,907,506	6,171,243	5,887,438	6,208,090

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Six Months Ended
	Sept. 28, 2001	Sept. 29, 2000
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$ 929	$ (1,053)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,336	4,490
Provision for doubtful accounts receivable	206	206
Deferred income tax provision (benefit)	-	(99)
Loss on disposal of property and equipment	506	580
Minority interest in loss of subsidiary	-	(31)
Changes in assets and liabilities:
Accounts receivable	(137)	(1,701)
Inventories	4,077	(2,896)
Other assets	(244)	(745)
Accounts payable	(251)	(880)
Payroll and employee benefits	528	(278)
Accrued income taxes	(208)	(2,486)
Other liabilities	312	819

Net cash provided by (used in) operating activities	10,054	(4,074)

Cash flows from investing activities:
Purchase of machinery, equipment, furniture and fixtures	(2,803)	(3,749)
Proceeds from disposition of machinery, equipment, furniture and fixtures	26	87

Net cash used in investing activities	(2,777)	(3,662)

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS continued

(Amounts in thousands)

	Six Months Ended
	Sept. 28, 2001	Sept. 29, 2000
	(Unaudited)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	-	17,500
Payments made on long-term debt	(350)	(175)
Payments on line of credit	(3,500)	(11,400)
Repurchase and retirement of common stock	-	(1,525)
Proceeds from the exercise of stock options	-	212

Net cash (used in) provided by financing activities	(3,850)	4,612

Net increase (decrease) in cash and cash equivalents	3,427	(3,124)

Cash and cash equivalents at beginning of period	9,832	14,980

Cash and cash equivalents at end of period	$ 13,259	$ 11,856

Supplementary disclosures of cash flow information:
Income taxes paid	$ 649	$ 3,286
Interest paid	$ 727	$ 760

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2001

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

2) Bank Borrowings and Debt Arrangements

On May 1, 2000, the Company entered into a $17.5 million, seven-year note secured by the Company's new Irvine facility and a $10.0 million three-year unsecured line of credit. During the first quarter of fiscal 2002, the Company repaid the line of credit borrowings as scheduled and cancelled the $10.0 million unsecured line of credit. Interest on the note is at variable rates based on London Interbank Offered Rate ("LIBOR") rates plus 1.25%, and is reset for periods not exceeding one year at the Company's discretion. The interest rate on the note was 8.0% at September 28, 2001. During the current quarter, the weighted average interest rate on the note was 8.0%. Total interest expense was $0.3 million for the current quarter compared with $0.4 million for the same quarter last year. The Company ended the current quarter with long-term debt of $15.9 million and short-term debt of $0.7 million for the note.

At September 28, 2001, one of the Company's foreign subsidiaries maintained unsecured lines of credit for $2.6 million with foreign banks, which include a standby Letter of Credit of $1.8 million. These credit facilities are subject to parent company guarantees, require payment of certain loan fees, and provide for interest at approximately 0.75% to 1.0% above the bank's cost of raising capital. During fiscal 2001 and fiscal 2002 to date, there were no cash borrowings against these lines of credit.

On June 26, 2000, the Company entered into a credit agreement with a major foreign bank to support the Company's hedging activities. In the event that the Company is unable to provide the funds to execute any forward currency contract, this credit agreement is available to fund the contract execution. During fiscal 2001 and fiscal 2002 to date, no amount was borrowed under this credit agreement.

3) Net Income per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive. Net income per share data for the quarters ended September 28, 2001 and September 29, 2000, is as follows:

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	Sept. 28, 2001	Sept. 29, 2000	Sept. 28, 2001	Sept. 29, 2000
Net income (loss)	$ 410	$ (1,231)	$ 929	$ (1,053)
Basic weighted average shares outstanding	5,846,839	6,171,243	5,846,839	6,208,090
Basic net income (loss) per share	$ 0.07	$ (0.20)	$ 0.16	$ (0.17)

Effect of dilutive securities:
Basic weighted average shares outstanding	5,846,839	6,171,243	5,846,839	6,208,090
Dilutive effect of stock options	60,667	-	40,599	-
Dilutive weighted average shares outstanding	5,907,506	6,171,243	5,887,438	6,208,090
Diluted net income (loss) per share	$ 0.07	$ (0.20)	$ 0.16	$ (0.17)

The reduction in the number of shares outstanding from 2000 to 2001 is due to the Company's share repurchase program (See Note 4).

4) Common Stock

As authorized by the Board of Directors, the Company repurchased and retired 412,832 shares of common stock during the prior fiscal year. No shares have been repurchased during fiscal 2002. Purchases of an additional 3,562 shares of common stock may be made at the Company's discretion.

5) Stock Incentive Plan

Under the Company's 1994 Stock Incentive Plan ("Plan"), options may be granted to purchase shares of its common stock. A total of 2,625,000 shares is authorized for issuance under the Plan, including 500,000 shares that were approved by the Board of Directors on June 6, 2001, and were approved by the Company's stockholders on August 22, 2001, at the 2001 annual meeting of stockholders.

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

During the current quarter, the Company utilized $0.1 million of the remaining restructuring accrual, mostly for disposal of fixed assets. Remaining accruals as of September 28, 2001, relate partly to the unoccupied portion of the Memphis facilities and partly to wind-up activities of the RJS subsidiary. Due to the continuing soft commercial real estate market in the Memphis area, the Company expects to continue to experience slow progress toward subleasing the unoccupied portion. The Company believes the remaining restructuring accrual is adequate to cover the expected future cash payments. The remaining restructuring accrual is included partly in Other Accrued Liabilities and Other Non-Current Liabilities and partly as a offset against Property, Plant and Equipment (PP&E). Restructuring accrual and utilization are summarized as follows:

(Amounts in thousands)
	Accrual as of March 30, 2001	Amounts Utilized	Accrual as of Sept. 28, 2001
Writedown and disposal of fixed assets, included as offset against PP&E	$ 199	$ 129	$ 70

Other liabilities for vendor and lease-related expenses	277	75	202

Total restructuring accrual	$ 476	$ 204	$ 272

7) Commitments and Contingencies

Operating Leases

The Company conducts its foreign operations, Memphis operations and U.S. sales offices using leased facilities under non-cancelable operating leases, which expire at various dates from fiscal 2002 through 2006, except for the land lease for the Company's building in Singapore which expires in fiscal 2026. During fiscal 2001, RJS moved from its former leased facilities to the Irvine location.

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

Presently, the Board continues to investigate the source of the VOCs and there are currently no further orders outstanding against the Company. As of March 30, 2001, and September 28, 2001, the Company has reserved $0.2 million which is a reasonable estimate to cover further legal fees or any additional expenses related to environmental tests which could be requested by the Board at either site. To date, the Company has incurred only minimal expense in its initial response to the Board's request for information and for environmental testing.

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

Legal Matters

The Company is involved in various claims and legal matters in the ordinary course of business. The Company does not believe that these matters will have a material adverse effect on the Company's financial position or results of operations.

Other Current Liabilities

Other current liabilities include reserves for potential tax issues.

8) New Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and other intangible assets be tested for impairment at least annually and prohibits periodic amortization of most goodwill and intangible assets into income. The Company plans to adopt the statement in April 2002. The Company believes the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses recognition and measurement of losses related to impairment or disposal of long-lived assets. The Company plans to adopt the statement in April 2002. The Company believes the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations

PRINTRONIX, INC. AND SUBSIDIARIES

Except for historical information, this press release may contain "forward-looking statements" about Printronix, within the meaning of the Private Securities Reform Act of 1995. Terms such as "objectives," "believes," "expects," "plans," "intends," "estimates," "anticipates," "forecasts," "projections," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer industry and in the economy in general; the ability of the Company to achieve growth in the Asia Pacific market; adverse political and economic events in the Company's markets; a worsening of the global economy due to general conditions; a worsening of the global economy resulting from the recent terrorist attacks; the ability of the Company to hold or increase market share with respect to line matrix printers; the ability of the Company to successfully compete against entrenched competition in the thermal printer market; the ability of the Company to attract and retain key personnel; the ability of the Company's customers to achieve their sales projections, upon which the Company has in part based its sales and marketing plans; the ability of the Company to retain its customer base and channel; the continued availability of an uninterrupted energy supply; and the ability of the Company to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

RESULTS OF OPERATIONS

Revenues

Compared with the Prior Year:

Consolidated revenues for the current quarter were $36.5 million, an 11.9% decrease from the same period last year. The decline in sales was across all product lines. Increased sales into EMEA (Europe, Middle East and Africa) and Asia Pacific were offset by decreased sales into the Americas. Sales to the Americas for the quarter were $18.5 million, down from $25.9 million a year ago, due to general softness in the economy. Americas distribution sales decreased 20.7% to $11.1 million. Americas OEM sales decreased 37.8% to $7.4 million. EMEA sales increased 12.8% to $12.9 million from the same period last year. This increase is primarily due to strong line matrix sales in our OEM channels. Asia Pacific sales for the quarter increased 24.7% from a year ago to $5.1 million, mostly as a result of strong line matrix sales into China, India and various ASEAN countries.

Line matrix sales for the quarter were $29.0 million, a decrease of 7.5% from the same period last year. Line matrix revenue was 79.4% of total revenue for the quarter. Thermal sales for the quarter were $2.3 million, down 42.6% from the same period a year ago, primarily due to postponement of several large projects. Thermal sales were 6.3% of total revenue. Laser sales for the quarter totaled $4.7 million, down 13.6% from the prior year quarter. Laser revenue was 12.8% of total revenue for the quarter. Verification products revenue for the quarter was $0.5 million, down 17.8% from a year ago.

Sales to the largest customer, IBM, represented 28.5% of total sales for the quarter, compared with 23.7% a year ago. Sales to the second largest customer represented 8.1% of total sales for the quarter, compared with 10.1% last year.

For the current quarter, sales by channel were 41.1% OEM and 58.9% distribution compared with 42.4% OEM and 57.6% distribution for the same period last year.

Compared with the Prior Quarter:

Compared with the prior quarter, revenue decreased $3.1 million, or 7.8%, which included an 18.9% decrease in the Americas, a 3.7% increase in EMEA and a 17.7% increase in Asia Pacific. In the prior quarter, line matrix sales were $30.8 million, or 77.8% of revenue, thermal sales were $3.1 million, or 7.8% of revenue, laser sales were $5.0 million, or 12.6% of revenue, and verification products were $0.7 million, or 1.8% of revenue. OEM sales and distribution sales were 44.8% and 55.2% of revenue, respectively, in the prior quarter.

Gross Margin

Gross margin for the current quarter was 31.6%, up from 25.0% for the same quarter last year and up from 30.4% from the prior quarter. The improvement over the prior year quarter is due to manufacturing benefits of moving Line Matrix and Thermal printer manufacturing from the U.S. to Singapore, together with continuing cost reductions and certain price increases. The improvement over the prior quarter was achieved despite lower production volume and reflects improved product costs, as well as certain price increases that commenced at the beginning of the current quarter.

Operating Expenses, Other Expense

Engineering and development expenses for the current quarter decreased 10.5% to $3.9 million compared with the same period last year. The decrease reflects lower spending for research and design work on the T5000 product line as that product line has moved into production. As a percentage of sales, engineering and development expenses were 10.6% for the current quarter and 10.4% for the same quarter last year.

Sales and marketing expenses for the current quarter increased 5.4% to $4.7 million compared with the same period last year. This increase is a result of increased resources being applied to the Major Accounts marketing program. As a percentage of sales, sales and marketing expenses were 13.0% for the current quarter and 10.9% for the same quarter last year.

General and administrative expenses for the current quarter decreased 10.6% to $2.2 million compared with the same period last year. This decrease is primarily the result of lower labor costs as a result of restructuring the RJS subsidiary in the prior fiscal year. As a percentage of sales, general and administrative expenses were 6.0% for the current quarter and 5.9% in the same quarter last year.

Other expense, net, increased for the current quarter compared with the same period last year. The increase was due to lower foreign exchange gains. Total interest expense was $0.3 million for the current quarter compared with $0.4 million for the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of liquidity for the Company has historically been cash generated from operations. The Company ended the quarter with cash and cash equivalents of $13,259 million, an increase of $3.4 million from the beginning of the fiscal year. For the fiscal year to date, approximately $10.1 million was provided by operations, principally due to reduced inventories and depreciation charges. Inventories were reduced by $4.1 million to $16.6 million, principally as a result of working through the recent manufacturing restructuring where certain manufacturing processes were consolidated in the Singapore facilities, which had resulted in carrying more inventory during the transition. The major use of funds for the fiscal year to date were repayments on the line of credit totaling $3.5 million and capital expenditures of $2.8 million.

During the first quarter of fiscal year 2002, the Company repaid its line of credit borrowings as scheduled and cancelled its $10.0 million line of credit.

The Company ended the current quarter with long-term debt of $15.9 million and short-term debt of $0.7 million for the seven-year note.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses recognition and measurement of losses related to impairment or disposal of long-lived assets. The Company plans to adopt the statement in April 2002. The Company believes the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosure About Market Risk

PRINTRONIX, INC. AND SUBSIDIARIES

MARKET RISK

The Company implemented a foreign currency-hedging program as of April 2000 in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. The Company entered into foreign currency forward exchange contracts with maturities from 30 to 180 days. All contracts are with a major financial institution. As of September 28, 2001, the Company had $0.7 million of forward exchange contracts outstanding. The Company does not use the contracts for speculative or trading purposes. Gains and losses under these contracts were immaterial for the quarter.

The Company has financial instruments that are subject to interest rate risk, principally debt obligations. Long-term borrowings, consisting of a note secured by the Company's Irvine facility, are at variable rates based on LIBOR rates, and are reset for periods not exceeding one year at the Company's discretion. During the current quarter, the weighted average interest rate on the note was 8.0%. If interest rates were to increase by 10% (80 basis points on the note), the impact on pre-tax earnings of the Company would not be material.

PART II. OTHER INFORMATION

PRINTRONIX, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

See "Item 3. Legal Proceedings" reported in part 1 of the Company's Report on Form 10-K for the fiscal year end March 30, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on August 22, 2001, at which five persons, constituting the entire board of directors, were elected to serve until the next annual meeting of stockholders. The names of the persons elected as directors are as follows:

	Shares For	Shares Withheld

Robert A. Kleist	4,862,573	575,130
Bruce T. Coleman	4,915,448	522,255
John R. Dougery	4,915,048	522,655
Chris W. Halliwell	4,916,048	521,655
Erwin A. Kelen	4,915,048	522,655

At the annual meeting, the stockholders also voted upon and approved the following matter:

  An amendment to the 1994 Stock Incentive Plan to increase by 500,000 the number of shares available for awards and to remove specific grants of options to directors and substitute discretionary grants on any basis permitted by Rule 16b-3 promulgated by the SEC.

For	Against	Abstain	Broker Non-Vote
3,560,778	903,024	63,179	910,722

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

Date: November 9, 2001	PRINTRONIX, INC.
(Registrant)
By: /s/ George L. Harwood
George L. Harwood
Sr. Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial Officer and Duly Authorized Officer)