Form 10-Q
period 2001-12-28
PRINTRONIX INC
filed 2002-02-08
CIK 311505

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2001

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

YES [X]	NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at January 25, 2002
$0.01 par value	5,857,364

PRINTRONIX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets at
		December 28, 2001 and March 30, 2001

		Assets	(3)

		Liabilities and Stockholders' Equity	(4)

		Consolidated Statements of Operations for the Three and Nine Months Ended December 28, 2001 and December 29, 2000	(5)

		Consolidated Statements of Cash Flows for the Nine Months Ended December 28, 2001 and December 29, 2000	(6)

		Condensed Notes to Consolidated Financial Statements	(8)

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	(13)

	Item 3.	Market Risk	(17)

Part II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	(18)

	Item 6.	Exhibits and Reports on Form 8-K	(18)

	Signatures		(19)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 28, 2001 (Unaudited)	March 30, 2001 (Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$ 17,473	$ 9,832
Accounts receivable, net of allowance for doubtful accounts of $2,448 and $2,154 as of December 28, 2001 and March 30, 2001, respectively	18,941	20,932

Inventories:
Raw materials, subassemblies and work in process	13,713	18,276
Finished goods	2,179	2,427
Total inventories	15,892	20,703
Prepaid expenses	1,360	1,505
Other current assets	117	2,412
Deferred income tax assets	5,074	4,585
Total current assets	58,857	59,969

Property, plant and equipment, at cost:
Machinery and equipment	29,085	29,066
Furniture and fixtures	27,371	26,620
Land	8,100	8,100
Buildings and improvements	22,819	22,794
Leasehold improvements	793	812
	88,168	87,392
Less: Accumulated depreciation and amortization	(44,017)	(39,704)
Property, plant and equipment, net	44,151	47,688

Intangible assets, net of accumulated amortization of $1,080 and
$820 as of December 28, 2001 and March 30, 2001, respectively	287	549

Long-term deferred income tax assets	880	-
Other assets	155	174

Total assets	$ 104,330	$ 108,380

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS continued

(Amounts in thousands, except share and per share data)

	December 28, 2001 (Unaudited)	March 30, 2001 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Short-term debt	$ 700	$ 4,200
Accounts payable	6,586	7,525
Accrued liabilities:
Payroll and employee benefits	4,564	4,290
Warranty	1,304	1,554
Other	7,327	6,648
Income taxes	-	251
Environmental	214	214
Total current liabilities	20,695	24,682

Long-term debt, net of current portion	15,750	16,275
Deferred revenue, net of current portion	41	130
Deferred income tax liabilities	-	1,042
Other non-current liabilities	47	-

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $0.01 par value
(Authorized 30,000,000 shares, issued and outstanding
5,857,364 and 5,906,839 shares as of
December 28, 2001 and March 30, 2001, respectively)	59	59
Additional paid-in capital	28,849	28,792
Retained earnings	38,889	37,400
Total stockholders' equity	67,797	66,251

Total liabilities and stockholders' equity	$ 104,330	$ 108,380

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	Dec. 28, 2001	Dec. 29, 2000	Dec. 28, 2001	Dec. 29, 2000
	(Unaudited)		(Unaudited)

Net sales	$ 33,970	$ 40,365	$ 110,096	$ 121,520
Cost of sales	22,502	29,653	75,032	88,899
Gross margin	11,468	10,712	35,064	32,621

Operating expenses:
Engineering and development	3,905	3,837	11,715	12,729
Sales and marketing	4,599	4,477	14,111	13,533
General and administrative	2,226	2,051	6,649	6,376
Restructuring charges	-	866	-	1,666
Total operating expenses	10,730	11,231	32,475	34,304

Income (loss) from operations	738	(519)	2,589	(1,683)

Other expense, net	158	149	847	605

Income (loss) before provision for income
taxes and minority interest	580	(668)	1,742	(2,288)

Provision (benefit) for income taxes	20	(233)	253	(769)
Minority interest in loss of subsidiary	-	(40)	-	(71)

Net income (loss)	$ 560	$ (395)	$ 1, 489	$ (1,448)

Net income (loss) per common share:
Basic	$ 0.10	$ (0.06)	$ 0.25	$ (0.23)
Diluted	$ 0.09	$ (0.06)	$ 0.25	$ (0.23)

Weighted average common shares:
Basic	5,853,202	6,084,506	5,848,960	6,166,895
Diluted	5,993,909	6,084,506	5,927,642	6,166,895

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine Months Ended
	Dec. 28, 2001	Dec. 29, 2000
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$ 1,489	$ (1,448)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,375	6,824
Provision for doubtful accounts receivable	310	361
Deferred income tax provision	-	504
Loss on disposal of property and equipment	500	504
Loss on disposal due to restructuring	-	675
Minority interest in loss of subsidiary	-	(71)
Changes in assets and liabilities:
Accounts receivable	1,680	(3,153)
Inventories	4,811	(4,615)
Other assets	51	(1,952)
Accounts payable	(939)	(1,972)
Payroll and employee benefits	274	(1,236)
Accrued income taxes	(251)	(2,027)
Other liabilities	386	1,171

Net cash provided by (used in) operating activities	14,686	(6,435)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,130)	(5,644)
Proceeds from disposition of property, plant and equipment	52	132

Net cash used in investing activities	(3,078)	(5,512)

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS continued

(Amounts in thousands)

	Nine Months Ended
	Dec. 28, 2001	Dec. 29, 2000
	(Unaudited)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	-	17,500
Payments made on long-term debt	(525)	(350)
Payments on line of credit	(3,500)	(9,300)
Repurchase and retirement of common stock	-	(2,886)
Proceeds from the exercise of stock options	58	212

Net cash (used in) provided by financing activities	(3,967)	5,176

Net increase (decrease) in cash and cash equivalents	7,641	(6,771)

Cash and cash equivalents at beginning of period	9,832	14,980

Cash and cash equivalents at end of period	$ 17,473	$ 8,209

Supplementary disclosures of cash flow information:
Income taxes paid	$ 821	$ 3,383
Interest paid	$ 1,040	$ 1,171

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 28, 2001

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

2) Bank Borrowings and Debt Arrangements

On May 1, 2000, the Company entered into a $17.5 million, seven-year note secured by the Company's new Irvine facility and a $10.0 million three-year unsecured line of credit. During the first quarter of fiscal 2002, the Company repaid the line of credit borrowings as scheduled and cancelled the $10.0 million unsecured line of credit. Interest on the note is at variable rates based on London Interbank Offered Rate ("LIBOR") plus 1.25%, and is reset for periods not exceeding one year at the Company's discretion. The interest rate on the note was 3.3% at December 28, 2001. During the current quarter, the weighted average interest rate on the note was 6.5%. Total interest expense was $0.3 million for the current quarter compared with $0.4 million for the same quarter last year. The Company ended the current quarter with long-term debt of $15.8 million and short-term debt of $0.7 million for the note.

At December 28, 2001, one of the Company's foreign subsidiaries maintained unsecured lines of credit for $2.6 million with foreign banks, which include a standby Letter of Credit of $1.8 million. These credit facilities are subject to parent company guarantees, require payment of certain loan fees, and provide for interest at approximately 0.75% to 1.0% above the bank's cost of raising capital. During fiscal year 2001 and fiscal year 2002 to date, there were no cash borrowings against these lines of credit.

On June 26, 2000, the Company entered into a credit agreement with a major foreign bank to support the Company's hedging activities. In the event that the Company is unable to provide the funds to execute any forward currency contract, this credit agreement is available to fund the contract execution. During fiscal year 2001 and fiscal year 2002 to date, there were no borrowings under this credit agreement.

3) Net Income per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive. Net income per share information for the quarters ended December 28, 2001 and December 29, 2000, is as follows:

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	Dec. 28, 2001	Dec. 29, 2000	Dec. 28, 2001	Dec. 29, 2000
Net income (loss)	$ 560	$ (395)	$ 1,489	$ (1,448)
Basic weighted average shares outstanding	5,853,202	6,084,506	5,848,960	6,166,895
Basic net income (loss) per share	$ 0.10	$ (0.06)	$ 0.25	$ (0.23)

Effect of dilutive securities:
Basic weighted average shares outstanding	5,853,202	6,084,506	5,848,960	6,166,895
Dilutive effect of stock options	140,707	-	78,682	-
Dilutive weighted average shares outstanding	5,993,909	6,084,506	5,927,642	6,166,895
Diluted net income (loss) per share	$ 0.09	$ (0.06)	$ 0.25	$ (0.23)

The reduction in the number of shares outstanding from fiscal year 2000 to 2001 is due to the Company's share repurchase program (See Note 4).

4) Common Stock

As authorized by the Board of Directors, the Company repurchased and retired 412,832 shares of common stock during the prior fiscal year. No shares have been repurchased during fiscal year 2002. Purchases of an additional 3,562 shares of common stock may be made at the Company's discretion.

5) Stock Incentive Plan

Under the Company's 1994 Stock Incentive Plan (the "Plan"), options may be granted to purchase shares of its common stock. A total of 2,625,000 shares is authorized for issuance under the Plan.

6) Restructuring Charges

In fiscal year 2001, the Company recorded charges of $1.8 million to provide for the restructuring of certain line matrix, thermal and verifier manufacturing and support operations. The restructuring was initiated to reduce production costs by relocating certain line matrix and thermal manufacturing processes to the Company's Singapore plant, and by consolidating the manufacture of critical line matrix components into the Irvine facility. In addition, configuration activities for printers for the domestic market were consolidated into the Irvine facility from the Memphis facility, and the RJS operations were relocated to the Irvine facility. The restructuring resulted in the elimination of 72 positions, or approximately 7.1% of the worldwide workforce. During fiscal year 2001, the Company essentially completed all announced restructuring activities.

During the current quarter, the Company utilized $0.1 million of the remaining restructuring accrual for leasehold and rental costs on the unoccupied portion of the Memphis facilities. The remaining accrual as of December 28, 2001, relates partly to the unoccupied portion of the Memphis facilities and partly to wind-up activities of the RJS subsidiary. Due to the continuing soft commercial real estate market in the Memphis area, the Company expects to continue to experience slow progress toward subleasing the unoccupied portion of the facilities. The Company believes the remaining restructuring accrual is adequate to cover the expected future cash payments. The remaining restructuring accrual is included partly in Other Accrued Liabilities and Other Non-Current Liabilities and partly as an offset against Property, Plant and Equipment (PP&E). The restructuring accrual and utilization are summarized as follows:

(Amounts in thousands)
	Accrual as of Mar. 30, 2001	Amounts Utilized	Accrual as of Dec. 28, 2001
Write-down and disposal of fixed assets, included as offset against PP&E	$ 199	$ 139	$ 60

Other liabilities for vendor and lease-related expenses	277	99	178

Total restructuring accrual	$ 476	$ 238	$ 238

7) Commitments and Contingencies

Operating Leases

The Company conducts its foreign operations, Memphis operations and U.S. sales offices using leased facilities under non-cancelable operating leases, which expire at various dates from fiscal year 2002 through fiscal year 2006, except for the land lease for the Company's building in Singapore which expires in fiscal year 2026. During fiscal year 2001, RJS moved from its former leased facilities to the Irvine location.

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

Presently, the Board continues to investigate the source of the VOCs and there are currently no further orders outstanding against the Company. As of March 30, 2001, and December 28, 2001, the Company has reserved $0.2 million which is a reasonable estimate to cover further legal fees or any additional expenses related to environmental tests which could be requested by the Board at either site. To date, the Company has incurred only minimal expense in its initial response to the Board's request for information and for environmental testing.

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

8) New Pronouncements

In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and other intangible assets be tested for impairment at least annually and prohibits periodic amortization of goodwill and some intangible assets into income. The Company will adopt the statement in April 2002. The Company believes the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses recognition and measurement of losses related to impairment or disposal of long-lived assets. The Company will adopt the statement in April 2002. The Company believes the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations

PRINTRONIX, INC. AND SUBSIDIARIES

Except for historical information, this press release may contain "forward-looking statements" about Printronix, within the meaning of the Private Securities Reform Act of 1995. Terms such as "objectives," "believes," "expects," "plans," "intends," "estimates," "anticipates," "forecasts," "projections," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer industry and in the economy in general; the ability of the Company to achieve growth in the Asia Pacific market; adverse political and economic events in the Company's markets; a worsening of the global economy due to general conditions; a worsening of the global economy resulting from the terrorist attacks of September 2001; the ability of the Company to hold or increase market share with respect to line matrix printers; the ability of the Company to successfully compete against entrenched competition in the thermal printer market; the ability of the Company to attract and retain key personnel; the ability of the Company's customers to achieve their sales projections, upon which the Company has in part based its sales and marketing plans; the ability of the Company to retain its customer base and channel; and the ability of the Company to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

RESULTS OF OPERATIONS

Revenues

Compared with the Prior Year:

Consolidated revenues for the current quarter were $34.0 million, a 15.8% decrease from the same period last year. The decline in sales was across all product lines and all geographic regions. Revenue for the quarter was the lowest since fiscal year 1995 and reflected a change from the typical December sales order pattern, which historically grew sharply over the second quarter sales orders. The Company attributes the lower revenues to the soft worldwide economy and the resultant slowdown in capital spending for plant expansions.

Sales to the Americas for the quarter were $19.4 million, down from $22.3 million a year ago. Americas distribution sales decreased 16.3% to $10.2 million. Americas OEM sales decreased 8.7% to $9.3 million. EMEA sales decreased 14.9% to $11.4 million from the same period last year primarily due to lower line matrix sales in the OEM channel, mainly to IBM. Asia Pacific sales for the quarter decreased 33.3% from a year ago to $3.1 million, mostly as a result of weak line matrix sales into China, India and various ASEAN countries.

Line matrix sales for the quarter were $26.8 million, a decrease of 13.2% from the same period last year. Line matrix revenue was 78.9% of total revenue for the quarter. Thermal sales for the quarter were $2.7 million, down 28.6% from the same period a year ago. Thermal sales were 8.0% of total revenue. Laser sales for the quarter totaled $4.1 million, down 20.0% from the prior year quarter. Laser revenue was 12.0% of total revenue for the quarter. Verification products revenue for the quarter was $0.4 million, down 34.1% from a year ago.

Sales to the Company's largest customer, IBM, represented 26.7% of total sales for the quarter, compared with 28.7% a year ago. Sales to the second largest customer represented 9.3% of total sales for the quarter, compared with 8.0% last year.

For the current quarter, sales by channel were $14.7 million OEM and $19.3 million distribution, or 43.2% OEM and 56.8% distribution, essentially unchanged from the same period last year.

Compared with the Prior Quarter:

Compared with the prior quarter, revenue decreased $2.5 million, or 7.0%, principally due to lower sales to IBM and lower sales into Asia Pacific. Compared with the prior quarter, revenue decreased 11.1% in EMEA, decreased 39.6% in Asia Pacific but increased 5.0% in the Americas. Thermal sales grew 18.4% over the prior quarter while line matrix sales fell 7.5%, laser sales fell 13.4% and verification product sales fell 32.3%. In the prior quarter, line matrix sales were $29.0 million, or 79.4% of revenue, thermal sales were $2.3 million, or 6.3% of revenue, laser sales were $4.7 million, or 12.8% of revenue, and verification products were $0.5 million, or 1.5% of revenue. OEM sales and distribution sales were 41.1% and 58.9% of revenue, respectively, in the prior quarter.

Gross Margin

Gross margin for the current quarter was 33.8%, up from 26.5% for the same quarter last year and up from 31.6% for the prior quarter. The improvement over the prior year quarter is due to manufacturing benefits of moving line matrix and thermal printer manufacturing from the U.S. to Singapore, together with continuing cost reductions and certain price increases. The improvement over the prior quarter was achieved despite lower production volume and reflects improved product costs, as well as a more favorable product mix.

Operating Expenses, Other Expense

Engineering and development expenses for the current quarter increased 1.8% to $3.9 million compared with the same period last year. As a percentage of sales, engineering and development expenses were 11.5% for the current quarter and 9.5% for the same quarter last year.

Sales and marketing expenses for the current quarter increased 2.7% to $4.6 million compared with the same period last year as a result of increased resources being applied to the Major Accounts marketing program. As a percentage of sales, sales and marketing expenses were 13.5% for the current quarter and 11.1% for the same quarter last year.

General and administrative expenses for the current quarter increased 8.5% to $2.2 million compared with the same period last year mostly as a result of increased property taxes. As a percentage of sales, general and administrative expenses were 6.6% for the current quarter and 5.1% for the same quarter last year.

Other expense, net, increased slightly for the current quarter compared with the same period last year. The increase was due to lower foreign exchange gains mostly offset by lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of liquidity for the Company has historically been cash generated from operations. The Company ended the quarter with cash and cash equivalents of $17.5 million, an increase of $7.6 million from the beginning of the fiscal year. For the fiscal year to date, approximately $14.7 million was provided by operations, principally due to lower inventories and accounts receivable, and depreciation charges which exceeded capital expenditures. Inventories were reduced by $4.8 million to $15.9 million, principally as a result of working through the recent manufacturing restructuring where certain manufacturing processes were consolidated in the Singapore facilities, which had resulted in carrying more inventory during the transition. The major uses of funds for the fiscal year to date were repayments on the line of credit totaling $3.5 million and capital expenditures of $3.1 million.

During the first quarter of fiscal year 2002, the Company repaid its line of credit borrowings as scheduled and cancelled the $10.0 million line of credit.

The Company ended the current quarter with long-term debt of $15.8 million and short-term debt of $0.7 million for the seven-year note.

At the end of the current quarter, the Company continued to reserve $0.2 million for an environmental issue associated with the closing down of the Company's Irvine hammerbank factory in fiscal 1994.

The Company believes that its internally-generated funds will adequately provide for working capital requirements, capital expenditures and engineering and development needs through the next twelve months.

SUPPLEMENTAL INFORMATION

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and other intangible assets be tested for impairment at least annually and prohibits periodic amortization of most goodwill and some intangible assets into income. The Company will adopt the statement in April 2002. The Company believes the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses recognition and measurement of losses related to impairment or disposal of long-lived assets. The Company will adopt the statement in April 2002. The Company believes the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosure About Market Risk

PRINTRONIX, INC. AND SUBSIDIARIES

MARKET RISK

The Company implemented a foreign currency-hedging program in April 2000 in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. Under the program, the Company can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. The Company does not use the contracts for speculative or trading purposes. As of December 28, 2001, the Company had no outstanding forward exchange contracts. Gains and losses under these contracts were immaterial for the periods presented.

The Company has financial instruments that are subject to interest rate risk, principally debt obligations. Long-term borrowings, consisting of a note secured by the Company's Irvine facility, are at variable rates based on LIBOR, and are reset for periods not exceeding one year at the Company's discretion. During the current quarter, the weighted average interest rate on the note was 6.5%. If interest rates were to increase by 10% (65 basis points on the note), the impact on pre-tax earnings of the Company would not be material.

PART II. OTHER INFORMATION

PRINTRONIX, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

See "Item 3. Legal Proceedings" reported in part 1 of the Company's Report on Form 10-K for the fiscal year ended March 30, 2001.

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

Date: February 8, 2002	PRINTRONIX, INC.
(Registrant)
By: /s/ George L. Harwood
George L. Harwood
Sr. Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial Officer and Duly Authorized Officer)