Form 10-K
period 2002-03-29
PRINTRONIX INC
filed 2002-05-14
CIK 311505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-9321

PRINTRONIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2903992
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14600 Myford Road P.O. Box 19559, Irvine, California	92623
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (714) 368-2300

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.01,
Including Common Share Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

On April 26, 2002, there were 5,855,064 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock (based upon the closing price of $12.00 per share as quoted in the Nasdaq Stock Market® on April 26, 2002) held by non-affiliates of the Registrant was $50,640,504.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 20, 2002 are incorporated by reference into Part III of this report.

Printronix, Inc.
Index to Form 10-K

PART I

Item 1.   Business

Certain geographic information for Item 1 is found in Note 7 of the Notes to Consolidated Financial Statements on page 37 of this Annual Report on Form 10-K.

General

Printronix, Inc. is the leader in multi-technology “Supply Chain Printing Solutions,” which provide remotely managed printers that produce documents of all types in network printing systems of businesses around the world. Printronix markets three types of applications-compatible printers — line matrix, thermal and fanfold laser, as well as software that manages these printers in an enterprise network. Printronix common stock is traded on NASDAQ under the symbol PTNX. For more information, visit us at www.Printronix.com.

We develop, design, manufacture and market medium and high speed printing solutions and the related supplies and services. Products are designed for use in mission critical applications where unsurpassed reliability and performance are crucial. Products are used in industrial settings such as manufacturing plants and distribution centers, in addition to the front office and the information technology department. We have a global presence with manufacturing and configuration sites located in the United States, Singapore and Holland. In addition, we have 17 sales and support locations around the world.

The printers function on a wide range of computer systems and enterprise software and are compatible with various label generation and label management software. All of the printers have extensive industrial graphics capabilities allowing them to support most popular industrial graphics languages while producing every type of printed computer output, including labels, bar codes, multi-part forms and reports.

We distinguish ourselves from our competitors in several key areas. We offer three printing technologies; line matrix, thermal and fanfold laser. We also provide professional services for systems integration and post-sales support with supplies, spares, repairs and maintenance capability. Our unique printer management solution, PrintNet® Enterprise, offers remote management of networked printers around the world. This unique architecture allows common printing solutions to be applied to all three printing technologies. Printing solutions offer direct connectivity to the enterprise software SAP/R3 thus eliminating costly middleware. In addition, our unique On-Line Data Validation (ODV™) feature provides a differentiated solution in thermal printing for compliance labeling by monitoring bar code labels as they print to ensure scanability. The printers offer worldwide languages. We also design, manufacture and market bar code verifiers. The verifiers are both hand-held and on-line units, incorporating traditional and American National Standards Institute (ANSI) verification. We develop and own most of the technology employed in our products.

To support our installed base of printers and verifiers, we sell consumables, such as ribbons and toner. We also sell spare parts and provide other customer services such as the Advanced Exchange spare parts logistics program, repairs and maintenance. The consumable supplies, spare parts and customer services provide recurring revenue on the installed base of Printronix printers.

We market and sell our products worldwide through major computer systems companies (OEMs), and a network of system integrators, full-service distributors and value added resellers. All three technologies are marketed to the same installed base and through the same channels.

The business is affected by global changes in the level of capital spending to expand or enhance manufacturing plants, distribution centers and investments in information technology spending. We believe that greater emphasis on supply chain management, warehouse automation and the increasing use of bar coded labels offers opportunities for long-term growth.

Printronix, Inc. was incorporated in California in 1974 and was reincorporated in Delaware in December 1986. Our headquarters are located in Irvine, California. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “Printronix” refer to Printronix, Inc. and its consolidated subsidiaries.

Market Overview

Various industry analysts track market share data and such data for fiscal 2002 is not yet available. In 2001, we enjoyed a 61 percent market share in the worldwide line matrix market, excluding Japan. We introduced our own thermal printer in late fiscal year 2000 and since then have increased our market share to four percent of the performance segment of the 2001 worldwide thermal market. Industry analysts do not track the size of the fanfold laser market. However, we believe we have a dominant market share in the high-end fanfold laser label-printing segment.

Geographic Regions

We classify revenue in three geographic regions; The Americas, Asia-Pacific and Europe, the Middle East and Africa (“EMEA”). Our products are sold in over seventy-three countries. We believe that a large percentage of our revenue will continue to come from outside of the Americas in the future. We price our products in United States dollars and the Euro. A summary of the effects of the Euro can be found in Note 1 of the Notes to Consolidated Financial Statements on page 29 of this Annual Report on Form 10-K. A summary of revenue and assets by region can be found in Note 7 on page 37 of this Annual Report on Form 10-K.

Growth Strategy

Printronix intends to continue to invest in line matrix solutions and leverage those solutions to the thermal and laser products. We also intend to continue to invest in high-speed line matrix printer development and believe these higher speed models offer an opportunity to replace aging high-speed band printers. We also intend to enhance line matrix print quality by developing better ribbon technology and manufacturing processes. We intend to grow our thermal market share by expanding the range of applications where our unique features add value. We intend to expand our capability to allow migration of industrial printing applications to new enterprise software platforms and networks.

Printronix intends to grow revenue from our installed base of printers by increasing our market share of recurring revenue by expanding our channel for supplies, increasing our services, such as maintenance, repairs, spare parts logistics programs and professional services, such as systems integration and migration. We are also expanding our market share of remanufactured Printronix printers, a market that we did not previously participate in.

Printronix has entered into strategic alliances with labeling and warehouse management systems software providers in order to expand our range of solutions and systems integration. We expect to continue to enter into additional alliances.

We expect to create demand for our products through our Major Accounts Marketing and Vertical Marketing programs. We intend to work with retail and automotive industry leaders to provide printing solutions using all three of our printing technologies. We believe we can achieve efficiencies for our end user customers through our global channel partners due to the common architecture, worldwide support and post sales supplies and services.

Technology

Our core technologies include line matrix and thermal print engines, subsystem controllers and software, bar code verification and network printer management. Line matrix, thermal and laser printers developed from these technologies are unified by a common control architecture called Printronix System Architecture (PSA®), the latest version of which is PSA®2 (PSA2). This architecture permits all three printing technologies to be application compatible by supporting common industrial graphics languages, host communication protocols, and global network management.

We also offer advanced network printer management solutions with our recently launched PrintNet Enterprise, which is a combination of hardware and software components. PrintNet Enterprise is a global printing, troubleshooting and management system that allows remote management control of our printers from a networked desktop. PrintNet Enterprise includes an interface card to provide connection to an Ethernet network and a Java-based software application providing advanced configuration management tools, event notification and remote status and diagnostic capabilities.

In addition, we also offer the unique ODV capability that ensures all bar codes produced on the T5000 thermal printer are readable by bar code scanners. ODV analyzes each bar code immediately after the label is printed and validates that the bar code is within specifications. ODV also provides a quality control record of each bar code printed.

All of our printers support Printronix IGP®/PGL® and IGP/VGL bar code label printing languages. During fiscal 2002, we further advanced our industry leadership in network printer management, bar code verification, line matrix and thermal printing through new product introductions.

We have designed and developed software and hardware that leads the industry in connectivity to allow the printers to operate in a wide variety of computer systems, software and networks. In addition, we designed and developed emulation software which allows our printers to be placed in environments with competitive products and allows the printers to function using the host data streams without the need for modifications to the applications. In addition, Printronix printers can print in worldwide languages.

Printers

Computer printers are output devices that use electromechanical techniques to convert digitized information sent from a host computer to a printed form. Printing by means of impact or non-impact technologies, output can take the form of a variety of media, including paper, card stock, plastic, and cloth. Whether people and/or machines read the output is dependent upon whether the printed output is a bar code or text, and bar coded labels contain both formats. Printronix’s line matrix printers are impact printers and can process single-part or multi-part forms. Printronix’s non-impact printers print only single-part forms by means of thermal and laser techniques.

     LINE MATRIX PRINTERS

Printing is accomplished as the hammer bank shuttles a small distance back and forth, enabling the hammers to place dots anywhere along a row across the paper. Successive rows of dots are produced by the paper advancing while the hammer bank reverses for printing the next row of dots. Dots overlap horizontally and vertically to produce graphics as well as alphanumeric characters.

Line matrix models include the Printronix P5000 series line printer family with speeds ranging from 500 to 2000 lines per minute (“LPM”). The P5000 series models were introduced in fiscal 1996, and replaced our previous generation models. In fiscal 2002, we introduced the P5220, which at 2000 LPM, is the world’s fastest line matrix printer. Applications for line matrix printers include reports, multi-part forms, bar codes, labels and program listings. The P5000 series line matrix printers operate at 500, 1000, 1500 and 2000 LPM.

The dot placement of our line matrix printers is very precise, permitting accurate character alignment. The combination of precise dot placement anywhere on the page and the use of overlapping dots rather than fully formed characters enables Printronix printers, under computer control, to produce graphic output. Another key feature of the line matrix technology is that hammer energy is optimized to print only dots, resulting in improved print quality on multi-part forms. These printers are available in pedestal or floor cabinet models with worldwide languages, a wide range of computer capabilities and a power paper stacker for floor model units.

Our P5000 series of line matrix printers offers the PrintNet Enterprise option, which includes high-speed Ethernet connectivity and full remote printer management capabilities.

The value provided by line matrix printing is the high level of reliability, the ability to function in harsh environments, the lowest cost per printed page and the ability to process multi-part forms.

     THERMAL PRINTERS

Thermal printers have become the primary instruments in the creation of bar codes and on-demand label printing. Thus, they occupy a unique niche in the printer world, because of the growing importance of bar coding in supply chain logistics.

Thermal printers create images on paper by heating thermal sensitive media. The image is created either by heating an ink-based ribbon which transfers ink to the paper label material (transfer) or by heating paper label material in which the thermally sensitive ink is already impregnated (direct). This technology results in a readable bar code image.

Our T5000 thermal printers range in print width from 4.1 to 8.5 inches and in speed from 6 to 10 inches per second. They print from 200 to 300 dots per inch (“DPI”). They support both direct and thermal transfer methods and were designed to fulfill the demands of the high volume, high intensity user.

The T5000 thermal printer models were designed, engineered and manufactured by Printronix, and they incorporate PSA2 and PrintNet Enterprise. The T5000 also offers the unique ODV capability that ensures all the bar codes it produces meet industry specifications and will scan accurately. With PrintNet Enterprise, ODV and PSA2, the T5000 sets a new standard of durability, versatility, flexibility, and manageability to meet today’s enterprise users’ needs. These printers address a wide range of label printing applications in the manufacturing, distribution, retail and healthcare sectors.

The value provided by thermal printing is on demand label printing and a small footprint that allows stationing along the manufacturing production line or throughout the distribution center.

     LASER PRINTERS

Fanfold laser printers create images on paper electrographically like a copier machine. The image is fixed to the paper with toner in the same manner as copiers. The controllers, which we designed, are integrated with print engines purchased from outside suppliers. All models are available with optional power stackers.

The LaserLine® printers combine print quality and speed with the distinct advantages of fanfold forms. A straight-through paper path combined with optional power stacking allows for long, unattended print runs. The L1524 laser printer operates at up to 24 pages per minute and 300 DPI. The L1524 utilizes the more conventional heat/pressure fusing process, supports form widths up to 10 inches and offers a 50,000 pages per month duty cycle. The L1524 is primarily used for medium volume billing and labeling applications.

The LaserLine L5520 and L5535 fanfold laser printers operate at up to 35 pages per minute, 240 to 400 DPI, and have a unique flash fusing process, which produces output of exceptional durability and quality. Unlike other laser printers, the L5520 and L5535 can print on a wide variety of media including synthetics and plastic cards. The wide carriage, which can print widths up to 14.6 inches, high duty cycle and durability of the output make these printers particularly well suited for high volume utility type billing and labeling applications.

Fanfold laser printing provides value with its high resolution and high-speed batch printing, and the L5520 and L5535 have unique label printing capabilities.

Bar Code Verification Products

A Bar Code Verifier reads and decodes a bar code in the same manner as a normal scanner, but additionally, it analyzes the adherence of the bar code to published industry specifications. Hand-held portable models and on-line models are available that meet practically any industry requirement. On-line verifiers are fixed to either printers or conveyance systems. When attached to a printer, the verifier analyzes the bar codes being produced by the printer. When attached to a conveyance system, the verifier analyzes the bar codes as they traverse in front of it. On-line models have an additional feature that communicates with the printers or conveyance systems and allows them to be controlled. These control features can stop the printers or conveyance systems, sound alarms or alert operators that manual intervention is required if the bar codes are not meeting industry specifications.

Supplies, Consumables and Services

We also sell associated printer supplies and consumables such as ribbons and toner. Some of these products are designed and manufactured by us; others are purchased from outside suppliers. We offer maintenance services and the Advanced Exchange program, which provides logistical support for spares and repairs, and minimizes the amount of inventory needed by our resellers and customers to service the printers. The printers are sold with warranties, but customers can purchase maintenance service agreements from us or from our channel which cover the post warranty period. We also repair and sell spare parts to our channel, which are used to support their maintenance service agreements. Supplies, consumables and services, such as maintenance, are an area of expected growth opportunity.

Worldwide Market For Printronix Products

We market our products to manufacturers, distribution centers and retailers for use in producing bar codes, labels, tags, transaction documents and information reports. In addition, we market our products to information systems departments for use in producing multi-part forms and reports. The market for bar code verifiers consists mainly of companies that use bar codes as a critical source for data, print bar codes, supply bar codes to other companies either as labels or on products and/or have internal quality procedures relating to bar codes, such as ISO 9000 requirements.

Warranties

We offer either a 90 day on-site or a 12 month return to factory standard parts and labor warranty on all products. Defective printers and verifiers can be returned to us for repairs or replacement in the applicable warranty period. Supplies are warranted for the shelf life of the products.

Channel

The printers and products are sold worldwide through major computer systems companies (OEMs), and a network of full-service distributors, systems integrators and value added resellers (VARs).

OEM sales and distribution channel sales were 43.0% and 57.0% of net sales for fiscal year 2002, respectively. Channel sales were 44.0% OEM and 56.0% distribution for fiscal year 2001, and 46.4% OEM and 53.6% distribution for fiscal year 2000.

Information on sales to our largest customers can be found in Note 7 of the Notes to Consolidated Financial Statements on page 37 of this Annual Report on Form 10-K.

Competition

Our products compete in the overall market for medium and high-speed computer printers. The overall market includes line matrix, thermal transfer, laser, inkjet, serial, and band printers. We compete on a direct basis with several companies of varying sizes, including some of the largest businesses in the United States and Japan.

On-line verifier products offer a unique feature mix of fixed position scanning, verification communication and controls. There is little direct competition at this time. For portable verifiers, there are two major competitors in the United States. Both major competitors purchase on-line systems from us.

Competitive factors in the markets include reliability, durability, price, print quality, and versatility of special performance features, information systems connectivity, channel to market, post-sales support, including professional services and financial resources to invest in new product designs and features. We believe our printers are highly competitive with regard to features, reliability, durability, price/performance and cost of ownership. Our professional services includes a wide range of services to assure that our printing solutions deliver their full potential in our customer’s enterprise system. We invest more heavily in research and development than the industry average. We can offer no assurance that products with superior technology or superior price/performance will not be introduced by the competition. If introduced, those products could have a material impact on our operations. Knowledge of a pending new product in the marketplace by us or by our competitors may have an adverse impact on revenue as customers may delay purchasing decisions until the new product is available.

Industry analysts have estimated the size of the 2001 worldwide line matrix market to be $300 million based on end user pricing, excluding Japan. Industry analysts have estimated this market experienced a 24 percent drop from the prior year due to the general slowness in the economy. We have long enjoyed the dominant position in this market. We grew our market share to 61 percent in fiscal year 2001, in spite of a declining market. Our primary competitors in the line matrix market are Genicom, Inc. and Tally, whom together account for 22 percent of the market. Based upon industry analysts’ data, we expect this market to remain flat in the near future in the United States and Western Europe, but grow in the emerging economies of Eastern Europe and Asia Pacific.

Industry analysts have estimated the 2001 worldwide market for high-end thermal printers to be $320 million based on end user pricing. The high-end market is defined as printers with a list price of $2,700 or greater. The market experienced a 9 percent drop from the prior year due to the general slowness in the economy. We grew our fiscal year 2001 market share to 4 percent, despite a declining market, after introducing our own thermal printer in late fiscal year 2000. Our primary competitors in the thermal market are Zebra Technologies Corporation, Sato, Tokyo Electric Company (TEC) and Intermec, a subsidiary of Unova, who together account for 82 percent of the market. We expect this market to grow approximately 7 percent annually in the future, based upon industry analysts’ data, driven by enhancements in networking technologies and expansion of enterprise systems. All brand names used throughout this Annual Report on Form 10-K are trademarks or registered trademarks of their respective companies.

Industry data on the fanfold laser market is not available. We believe we have a significant market share in the segment devoted to fanfold laser label printing.

Industry data on market size is not yet available for 2002.

We invest more of our revenue in research and development, about 10% of revenue versus 6% for our key competitors, and expect to continue to do so. We believe that our global presence, three technologies, advanced network printer management capabilities and unique ODV capability provide a competitive advantage.

Order Backlog

Our customers place the majority of their orders on a just in time basis. We ship directly to most of our end user customers in the United States. As a result, we believe order backlog is not a meaningful indicator of future sales.

Raw Materials

We purchase custom mechanical and standard electronic components from numerous outside suppliers. Most of those components used in our impact and thermal printers are available from alternate sources should an issue arise with the existing source. Tooling is typically transferable to a new source with minimal ramp up time to full production capabilities. We also purchase certain components from sole sources and have no reason to believe that supply from these sources would be placed in jeopardy. However, if we were to lose any sole source for a component, there could be a delay in shipment of printers requiring those components until an alternate source could be ramped to fulfill production requirements. Our laser printer products are designed to use specific proprietary print engines and printer assemblies manufactured by outside suppliers. We have entered into written purchase agreements for these printer components and have no reason to believe that we will be unable to obtain the materials required.

Engineering and Development

Printronix operates in an industry that is subject to rapid technological change, and our ability to compete successfully depends upon, among other things, our ability to anticipate market needs and quickly respond with new solutions. Accordingly, we are committed to a product development process that is coupled to market requirements and facilitates high quality, rapid, product development and introduction. Engineering and development expenditures were approximately $15.7 million in fiscal 2002, compared with $16.7 million in fiscal 2001 and $19.3 million in fiscal 2000. In fiscal 2000, we were developing the new T5000 thermal printer product line. Engineering personnel are located in all three key regions: the Americas, Europe, and Asia Pacific. Research and development expenditures were made in fiscal 2002 and 2001 to enhance our suite of enterprise system printing solutions. These enhancements include: Introduction of PrintNet Enterprise, a significant innovation in enterprise network printer management; the P5220, the world’s fastest (2000 LPM) line matrix printer; new network printing protocols; feature and language enhancements to the T5000 thermal printers; ODV enhancements and introduction of professional services to support definition, customization and integration of our printing solutions.

Patents and Licenses

Printronix has been issued 40 United States patents, and related foreign patents (primarily in Canada, the United Kingdom, France and Germany) associated with various aspects of its printers. We believe that our patents, in various technologies (line matrix, thermal, system architecture, printer control), have competitive value and intend to continue our practice of enforcing our patent rights against potential infringements where we deem appropriate. Although there can be no assurance that we will be successful in defending our rights to any of our patents, we believe our patents are valid.

We have no material licenses from others pertaining to the manufacture of our products, including those under development, and believe none are currently required. Certain software is obtained under licensing agreements. We believe, based on industry practice, any such licenses as might be required in the future could be obtained on terms that would not have a material effect on us.

Employees

Printronix had 922 employees as of March 29, 2002, including 519 in the United States, 318 in Asia Pacific and 85 in Europe.

None of our employees in the United States or Asia Pacific is subject to a collective bargaining agreement. Our wholly owned subsidiary, Printronix Nederland BV, is a member of the Employers Union F.M.E., and some of our employees have elected to become members of an employee union. This employee union is not government sponsored and is supported by contributions from its members. We believe our relationship with our employees is good.

Foreign Operations

We have manufacturing facilities in Singapore, wherein line matrix and thermal printer products and some key components are produced. As part of the fiscal 2001 restructuring, the production of line matrix and thermal printers was centralized in the Singapore facilities. See Note 4 of the Notes to Consolidated Financial Statements on page 32 of this Annual Report on Form 10-K for more details on the restructuring. Also provided out of the Singapore facilities are product support and customer service for the Asia Pacific region. We have a facility in the Netherlands that provides product support, customer service, line matrix, thermal and laser product configuration and distribution. We have sales offices within Germany, France, the United Kingdom, Austria, India, China and Singapore.

International sales information is found in Note 7 of the Notes to Consolidated Financial Statements on page 37 of this Annual Report on Form 10-K.

We are not aware of any significant risks with respect to our foreign business other than those inherent in the competitive nature of the business and fluctuations in foreign currency exchange rates. Selected financial information regarding foreign and export sales by geographic area is set forth in Note 7 of the Notes to Consolidated Financial Statements on page 37 of this Annual Report on Form 10-K.

In late fiscal 2002, we completed leasehold improvements on a new ribbon manufacturing facility in Mexico. We began shipping from that location in the first quarter of fiscal 2003.

Item 2.   Properties

During the third quarter of fiscal 2000, our new 186,000 square foot facility in Irvine, California, was completed and occupied. The leased facility in Memphis, Tennessee, is approximately 44,000 square feet, and provides logistics support for spares and supplies for the United States market, with the capability of next-morning delivery of orders throughout the United States.

Our foreign operations are located in the Netherlands and Singapore. The Netherlands operations are in leased facilities of approximately 34,000 square feet. Our Singapore operations are in a 74,000 square foot facility we constructed in fiscal 1997. We also lease several small offices, generally on short-term leases, throughout the United States, Asia Pacific and Europe for sales support or service.

See Note 8 of the Notes to Consolidated Financial Statements on page 38 of this Annual Report on Form 10-K for a summary of the expiration dates and lease or rental commitments.

Item 3.   Legal Proceedings

Environmental Assessment

Information on environmental assessment matters is found in Note 8 of the Notes to Consolidated Financial Statements on page 38 of this Annual Report on Form 10-K.

Legal Matters

Information on legal matters is found in Note 8 of the Notes to Consolidated Financial Statements on page 38 of this Annual Report on Form 10-K.

Item 4.   Submission of Matters to a Vote of Security Holders

We did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The executive officers of Printronix and their ages as of March 29, 2002, are as follows:

Robert A. Kleist	73	President, Chief Executive Officer and Director

Theodore A. Chapman	53	Senior Vice President, Engineering and Chief Technical Officer

C. Victor Fitzsimmons	54	Senior Vice President, Worldwide Manufacturing

Andrei S. Hall	53	Senior Vice President, Sales and Marketing

George L. Harwood	57	Senior Vice President, Finance and Information Systems (IS), Chief Financial Officer and Corporate Secretary

Officers are appointed by and hold office at the pleasure of the Board of Directors.

Mr. Kleist is one of the founders of Printronix and has served as a director and its President and Chief Executive Officer since its formation in 1974. In addition, Mr. Kleist served as Chief Financial Officer from February 1987 to October 1988, a position he also held from August 1985 until January 1986.

Mr. Chapman joined Printronix in November 1995 as Vice President, Product Development. In April 1999, Mr. Chapman was appointed Senior Vice President, Engineering and Chief Technical Officer. From July 1970 to October 1995, Mr. Chapman held various engineering and senior management positions with IBM Corporation.

Mr. Fitzsimmons joined Printronix in September 1985 as Director of Information Systems. In December 1988, he was appointed Vice President, Information Systems. In May 1990, Mr. Fitzsimmons assumed responsibility for Printronix B.V., the Company’s Netherlands subsidiary. Mr. Fitzsimmons was appointed to the additional office of Vice President, Irvine Manufacturing in October 1990. In July 1991, he assumed responsibility for Printronix Schweiz GmbH (formerly known as Printronix A.G.), the Company’s Singapore subsidiary. From May 1992 to October 1994, Mr. Fitzsimmons was Senior Vice President, Manufacturing and Information Systems. In October 1994, he was appointed Senior Vice President, Worldwide Manufacturing. From September 1979 to September 1985, Mr. Fitzsimmons held various senior IS positions at Magnavox.

Mr. Hall joined Printronix in January 2002 as Senior Vice President, Sales and Marketing. For the previous 28 years, Mr. Hall held various senior positions in marketing, sales and general management at Xerox Corporation. In addition to his most recent role at Xerox Corporation as Vice President, eMarketing, Mr. Hall had previously served as Vice President/General Manager of the certified Pre-owned Business Unit and Vice President/General Manager of the Departmental Copier Business Team.

Mr. Harwood joined the Company in October 1988 as Senior Vice President, Finance and Chief Financial Officer. Mr. Harwood was appointed to the additional office of Corporate Secretary in January 1989. In October 1994, Mr. Harwood assumed responsibility for the Company’s Information Systems. From December 1984 to October 1988, Mr. Harwood was Chief Financial Officer and Vice President, Finance at Qume Corporation. From December 1982 to December 1984, Mr. Harwood was Group Controller of ITT Automotive Products, Worldwide. In prior years, Mr. Harwood has held various senior financial positions at ITT in Brussels, London, and Zambia. Mr. Harwood is a Fellow of the Institute of Chartered Accountants in England and has had seven years of public accounting experience, including positions at Price Waterhouse LLP.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

	2002		2001

	High	Low	High	Low

1st Quarter	$7.25	$4.70	$20.13	$12.63
2nd Quarter	7.00	4.96	13.63	9.13
3rd Quarter	9.70	6.00	9.75	6.88
4th Quarter	13.25	8.80	7.72	5.25

Item 6.   Selected Financial Data

The following income statement and balance sheet data have been derived from our consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

		$ in thousands, except per share data

Fiscal years ended March	2002	2001	2000	1999	1998

Results of Operations
Net sales	$146,683	$158,091	$190,240	$179,702	$170,391
Net income (loss)	$2,305	$(1,335)	$10,472	$12,364	$15,064
Diluted net income (loss) per share	$0.39	$(0.22)	$1.56	$1.71	$1.83
Selected Balance Sheet Data
Cash, net of short-term debt	$21,918	$5,632	$1,480	$11,911	$10,264
Working capital	$40,486	$35,287	$19,366	$32,899	$37,008
Total assets	$104,959	$105,969	$111,560	$88,866	$88,864
Long-term note payable	$15,575	$16,275	$—	$—	$—
Stockholders’ equity per share	$11.72	$11.22	$11.34	$10.09	$9.05

Item 7.   Management’s Discussion and Analysis of Results of Operations and Financial Condition

The matters discussed in this Management’s Discussion and Analysis of Results of Operations and Financial Condition on Form 10-K should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements provided under Part II, Item 8 of this Annual Report on Form 10-K.

Forward-Looking Statements

Except for historical information, the Annual Report and Form 10-K contain “forward-looking statements” about Printronix, within the meaning of the Private Securities Reform Act of 1995. Terms such as “objectives,” “believes,” “expects,” “plans,” “intends,” “estimates,” “anticipates,” “forecasts,” “projections,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer industry and in the economy in general; our ability to achieve growth in the Asia Pacific market; adverse political and economic events in our markets; a worsening of the global economy due to general conditions; a worsening of the global economy resulting from terrorist attacks; our ability to hold or increase market share with respect to line matrix printers; our ability to successfully compete against entrenched competition in the thermal printer market; our ability to attract and retain key personnel; the ability of our customers to achieve their sales projections, upon which we have in part based our sales and marketing plans; our ability to retain our customer base and channel; and our ability to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change. We do not undertake to publicly update or revise any of our forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

Critical Accounting Policies and Estimates

We prepare the consolidated financial statements of Printronix in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on the information available to us at the time. These estimates and assumptions affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, customer programs and incentives, bad debts, inventories, warranty obligations, intangible assets and other long-lived assets, income taxes, and contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

We believe the most critical accounting policies used to prepare the accompanying consolidated financial statements are the following:

     REVENUE RECOGNITION

We recognize revenue from product sales at the time of shipment and passage of title. Our sales are based on written contractual agreements with our resellers that include established pricing and terms. Customers may return products that do not function properly upon delivery or are incompatible with the application.

We continuously monitor and track such product returns and record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of significant pending returns. While such returns have historically been within our expectations and the provisions we have established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting returns could have a material adverse impact on our operating results for the period or periods in which such information is known. We record estimated revenue reductions for customer programs and incentive offerings, including special pricing, rebates, or other programs.

We offer printer maintenance services through service agreements that customers may purchase separately from the printer. These agreements are covered by written contracts and are mostly one year in duration. We provide the point of customer contact and initial diagnostic services, and supply the parts used for printer repairs. We have contracted with third parties to perform the on-site repair services. Revenue from these agreements is recognized on a straight-line basis over the period of the contract, which approximately matches costs incurred.

We offer professional services, such as installation, training and customized applications to customers. These services are billed separately upon completion and acceptance of the service. While the revenue received from professional services is not currently material, professional services are considered an area of potential growth.

     ACCOUNTS RECEIVABLE

We perform credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness. We continuously monitor collections and payments from our customers and maintain an allowance for estimated bad debt losses based upon our historical experience and any specific customer collection issues we have identified. While such bad debt losses have historically been within our expectations and the allowance we have established, we cannot guarantee that we will continue to experience the same bad debt loss rates that we have in the past. Since our accounts receivable include substantial receivables from a few large resellers, a significant change in the liquidity or financial position of any one of these resellers could result in additional allowances that could affect our future operating results.

     INVENTORIES

We record a provision to value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory, or the current estimated market value of the inventory, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     WARRANTIES

We offer warranties of various lengths to our customers depending upon the specific product and terms of the customer purchase agreement. Our standard warranties require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. We record an estimate for warranty related costs based on our actual historical return rates and repair costs at the time of sale.

We engage in product quality programs and processes, including evaluating our suppliers. While our warranty costs have historically been within our expectations and the provisions we have established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product return rates, or a significant increase in the costs to repair our products, could have a material adverse impact on our operating results.

     LONG-LIVED ASSETS

We assess the carrying value of long-lived assets, including intangibles assets, whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. In the event the carrying value of assets is determined to be unrecoverable, we would record an adjustment to the carrying value of the assets affected. While we make every effort to ensure our long-lived assets are recoverable, any major unanticipated change in circumstances could have a significant impact on the recoverability of long-lived assets and on our operating results.

     INCOME TAXES

We estimate our income tax liability based upon current tax laws in the tax jurisdictions in which we operate. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and those recognized for tax purposes.

We periodically review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the provision for income tax is inadequate, or if we are unable to realize deferred tax assets, or if the tax laws change unfavorably, we could experience income tax charges in excess of the reserves established. Likewise, if the provisions for current and deferred taxes are in excess of those eventually needed, or if we are able to realize additional deferred tax assets, or if tax laws change favorably, we could experience reduced income tax charges.

We have operations in multiple international taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues. While we believe we have made adequate provision for any such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our operating results.

Results of Operations

     COMPARISON OF FISCAL YEAR 2002 AND 2001 — OVERVIEW

Revenue for fiscal year 2002 was negatively impacted by the slow worldwide economy and reduced capital spending within our target markets. Despite lower revenue, we returned to profitability due to several factors, including the improved gross margins resulting from the completion of the restructuring efforts initiated and completed in fiscal year 2001, certain price increases and a continual product cost reduction program. Cash balances increased by $12.8 million and inventory decreased by $5.6 million.

Our focus during the year has been to develop future revenue opportunities by expanding the Major Accounts Marketing program, and by expanding customer services. We have initiated programs to pursue total printing solutions in the retail logistics and automotive vertical markets.

     COMPARISON OF FISCAL YEAR 2001 AND 2000 — OVERVIEW

Revenue for fiscal year 2001 was lower than fiscal year 2000, partly due to one additional week in the prior fiscal year, and partly due to lower sales across all regions and all product lines, except the thermal product line. We attribute the decrease to the general downturn in the worldwide economy. We believe the slowdown in plant expansions and the announcement of plant closures were contributing factors to our lower sales. During fiscal year 2001, we announced and completed various restructuring efforts, which were designed to improve manufacturing efficiencies worldwide at a lower level of sales. The majority of the loss from operations for the fiscal year was due to the restructuring costs. During the later part of the fourth quarter of fiscal 2001, we began to see improved margins as a result of the restructuring efforts. The fiscal year resulted in a loss of $1.3 million, compared with income of $10.5 million in the prior year.

     NET SALES — FISCAL YEARS 2002 AND 2001

Revenue for the fiscal year 2002 was $146.7 million, a decrease of $11.4 million, or 7.2%, compared with the prior fiscal year. We attribute the decrease to the soft worldwide economy and the resultant slowdown in capital spending for plant expansion or refurbishment. Printronix printers are used in manufacturing, supply chain logistics, business critical applications and have a long life, which allows users to delay programs to upgrade these printers in times of economic uncertainty. Thermal printer sales are primarily driven by new plant infrastructure projects and have been affected by the lower capital spending. The decrease in sales was principally due to lower sales in the Americas. The decrease in sales was across all product lines. We were also impacted by lower sales to our major customer.

Americas sales were $81.2 million, down $11.9 million, or 12.8%, from a year ago. Americas distribution sales decreased 11.0% to $44.8 million. Americas OEM sales decreased 14.9% to $36.4 million. Lower sales to some of Printronix’s larger OEM customers were only partially offset by higher sales to some of the smaller OEMs. EMEA sales decreased $0.9 million, or 1.7%, to $48.9 million. EMEA OEM sales were unchanged from the prior year at $24.8 million. EMEA distribution sales were $24.1 million, down from $25.0 million a year ago. Asia Pacific sales increased $1.3 million, or 8.7%, from a year ago to $16.6 million, mostly as a result of increased line matrix sales into India and China.

Line matrix sales for fiscal year 2002 were $114.9 million, a decrease of 5.7% from the prior fiscal year. Line matrix revenue was 78.3% of revenue versus 77.0% in the prior fiscal year. Laser sales totaled $18.3 million, down 8.7% from the prior fiscal year. Laser revenue was 12.5% of revenue compared with 12.7% in the prior fiscal year. Thermal sales were $11.3 million, down 17.5% from the prior fiscal year. Thermal sales were 7.7% of revenue compared with 8.7% in the prior fiscal year. Verification products were $2.1 million, a decrease of $0.4 million from the prior fiscal year. Verification product sales were 1.5% of revenue, compared with 1.6% in the prior fiscal year. Sales of recurring items such as spares, consumables and customer services, included in the product line sales discussed above, were $50.6 million, down 2.0% from the prior fiscal year.

Sales to our largest customer, IBM, represented 27.4% of net sales for the fiscal year, compared with 26.1% a year ago. Sales to the second largest customer represented 8.6% of net sales for the fiscal year, compared with 8.5% a year ago. Sales to the top 10 customers represented 53.9% and 54.7% of net sales for the current and prior fiscal year, respectively.

Sales by channel were 43.0% OEM and 57.0% distribution compared with 44.0% OEM and 56.0% distribution for the prior fiscal year. Revenue from United States customers was 53.3% and 54.9% of total revenue, while revenue from international customers was 46.7% and 45.1% of total revenue for fiscal years 2002 and 2001, respectively.

     NET SALES — FISCAL YEARS 2001 AND 2000

Fiscal year 2001 revenue was $158.1 million, a decrease of $32.1 million, or 16.9%, compared with fiscal year 2000. The decrease was mainly due to lower sales across all regions and all product lines, except the thermal product line, which was up 122.1%, and partly due to one additional week in fiscal year 2000. Americas distribution sales decreased 10.7% to $50.3 million. Americas OEM sales decreased 19.6% to $42.7 million, mostly due to a decrease in sales to our largest customer. EMEA sales decreased $13.2 million, or 20.9%, to $49.8 million, primarily due to a drop in the line matrix business to our largest customer. Asia Pacific sales decreased $2.5 million, or 14.1%, from the prior fiscal year to $15.3 million, mostly as a result of lower sales into India and China.

Line matrix sales for fiscal year 2001 were $121.8 million, a decrease of 21.9% from the prior fiscal year, primarily due to the drop in OEM sales. Line matrix revenue was 77.0% of total fiscal year 2001 revenue versus 81.9% in fiscal year 2000. Laser sales totaled $20.1 million, down 14.1% from the prior fiscal year. Thermal sales were $13.7 million, up 130.4% over fiscal year 2000, due to the new T5000 product line, which was launched late in the third quarter of fiscal 2000. Verification products were $2.5 million, compared with $5.1 million in fiscal 2000 due to a large one-time order from the United States Postal Service in fiscal 2000. Sales of recurring items such as spares, consumables and customer services were $51.6 million in fiscal 2001, down 8.8% from fiscal 2000.

Sales to our largest customer, IBM, represented 26.1% of total sales for the fiscal year, compared with 30.0% a year ago, and were lower largely due to a reorganization by that company. Sales to the second largest customer represented 8.5% of total sales for the fiscal year, compared with 7.6% a year ago. Sales to the top 10 customers were 54.7% and 57.0% of revenue for fiscal years 2001 and 2000, respectively.

Sales by channel were 44.0% OEM and 56.0% distribution compared with 46.4% OEM and 53.6% distribution for fiscal year 2000. Revenue from United States customers was 54.9% and 52.4% of total revenue, while revenue from international customers was 45.1% and 47.6% of total revenue for fiscal years 2001 and 2000, respectively.

     GROSS PROFIT

Gross profit as a percentage of sales was 32.4% in fiscal 2002 compared with 27.2% and 33.0% in fiscal 2001 and 2000, respectively. The increase in gross profit percentage during fiscal year 2002 is due to a full year of benefits of the manufacturing restructuring activities which were completed in late fiscal year 2001, together with continuing cost reductions, certain price increases, and a more favorable product mix.

The decrease in gross profit percentage in fiscal year 2001 was due to lower sales volume, unfavorable product mix, the introduction of the 4 inch thermal product, and the ramp up of thermal printer production that was based on high cost soft tooling. During the fourth quarter of fiscal year 2001, gross margin improved as we realized lower product costs resulting from the manufacturing restructuring activities.

     OPERATING EXPENSES

Operating expenses, excluding restructuring charges, consist of engineering and development, sales and marketing, and general and administrative costs. Operating expenses, excluding restructuring charges, were $44.1 million, $43.2 million and $47.5 million for fiscal years 2002, 2001 and 2000, respectively.

We believe it is critical to continue to invest in R&D to ensure technology leadership in line matrix and thermal printing solutions. Engineering expenses consist mostly of labor and test materials. In fiscal years 2002 and 2001, expenditures were made to enhance the line matrix product family with a faster printer, resulting in the introduction of the P5220 during fiscal year 2002. The P5220 is the world’s fastest line matrix printer, printing 2000 lines per minute. We also enhanced our market leading printer management networking solutions with PrintNet Enterprise and ODV verification solutions. In fiscal year 2001, engineering expenditures were made to complete the T5000 thermal product line by bringing to market the T5000 4 inch thermal printer.

In fiscal 2002, we spent $15.7 million on engineering and development, compared with $16.7 million in fiscal 2001 and $19.3 million for fiscal 2000. The decrease in fiscal 2002 was due to lower development costs as both the T5000 product line and P5220 line matrix printer moved into production. As a percentage of sales, engineering and development expenses increased slightly, due to lower revenue, to 10.7% from 10.6% in fiscal 2001 and 10.1% in fiscal 2000.

Engineering and development expenses decreased in fiscal 2001 from the prior fiscal year due to lower development costs for the T5000 product line. In fiscal 2000, engineering expenditures were made to develop and bring new products to market, including the new Printronix designed and manufactured T5000 thermal printer, ODV capability that ensures all bar codes are scannable, and expanded network management capabilities to all three printing technologies.

Sales and marketing expenses increased to $19.2 million, compared with $18.0 million for fiscal 2001 and $18.7 million for fiscal 2000. As a percentage of revenue, sales and marketing expenses increased to 13.1% from 11.4% in fiscal 2001 and 9.8% in fiscal 2000. The increase in fiscal 2002 is largely due to higher labor and marketing costs due to increased resources being applied to the Major Accounts Marketing program. Fiscal 2001 expenses decreased from fiscal 2000 due mostly to lower commissions, lower labor costs, and lower travel expenses.

General and administrative spending increased to $9.2 million in fiscal 2002 compared with $8.4 million for fiscal 2001 and $9.4 million for fiscal 2000. General and administrative expenses increased due to higher property taxes, higher labor costs, increased bad debt provision, higher legal fees, and higher utility costs associated with the California energy shortage. General and administrative expenses decreased in fiscal 2001 from fiscal 2000 due to lower labor costs. As a percentage of sales, general and administrative expenses were 6.3% in fiscal 2002, 5.3% in fiscal 2001 and 5.0% in fiscal 2000.

     RESTRUCTURING CHARGES

Information on restructuring charges can be found in Note 4 of the Notes to Consolidated Financial Statements on page 32 of this Annual Report on Form 10-K.

     FOREIGN CURRENCY, NET

Foreign currency transactions and remeasurements were a loss of $0.2 million in fiscal 2002 compared with gains of $0.5 million in fiscal 2001 and $0.4 million in fiscal 2000. Fiscal year 2002 foreign currency transaction and remeasurement losses were due primarily to a weakened Euro.

A summary of the effects of the Euro can be found in Note 1 of the Notes to Consolidated Financial Statements on page 29 of this Annual Report on Form 10-K.

     INTEREST AND OTHER EXPENSES, NET

Interest and other expenses, net, decreased $0.5 million in fiscal 2002 compared with fiscal 2001 due to lower interest expense as a result of reduced interest rates, partially offset by lower interest income. Interest and other expenses, net, increased $1.1 million in fiscal 2001 compared with fiscal 2000 due to higher interest expense on our line of credit and long-term borrowings.

     INCOME TAXES

The effective tax rate for fiscal 2002 was 11.0% primarily as a result of domestic operating losses due to the revenue declines in the Americas and a shift in the geographic composition of pre-tax earnings to entities that operate with lower tax rates. We expect the effective tax rate for fiscal 2003 to be between 15.0% and 20.0%.

The effective tax rate for fiscal year 2001 was a benefit of 48.0%, primarily as a result of domestic operating losses and a shift in the geographic composition of pre-tax earnings to entities that operate with lower tax rates. The effective tax rate for fiscal 2000 was 33.0%.

The provision for taxes included certain state and foreign taxes for all fiscal years presented.

Liquidity and Capital Resources

     FISCAL YEARS 2002 AND 2001

The primary source of liquidity has historically been cash generated from operations. For the fiscal year 2002, cash and cash equivalents increased to $22.6 million from $9.8 million in fiscal 2001 primarily due to a return to profitability, reductions in inventory, lower accounts receivable, and reduced capital expenditures.

We generated $20.7 million in cash provided by operations during the fiscal year, compared with a use of cash of $1.7 million in the prior fiscal year. Accounts receivable decreased due to lower sales. Inventory levels decreased as a result of completing the manufacturing restructuring wherein certain manufacturing processes were consolidated in the Singapore facilities, which had resulted in carrying more inventory during the transition, and also due to other manufacturing programs. Investment in property, plant and equipment was less than depreciation expense as we completed our major product development efforts. The remaining major uses of cash were payments on the line of credit totaling $3.5 million and payments made on the long-term note of $0.7 million.

     FISCAL YEARS 2001 AND 2000

Cash and cash equivalents decreased to $9.8 million in fiscal 2001 from $15.0 million in fiscal 2000 due to the loss from operations in fiscal 2001 and changes in inventory levels and accounts payable. Several reasons caused the inventory to increase over fiscal 2000 amounts. Our restructuring plans centralized more manufacturing in the Singapore plant, which resulted in higher levels of in-transit inventory than the prior fiscal year. We also manufactured line matrix ribbons in China in fiscal 2001, which were previously purchased from a United States supplier, which owned the inventory and shipped product direct to our customers. By manufacturing the ribbons, we enjoy higher gross margins, but are required to carry inventory. We also carried more inventory than the prior year to meet the demand for the T5000 thermal printer, which was launched in late fiscal 2000. Lastly, we temporarily carried higher inventory levels as we worked through the various manufacturing restructuring activities.

Accounts payable decreased in fiscal 2001 from the prior year based in part on the lower sales levels, but also due to not purchasing as much inventory after the restructuring activities. The remaining major uses of funds in fiscal 2001 were net repayments on the line of credit totaling $10.0 million, the repurchase of Printronix common stock totaling $3.9 million, and capital expenditures of $6.9 million. The major source of funds in fiscal 2001 was borrowing $17.5 million secured by our Irvine facility, the proceeds of which were used to pay the $13.5 million line of credit borrowings (See Note 2 on page 31 of this Annual Report on Form 10-K).

On May 1, 2000, we increased our credit facility with a United States bank to $27.5 million from $22.5 million. The $27.5 million consisted of a $17.5 million, seven-year note secured by our Irvine facility and a $10.0 million three-year unsecured line of credit. We repaid the line of credit borrowings as scheduled in the first quarter of fiscal 2002, and, on June 15, 2001, cancelled our $10.0 million unsecured line of credit (See Note 2 on page 31 of this Annual Report on Form 10-K). We ended fiscal year 2002 with long-term debt of $15.6 million and short-term debt of $0.7 million related to the note.

Contractual Obligations and Commercial Commitments

We are obligated under certain borrowing and lease commitments. The minimum payments due as of March 29, 2002, for the subsequent fiscal years, are as follows:

							$ in thousands

	Payments Due

Contractual Obligations:	2003	2004	2005	2006	2007	Thereafter	Total

Operating Leases (See Note 8)	$1,407	$972	$647	$206	$170	$2,799	$6,201
Long-Term Debt (See Note 2)	700	700	700	700	700	12,775	16,275

Total Contractual Cash Obligations	$2,107	$1,672	$1,347	$906	$870	$15,574	$22,476

We are also obligated under certain unsecured lines of credit and a credit agreement for our foreign subsidiaries. No amounts have been borrowed against these lines of credit or credit agreement as of March 29, 2002. The commitment amounts and expiration periods, as of March 29, 2002, are summarized below. (See Note 2).

						$ in thousands

	Amount of Commitment Expiration Per Fiscal Year

Commercial Commitments:	2003	2004	2005	2006	2007	Thereafter	Total

Lines of Credit	$2,447	$—	$—	$—	$—	$—	$2,447
Credit Agreement	896	—	—	—	—	—	896

Total Commitments	$3,343	$—	$—	$—	$—	$—	$3,343

Factors That May Affect Financial Results and Financial Condition

Any of the following risks and uncertainties could adversely affect our business, financial results or financial condition. Other risks and uncertainties could also affect our business. Any of these factors could cause the actual results to differ from those expressed or implied in the forward-looking statements in this document. While we reassess material trends and uncertainties affecting our results of operations and financial condition in connection with the preparation of our quarterly and annual reports, we do not intend to review or revise, in light of future events, any particular forward-looking statement contained in this document. The information contained below should be carefully considered when reviewing any forward-looking statements contained in this document.

     WE OPERATE IN AN INDUSTRY CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE.

The printing solutions industry is extremely competitive and is characterized by rapid technological change, frequent new product development, periodic product obsolescence, evolving industry standards, changing information technologies and evolving distribution channels. We must adapt quickly to changing technological, application and solutions needs, and the introduction of new technologies and products offering improved features and functionality. We could incur substantial cost to keep pace with the technological changes, and may not be able to adapt to these changes.

While we believe that we currently compete favorably with respect to these characteristics, this may change in the future. Our future success largely depends upon our ability to continuously develop new products, services and solutions. To develop new products, we invest in research and development. In spite of our efforts, we may fail to develop new products. Additionally, the new products we develop may not achieve market acceptance or may not be manufactured at competitive costs or in sufficient volumes. We cannot guarantee the success of our research and development efforts.

Our failure to enhance our existing products, services and solutions or to develop and introduce new products, services and solutions that meet changing customer requirements and evolving technological standards would adversely impact our ability to sell our products.

     WE OPERATE IN A HIGHLY COMPETITIVE MARKET.

The market for medium and high-speed computer printers is highly competitive.

We compete directly with several companies of various sizes, including some of the largest businesses in the United States and Japan. Our competitors include privately held companies, publicly held companies and subsidiaries of multinational corporations.

Our current main competitors include Tally, Genicom, Zebra Technologies Corporation (NASDAQ: ZBRA), Tokyo Electric Company (TEC), SATO, Hitachi, YE Data and Intermec (NYSE:UNA), in addition to a number of other companies.

Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. We may not be able to successfully increase our market penetration or our overall share of the printer market.

We can offer no assurance that products with superior market acceptance, superior price or superior performance will not be introduced by our competitors. Increased competition may result in price reductions, lower gross margins, loss of market share and could require increased investment in research and development, sales and marketing and expenditures to expand distribution channels. If we fail to address our competitive challenges, there could be a material adverse effect on our business, results of operations and financial condition.

WE SELL A LARGE PORTION OF OUR PRODUCTS TO A SMALL NUMBER OF RESELLERS (OEMS AND DISTRIBUTORS) AND WE EXPECT THAT THIS WILL CONTINUE.

We rely upon a few resellers for a significant amount of our revenue and the loss of any one of these resellers would have a material adverse effect on our business, results of operations and financial condition.

We believe that our future success depends upon our ability to provide industrial strength printing solutions to a broader customer base and maintain good relationships with our major OEMs and distributors. We believe that continued purchase of our products by OEMs is dependent upon many factors, including OEMs desire to utilize outside suppliers rather than investing the capital resources necessary to develop their own products.

Our dependence on a small number of major resellers (OEMs and distributors) exposes us to numerous risks, including:

•	loss of channel;

•	customers leveraging their buying power to change the terms of pricing, payment and product delivery schedules; and

•	direct competition should a customer decide to manufacture printers internally.

We cannot guarantee that a major reseller will not reduce, delay or eliminate purchases from us, which could have a material adverse effect on our business, results of operations and financial condition.

     WE OPERATE IN AN ENVIRONMENT OF UNPREDICTABLE DEMAND.

Our sales to resellers are usually made under purchase orders with short delivery requirements. While we receive periodic order forecasts from our major reseller, they have no obligation to purchase the forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. We cannot guarantee that our quarterly results of operations will not be adversely affected in the future by such changes or cancellations.

     WE ARE RELIANT UPON DOMESTIC AND FOREIGN SUPPLIERS.

Our products are manufactured using raw materials and components that are acquired domestically and internationally. We utilize a large number of suppliers and regularly evaluate the availability of potential alternate suppliers should circumstances change with existing suppliers. We internally develop most of the software utilized in our products. Certain software is purchased from suppliers through royalty agreements. If we were to experience a sudden loss of availability of purchased raw materials and components or purchased software, we are unable to guarantee that we could quickly obtain the needed items from alternate sources. Our ability to ship the related product in desired quantities and in a timely manner could be adversely affected, thus affecting our business, results of operations and financial condition.

We rely heavily on our international facilities for the manufacture of our products, key components and configuration. Future operating results may be adversely affected by several factors, including, but not limited to, failure of our international production and configuration facilities or international suppliers to supply products reliably, disruptions in international trade, or production and supply constraints that could result in additional costs.

     WE HAVE INTERNATIONAL OPERATIONS, CUSTOMERS AND SUPPLIERS.

There are many risks associated with international operations, including, but not limited to, the following:

•	compliance with multiple and potentially conflicting regulations, including export requirements, tariffs, import duties, and other barriers, and health and safety requirements;

•	differences in intellectual property protections;

•	currency fluctuations;

•	economic instability, including inflation and interest rate fluctuations;

•	risk of loss of our international assets due to political or economic instability;

•	competition from foreign based suppliers;

•	overlapping or differing tax structures;

•	political or civil turmoil; and

•	terrorist attacks on American companies abroad.

For fiscal years 2002, 2001, and 2000, international revenue (excluding United States sales) accounted for approximately 46.7%, 45.1%, and 47.6%, respectively, of our net sales. We currently expect that international revenue will continue to account for a significant percentage of our revenue for the foreseeable future.

The terrorist attacks that occurred in the United States have created many economic and political uncertainties, some of which could negatively impact our business, results of operations and financial condition. Several possible results of these attacks or future attacks could include supply chain disruptions and deferral of customer purchasing decisions, but other potential impacts cannot be predicted.

Failure to manage the risks posed by our international operations, customers and suppliers could have a material adverse effect on our business, results of operations and financial condition.

     WE DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

The ability to attract and retain key, highly qualified personnel, both technical and managerial, is critical to our success.

Developing, manufacturing and marketing our products is a complex process and requires significant expertise to meet customers’ specifications. Competition for personnel, particularly qualified engineers, is keen. The loss of a significant number of key personnel, as well as the failure to recruit and train additional key personnel in a timely manner could have a material adverse effect on our business, results of operations and financial condition.

     OUR INTELLECTUAL PROPERTY IS IMPORTANT TO OUR SUCCESS.

We rely upon patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements as needed and limit access to and distribution of our proprietary information. We have been granted a total of 40 United States and foreign patents.

Our ability to compete successfully and achieve future revenue growth depends, in part, on our ability to protect our proprietary technology and operate without infringing the rights of others. We may fail to do so. Such infringement claims, whether or not valid, could result in substantial costs and diversion of our resources. A third party claiming infringement may also obtain an injunction or other equitable relief, which could effectively block the distribution or sale of allegedly infringing products.

The departure of any of our key management and technical personnel, or breach of non-disclosure obligations, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, results of operations and financial condition.

Supplemental Information

Fiscal year 2002 and 2001 utilized a fifty-two week fiscal year period, while fiscal year 2000 utilized a fifty-three week fiscal year period.

Information on new accounting pronouncements is found in Note 1 of the Notes to Consolidated Financial Statements on page 30 of this Annual Report on Form 10-K.

Item 7A.   Qualitative And Quantitative Disclosures About Market Risk

Information on our functional currency is found in Note 1 of the Notes to Consolidated Financial Statements on page 29 of this Annual Report on Form 10-K.

Our Singapore and European operations may be impacted by foreign currency fluctuations. We are not aware of any significant risks with respect to our foreign business other than those inherent in the competitive nature of the business and fluctuations in foreign currency exchange rates. Foreign currency transaction and remeasurement losses were $0.2 million for fiscal 2002, compared with gains of $0.5 million and $0.4 million in fiscal 2001 and 2000, respectively.

We employ a foreign currency hedging program in order to mitigate exposure to foreign currency rate movements. Information on our foreign currency hedging program is found in Note 1 of the Notes to Consolidated Financial Statements on page 30 of this Annual Report on Form 10-K. The impact of the Euro can be found in Note 1 to the Notes to the Consolidated Financial Statements on page 29 of this Annual Report on Form 10-K.

We have financial instruments that are subject to interest rate risk, principally debt obligations and short-term cash investments. Short-term borrowings are at variable rates for periods that generally do not exceed 90 days. Information on our short-term borrowings and debt obligation is found in Note 2 of the Notes to Consolidated Financial Statements on page 31 of this Annual Report on Form 10-K. Information on the fair value of the financial instruments is found in Note 2 of the Notes to the Consolidated Financial Statements on page 31 of this Annual Report on Form 10-K.

Item 8.   Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Consolidated Financial Statements:

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of Printronix, Inc.:

We have audited the accompanying consolidated balance sheets of Printronix, Inc. (a Delaware Corporation) and subsidiaries as of March 29, 2002 and March 30, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 29, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Printronix, Inc. and subsidiaries as of March 29, 2002 and March 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2002 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP
Orange County, California
April 26, 2002

Consolidated Balance Sheets

$ in thousands, except share and per share data
	March 29,	March 30,
As of March 29, 2002 and March 30, 2001	2002	2001

Assets
Current assets:
Cash and cash equivalents	$22,618	$9,832
Accounts receivable, net of allowance for doubtful accounts of $2,524 in 2002 and $2,154 in 2001	18,232	20,932
Inventories:
Raw materials, subassemblies and work in process	12,443	17,501
Finished goods	2,620	3,202

Total inventory	15,063	20,703
Prepaid expenses and other current assets	1,346	1,506
Deferred income tax assets	4,010	4,585

Total current assets	61,269	57,558

Property, plant and equipment, at cost:
Machinery and equipment	29,154	29,066
Furniture and fixtures	27,513	26,620
Land	8,100	8,100
Buildings and improvements	22,819	22,794
Leasehold improvements	792	812

	88,378	87,392
Less: Accumulated depreciation and amortization	(45,481)	(39,704)

Property, plant and equipment, net	42,897	47,688
Intangible assets, net of accumulated amortization of $1,219 in 2002 and $820 in 2001	148	549
Long-term deferred income tax assets, net	488	—
Other assets	157	174

Total assets	$104,959	$105,969

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$700	$4,200
Accounts payable	7,546	7,525
Accrued liabilities:
Payroll and employee benefits	4,840	4,290
Warranty	1,304	1,554
Deferred revenue	1,449	974
Other	4,764	3,477
Income taxes	180	251

Total current liabilities	20,783	22,271

Long-term debt, net of current portion	15,575	16,275
Deferred revenue, net of current portion	35	130
Deferred income tax liabilities, net	—	1,042
Other non-current liabilities	24	—
Commitments and contingencies (See Note 8)
Stockholders’ equity
Common stock, $0.01 par value (Authorized 30,000,000 shares; issued and outstanding 5,849,864 shares in 2002 and 5,906,839 shares in 2001)	58	59
Additional paid-in capital	28,815	28,792
Retained earnings	39,669	37,400

Total stockholders’ equity	68,542	66,251

Total liabilities and stockholders’ equity	$104,959	$105,969

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

$ in thousands, except share and per share data
For each of the three fiscal years	March 29,		March 30,		March 31,
in the period ended March 29, 2002	2002	%	2001	%	2000	%

Net sales	$146,683		$158,091		$190,240
Cost of sales	99,113		115,084		127,391

Gross margin	47,570	32.4%	43,007	27.2%	62,849	33.0%

Operating expenses:
Engineering and development	15,683	10.7%	16,704	10.6%	19,307	10.1%
Sales and marketing	19,234	13.1%	18,035	11.4%	18,746	9.8%
General and administrative	9,193	6.3%	8,427	5.3%	9,437	5.0%
Restructuring charges	—	—	1,768	1.1%	—	—

Total operating expenses	44,110	30.1%	44,934	28.4%	47,490	24.9%

Income (loss) from operations	3,460	2.4%	(1,927)	-1.2%	15,359	8.1%
Foreign currency (loss) gain, net	(163)		454		361
Interest and other (expenses), net	(708)		(1,169)		(55)

Income (loss) before taxes and minority interest	2,589	1.8%	(2,642)	-1.7%	15,665	8.2%
Provision (benefit) for income taxes	284		(1,233)		5,159
Minority interest in (loss) income of subsidiary	—		(74)		34

Net income (loss)	$2,305	1.6%	$(1,335)	-0.8%	$10,472	5.5%

Net income (loss) per share:
Basic	$0.39		$(0.22)		$1.64
Diluted	$0.39		$(0.22)		$1.56
Weighted average number of shares outstanding:
Basic	5,850,288		6,114,058		6,373,158
Diluted	5,971,413		6,114,058		6,731,915
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

$ in thousands, except share data
	Common Stock
			Additional
For each of the three fiscal years in the period ended	Number of		Paid-in	Retained
March 29, 2002	Shares	Amount	Capital	Earnings

Balance, March 26, 1999	6,583,366	$66	$28,338	$38,047
Exercise of stock options	247,493	3	2,587	—
Repurchase and retirement of shares of common stock	(573,442)	(6)	(2,522)	(7,875)
Utilization of net operating losses related to non-qualified stock options	—	—	1,835	—
Net income	—	—	—	10,472

Balance, March 31, 2000	6,257,417	63	30,238	40,644
Exercise of stock options	16,830	—	238	—
Repurchase and retirement of shares of common stock	(412,832)	(4)	(2,019)	(1,909)
Stock issued to buyout minority stockholders	45,424	—	335	—
Net loss	—	—	—	(1,335)

Balance, March 30, 2001	5,906,839	59	28,792	37,400
Exercise of stock options	10,525	—	60	—
Repurchase and retirement of shares of common stock	(7,500)	—	(37)	(36)
Restricted stock cancelled and retired	(60,000)	(1)	—	—
Net income	—	—	—	2,305

Balance, March 29, 2002	5,849,864	$58	$28,815	$39,669

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

$ in thousands
For each of the three fiscal years in the period ended March 29, 2002	March 29,	March 30,	March 31,
	2002	2001	2000

Cash Flows From Operating Activities:
Net income (loss)	$2,305	$(1,335)	$10,472
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,409	9,032	8,080
Provision for losses on accounts receivable	538	464	359
Deferred income tax provision (benefit)	(697)	178	(2,620)
Loss on disposal of property and equipment	508	691	120
Loss on disposal due to restructuring	—	675	—
Minority interest in (loss) income of subsidiary	—	(74)	34
Changes in operating assets and liabilities:
Accounts receivable	2,162	367	1,832
Inventories	5,640	(3,012)	(2,238)
Other assets	178	(222)	2,492
Accounts payable	21	(4,596)	(88)
Payroll and employee benefits	550	(1,031)	790
Accrued income taxes	(71)	(2,235)	3,718
Change in deferred revenue	380	1,104	—
Other liabilities	803	(1,705)	(783)

Net cash provided by (used in) operating activities	20,726	(1,699)	22,168

Cash Flows From Investing Activities:
Purchase of machinery, equipment, furniture and fixtures	(3,823)	(6,930)	(13,128)
Purchase and construction of buildings and leasehold improvements	—	—	(11,957)
Proceeds from disposition of property and equipment	96	196	299

Net cash used in investing activities	(3,727)	(6,734)	(24,786)

Cash Flows From Financing Activities:
Proceeds from the issuance of long-term note	—	17,500	—
Payments made on long-term note	(700)	(525)	—
(Payments) borrowings on line of credit, net	(3,500)	(10,000)	13,500
Repurchase and retirement of common stock	(73)	(3,928)	(10,403)
Proceeds from exercise of stock options	60	238	2,590

Net cash (used in) provided by financing activities	(4,213)	3,285	5,687

Net increase (decrease) in cash and cash equivalents	12,786	(5,148)	3,069
Cash and cash equivalents at beginning of year	9,832	14,980	11,911

Cash and cash equivalents at end of year	$22,618	$9,832	$14,980

Supplementary Disclosures of Cash Flow Information:
Income tax paid	$857	$3,797	$1,299
Interest paid	$1,172	$1,570	$310
Non-Cash Operating, Investing And Financing Activities Related To Buyout Of Minority Stockholders:
Goodwill generated upon buyout of minority stockholders	$—	$(93)	$—
Buyout of minority interest stockholders	$—	$(242)	$—
Stock issued to buyout minority stockholders	$—	$335	$—
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

As of March 29, 2002 and March 30, 2001 and for each of the three fiscal years in the period ended March 29, 2002

Note 1 Summary of Significant Accounting Policies

Printronix, Inc. was incorporated in California in 1974 and was reincorporated in Delaware in December 1986. Our headquarters are located in Irvine, California. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “Printronix” refer to Printronix, Inc. and its consolidated subsidiaries.

     BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Printronix and its wholly and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Minority interest is presented separately in the financial statements.

     ACCOUNTING PERIOD

We utilize a fifty-two, fifty-three week fiscal year ending on the last Friday of March. Fiscal year 2002 and 2001 utilized a fifty-two week fiscal year period, while fiscal year 2000 utilized a fifty-three week fiscal year period.

     CASH EQUIVALENTS

We consider all highly liquid temporary cash investments with original maturities of three months or less at the time of purchase to be cash equivalents. The effect of exchange rate changes on cash balances held in foreign currencies was not material for the periods presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our consolidated balance sheets include the following financial instruments: cash, accounts receivable, short-term debt and long-term debt. We consider the carrying amounts in the financial statements to approximate fair value for cash and accounts receivable because of the relatively short period of time between origination and their expected realization. The carrying value of short-term and long-term debt approximates fair value as they bear interest at current market rates.

     ACCOUNTS RECEIVABLE

We maintain an allowance for bad debt losses which is estimated based upon our historical experience and known specific collection issues.

     INVENTORIES

Inventories, which include material, labor and overhead costs, are valued at the lower of cost (first-in, first-out method) or market.

     PROPERTY, PLANT AND EQUIPMENT

Depreciation and amortization of property, plant and equipment are provided using the straight-line method over the following estimated useful lives:

Machinery and equipment Furniture and fixtures Buildings and improvements Leasehold improvements	3 to 15 years 3 to 20 years 30 years Lesser of useful life or term of lease

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property, plant and equipment are capitalized at cost. When assets are disposed of, the applicable costs and accumulated depreciation and amortization thereon are removed from the accounts and any resulting gain or loss is included in income from operations. Depreciation and amortization expense was $8.0 million, $8.7 million and $7.8 million for fiscal years 2002, 2001 and 2000, respectively.

     INTANGIBLE ASSETS

We recorded intangible assets of $1.2 million related to an acquisition in fiscal year 1998. The intangible assets consisted of specifically identified intangible assets and goodwill. The specifically identified intangible assets are amortized over their expected useful life of five years on a straight-line basis and are periodically reviewed for impairment. Goodwill related to the acquisition was fully amortized during fiscal year 2002.

During fiscal 2001, we purchased certain maintenance contracts from a third party, and recorded $0.1 million of goodwill, which was amortized over the expected useful life on a straight-line basis and was fully amortized during fiscal year 2002.

Amortization expense of $0.4 million, $0.3 million and $0.2 million was charged to operations in fiscal 2002, 2001 and 2000, respectively.

     LONG-LIVED ASSETS

The carrying value of long-lived assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected non-discounted future operating cash flows derived from such assets are less than their carrying value, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

     REVENUE RECOGNITION

We recognize revenue from product sales at the time of shipment and passage of title. Our sales are based on written contractual agreements with our resellers that include established pricing and terms. Customers may return products that do not function properly upon delivery or are incompatible with the application.

We continuously monitor and track such product returns and record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of significant pending returns. While such returns have historically been within our expectations and the provisions we have established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting returns could have a material adverse impact on our operating results for the period or periods in which such information is known. We record estimated revenue reductions for customer programs and incentive offerings, including special pricing, rebates, or other programs.

We offer printer maintenance services through service agreements that customers may purchase separately from the printer. These agreements are covered by written contracts and are mostly one year in duration. We provide the point of customer contact and initial diagnostic services, and supply the parts used for printer repairs. We have contracted with third parties to perform the on-site repair services. Revenue from these agreements is recognized on a straight-line basis over the period of the contract, which approximately matches costs incurred.

We offer professional services, such as installation, training and customized applications to customers. These services are billed separately upon completion and acceptance of the service. Revenue received from professional services is not currently material.

     INCOME ON MAINTENANCE CONTRACTS

During the second quarter of fiscal 2001, we acquired a portfolio of domestic third-party maintenance contracts and assumed the responsibility for servicing those contracts. This arrangement replaced the manner in which maintenance contracts were serviced prior to the purchase. Upon the purchase of those contracts, we provided the point of customer contact and initial diagnostic services, and supplied the parts used for printer repairs. We contracted with third parties to perform the on-site repair services. Revenue from the maintenance contracts was recognized on a straight-line basis over the period of the contract.

Revenue recognized in fiscal 2002 for maintenance contracts was $2.1 million, compared with $1.5 million in fiscal year 2001. Deferred revenue related to maintenance contracts at March 29, 2002, was $1.4 million included in Current Liabilities and $0.1 million included in Deferred Revenue — Net of Current Portion. Deferred revenue related to maintenance contracts at March 30, 2001, was $1.0 million included in Current Liabilities and $0.1 million included in Deferred Revenue — Net of Current Portion.

During fiscal 2000, we generated income on maintenance contracts through the sale of the service obligation to a third-party provider. The third-party provider was responsible for providing all repair parts and for the performance of all on-site maintenance services for the contract period. The income on such contracts was recognized fully in the period the contract was sold to the third-party provider as we assumed no further material obligation after the date of sale. Revenue generated from maintenance contracts in fiscal year 2000 was $1.1 million.

     WARRANTY COSTS

Our financial statements reflect reserves for potential warranty claims based on our claim experience. Estimated amounts for future warranty obligations are charged to cost of sales in the period in which the products are sold.

     ENGINEERING AND DEVELOPMENT

Company-funded engineering and development costs are expensed as incurred. A substantial portion of the engineering and development expense is related to developing new products and making significant improvements to existing products or processes.

     ADVERTISING

We expense advertising costs, including promotional literature, brochures and trade shows as incurred. Advertising expense was $2.8 million for fiscal years 2002 and 2001, and $2.4 million for fiscal 2000.

     FOREIGN CURRENCY GAINS AND LOSSES

The United States dollar is the functional currency for all of our foreign subsidiaries. Certain transactions are booked in various foreign currencies, which may result in transaction gains or losses when the transactions are completed. In addition, for these subsidiaries, the assets and liabilities have been remeasured at the end of the period exchange rates, except inventories and property, plant and equipment, which have been remeasured at historical rates. The statements of income have been remeasured at average rates of exchange for the period, except cost of sales and depreciation, which have been remeasured at historical rates.

We price our products in United States dollars and the Euro. The effects of the Euro in fiscal year 2002, compared with fiscal year 2001, were as follows: a decrease in revenue of $0.4 million, a decrease in expenses of $0.2 million and foreign exchange losses of $0.4 million.

The effects of the Euro in fiscal year 2001 compared with fiscal year 2000 were as follows: a decrease in revenue of $1.6 million, a decrease in expenses of $0.6 million and foreign exchange gains of $0.2 million.

     INCOME TAXES

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of the asset and liability method for financial accounting and reporting for income taxes, and further prescribes that current and deferred tax balances be determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

     NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period, and diluted net income per share is computed using the weighted average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive. Net income per share data for each of the three fiscal years in the period ended March 29, 2002, is as follows:

	$ in thousands, except share and per share data

	March 29, 2002	March 30, 2001	March 31, 2000

Net income (loss)	$2,305	$(1,335)	$10,472
Basic weighted average shares outstanding	5,850,288	6,114,058	6,373,158
Basic net income (loss) per share	$0.39	$(0.22)	$1.64
Effect of dilutive securities:
Basic weighted average shares outstanding	5,850,288	6,114,058	6,373,158
Dilutive effect of stock options	121,125	—	358,757

Dilutive weighted average shares outstanding	5,971,413	6,114,058	6,731,915
Diluted net income (loss) per share	$0.39	$(0.22)	$1.56

Common stock equivalents are excluded from the calculation of income per share in loss years, as the impact is antidilutive.

     ACCOUNTING FOR STOCK-BASED COMPENSATION

We account for stock-based compensation issued to employees using the intrinsic value based method as prescribed by the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value based method, compensation is the excess, if any, of the fair market value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period (See Note 5 on page 32 of this Annual Report on Form 10-K). We provide additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” (See Note 5 on page 33 of this Annual Report on Form 10-K).

     FOREIGN CURRENCY HEDGING

In fiscal 2000, we implemented a foreign currency-hedging program in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. The program allows us to enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. As of March 29, 2002, we had no foreign currency forward exchange contracts outstanding. We do not use the contracts for speculative or trading purposes. Gains and losses under these contracts were immaterial for all fiscal periods presented.

     USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS

Certain amounts for previous fiscal years have been reclassified to conform to the fiscal year 2002 presentation.

     NEW PRONOUNCEMENTS

During fiscal year 2002, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and SFAS No. 138. The adoption of these pronouncements did not have a material impact on our financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and other intangible assets be tested for impairment at least annually and prohibits periodic amortization of goodwill and some intangible assets into income. We plan to adopt the statement in April 2002. We believe the adoption of this standard will not have a material effect on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses recognition and measurement of losses related to impairment or disposal of long-lived assets. We will adopt the statement in April 2002. We believe the adoption of this standard will not have a material effect on our financial position or results of operations.

Note 2 Bank Borrowings and Debt Arrangements

On May 1, 2000, we increased our credit facility with a United States bank to $27.5 million from $22.5 million. The $27.5 million consisted of a $17.5 million, seven-year note secured by our new Irvine facility and a $10.0 million three-year unsecured line of credit. The line of credit agreement generally provided for interest at the prime rate, or the London Interbank Offered Rate (“LIBOR”) plus 1.0%, at our discretion, contained certain standard financial and non-financial covenants, provided for an annual commitment fee of 0.375% of the unused portion of the line, and was renewable on May 1, 2003. During the first quarter of fiscal 2002, we repaid the line of credit borrowings as scheduled and, during that same fiscal quarter, cancelled the $10.0 million unsecured line of credit.

The seven-year note generally provides for monthly interest and principal payments, with a balloon payment on May 1, 2007. Interest on the note is at variable rates based on LIBOR plus 1.25%, and is reset not more than annually at our discretion. The interest rate on the note was 3.25% as of March 29, 2002.

We ended fiscal year 2002 with long-term debt of $15.6 million and short-term debt of $0.7 million on the note. Repayment of the note is as follows: $0.7 million each year for fiscal years 2003 through 2007, and $12.8 in fiscal 2008.

At March 29, 2002, one of our foreign subsidiaries maintained unsecured lines of credit for $2.4 million with foreign banks, which include a standby Letter of Credit of $1.8 million. These credit facilities are subject to parent company guarantees, require payment of certain loan fees, and provide for interest at approximately 0.75% to 1.0% above the bank’s cost of raising capital. During fiscal years 2002, 2001, and 2000, there were no cash borrowings against these lines of credit.

On June 26, 2000, we entered into a $0.9 million credit agreement with a major foreign bank to support our hedging activities. In the event we are unable to provide the funds to execute any forward currency contract, this credit agreement is available to fund the contract execution. The agreement automatically renews annually, subject to certain compliance requirements. There are no annual fees under this agreement if no amounts are borrowed. Any borrowings under this agreement would be subject to interest rates available at that time. During fiscal 2002 and fiscal 2001, no amounts were borrowed under this credit agreement.

During fiscal 2002, the weighted average interest rates on the note and lines of credit were 6.4% and 6.0%, respectively. Total interest expense for fiscal 2002 was $1.1 million due primarily to interest payments on the note. During fiscal 2001, the weighted average interest rates on the note and the lines of credit were 8.2% and 7.9%, respectively. Total interest expense for fiscal 2001 was $1.3 million for the note and $0.4 million for the lines of credit. During fiscal 2000, the weighted average interest rate on the lines of credit was 7.9%. Total interest expense for fiscal 2000 was $0.3 million on the lines of credit.

Note 3 401(k) Savings, Profit-Sharing and Bonus Plans

Effective January 1, 1985, we adopted a 401(k) Savings and Investment Plan (the “401(k) Plan”), for all eligible employees, which is designed to be tax deferred in accordance with the provisions of Section 401(k) of the Internal Revenue Code. All United States employees (including officers, but not outside directors) may contribute from 1% to 17% of compensation per week (subject to certain limitations) on a tax-free basis through a “salary reduction” arrangement. We match employee contributions up to a maximum of 3% of salary, or $2,000 per year, whichever is less. Employee contributions are always 100% vested. Our contributions become fully vested after four full years of employment. Our contributions to the 401(k) Plan were $0.7 million for each of the fiscal years 2002, 2001 and 2000.

We also maintain a discretionary worldwide profit-sharing plan for qualified employees. Employees who have been with Printronix for 90 days of continuous service are eligible to participate in the profit-sharing plan. We allocate a percentage of pre-tax profit to a profit-sharing pool, which is then distributed to employees pro rata based on quarterly salary. In addition, certain executives are eligible to participate in a bonus plan, which is contingent upon achieving specific operating performance targets established by the Board of Directors. Our contributions to these plans were $0.9 million for fiscal 2002, $0 for fiscal 2001, and $3.2 million for fiscal 2000.

Note 4 Restructuring Charges

Operating expenses for fiscal 2001 included restructuring charges of $1.8 million to restructure certain line matrix, thermal and verifier manufacturing, and support operations. The restructuring was initiated to reduce production costs by relocating certain line matrix and thermal manufacturing processes to our Singapore facility and by consolidating the manufacture of critical line matrix components into the Irvine facility. In addition, configuration activities for printers for the domestic market were consolidated into the Irvine facility from the Memphis facility, and the verifier operations were relocated to the Irvine facility. The restructuring included the planned elimination of approximately 77 positions, or approximately an 8% headcount reduction. We essentially completed all the announced restructuring activities during the fourth quarter of fiscal 2001. We began to realize the benefits of the restructuring in the fourth quarter of fiscal 2001, and continued to realize the benefits through fiscal 2002 through increased gross margins.

During fiscal 2002, we utilized $0.3 million of the remaining accrual, mostly for the disposal of fixed assets and for leasehold and rental costs. We believe the remaining restructuring accrual as of March 29, 2002 is adequate to cover expected future cash payments related to these activities.

The restructuring accrual is included partly in Accrued Liabilities Other, partly in Other Non-Current Liabilities and partly as an offset against Property, Plant and Equipment (PP&E). The restructuring accrual and utilization are summarized as follows:

		$ in thousands

	Accrual		Accrual
	as of		as of
	March 30,	Amounts	March 29,
	2001	Utilized	2002

Write-down and disposal of fixed assets, included as offset against PP&E	$199	$149	$50
Other liabilities for vendor and lease-related expenses	277	123	154

Total restructuring accrual	$476	$272	$204

Note 5 Stock Incentive Plan and Common Share Purchase Rights

     STOCK INCENTIVE PLAN

We have a stock incentive plan, the 1994 Stock Incentive Plan (the “Plan”), under which options may be granted to purchase shares of our common stock. We have authorized 2,625,000 shares for issuance under the Plan. Options under the Plan are generally granted at prices not less than the fair market value of the common stock on the date of grant and can become exercisable in installments at dates ranging from one to ten years from the date of grant, as determined by the Stock Option/Compensation Committee of the Board of Directors. Generally, outstanding options become exercisable at the rate of 25% per year, and expire between five to ten years from the date of grant.

The following is a summary of the transactions as discussed below, relating to the plan for each of the three fiscal years in the period ended March 29, 2002.

	March 29, 2002		March 30, 2001		March 31, 2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Common Stock Options	Shares	Price	Shares	Price	Shares	Price

Beginning, outstanding	1,485,676	$9.96	984,775	$12.30	973,405	$11.66
Granted	141,450	8.07	752,604	7.43	288,500	12.76
Exercised	(10,525)	5.46	(16,830)	12.63	(247,493)	10.40
Cancelled	(120,481)	12.39	(234,873)	11.52	(29,637)	11.85

Ending, outstanding	1,496,120	$9.63	1,485,676	$9.96	984,775	$12.30

Options exercisable	714,218		378,471		380,508

Weighted average fair value of options granted		$3.58		$3.14		$5.53

As of March 29, 2002, there were 376,261 shares available to grant.

A detail of options outstanding and exercisable as of March 29, 2002, is presented below:

Options Outstanding				Options Exercisable

		Weighted
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Exercise Price

$5.30 – $8.50	494,375	8.50	$5.55	153,122	$5.47
8.63 – 10.63	327,506	4.75	10.05	78,513	10.32
11.00 – 11.88	390,088	1.78	11.20	242,909	11.17
12.00 – 22.38	284,151	1.05	14.09	239,674	13.66

$5.30 – $22.38	1,496,120	4.51	$9.63	714,218	$10.69

Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income (loss) and diluted net income (loss) per share would have been the pro forma amounts as presented below for each of the three fiscal years in the period ended March 29, 2002:

$ in thousands, except per share data

	March 29,	March 30,	March 31,
	2002	2001	2000

Net income (loss) as reported	$2,305	$(1,335)	$10,472
Pro forma	$1,146	$(1,968)	$9,028
Diluted net income (loss) per share as reported	$0.39	$(0.22)	$1.56
Pro forma	$0.19	$(0.32)	$1.34

The fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: no dividend yield, average volatility of 68%, 59% and 45% for fiscal 2002, 2001 and 2000, respectively, weighted average risk-free interest rate of approximately 3.4%, 4.9% and 6.0% for fiscal 2002, 2001 and 2000, respectively, and an average expected life of 2.6, 2.9 and 3.8 years for fiscal 2002, 2001 and 2000, respectively.

Under the Plan, grants of restricted stock can be made at any price. During fiscal 1998 and 1999, a total of 266,000 shares of restricted stock was granted to various employees and directors, subject to certain repurchases agreements and promissory notes. In fiscal 1999, the issued shares vested.

On March 26, 1999, the purchase agreements and promissory notes were amended. Pursuant to these amendments, the shares are no longer subject to a right of repurchase by Printronix and, by virtue of no-prepayment provisions in the amended promissory notes, coupled with a pledge of the shares to secure payment of the notes, sales of the shares were precluded for a period of at least two years from March 26, 1999. Effective April 2, 2001, the purchase agreements and promissory notes were again amended to extend the term to April 2, 2003, and stop the accrual of interest. The shares remain pledged to secure payment of the promissory notes. During fiscal 2002, 60,000 shares previously granted were cancelled and 206,000 remain issued and outstanding.

     COMMON SHARE PURCHASE RIGHTS

On March 16, 1989, we declared a dividend payable on April 4, 1989, of 10,311,603 Common Share Purchase Rights.

Each right, when exercisable, entitles a stockholder to buy one share of our common stock at an exercise price of $15.55, subject to adjustment. The rights become exercisable ten days after certain persons or groups announce acquisition of 20% or more, or announce an offer for 30% or more, of our common stock. The rights are nonvoting, expire in ten years and may be redeemed prior to becoming exercisable. In the event we are acquired in a merger or other business combination, each outstanding right would entitle a holder to purchase, at the current exercise price, that number of shares of common stock of the surviving company having a market value equal to two times the exercise price of the right. Prior to expiration of the rights, the plan under which the rights were granted was amended to, among other things, extend the plan for an additional ten years and change the exercise price to $70.00. The foregoing is a general description only and is subject to the detailed terms and conditions set forth in the Amended and Restated Rights Agreement, dated as of April 4, 1999, between Printronix and ChaseMellon Shareholder Services, LLC, now Mellon Investor Services LLC.

Note 6 Income Taxes

PROVISION (BENEFIT) FOR INCOME TAXES

The provision (benefit) for income taxes for each of the three fiscal years in the period ended March 29, 2002 consisted of the following:

		$ in thousands

	March 29,	March 30,	March 31,
	2002	2001	2000

Current (benefit) provision:
Federal	$(297)	$(1,589)	$6,836
State	11	8	563
Foreign	1,267	170	380
Deferred (benefit) provision	(697)	178	(2,620)

Provision (benefit) for income taxes	$284	$(1,233)	$5,159

The amounts for the tax provision (benefit) above are classified based upon the location of the taxing authority and not geographic region.

COMPONENTS OF INCOME (LOSS) BEFORE TAXES

The components of income (loss) before taxes for each of the three fiscal years in the period ended March 29, 2002 consisted of the following:

		$ in thousands

	March 29,	March 30,	March 31,
	2002	2001	2000

United States	$(1,417)	$(5,112)	$11,329
Foreign	4,006	2,544	4,302

Income (loss) before taxes	$2,589	$(2,568)	$15,631

The components of income (loss) before taxes shown in the table above are classified based on location of the taxing authority and not on geographic region.

DEFERRED INCOME TAX PROVISION (BENEFIT)

Deferred income taxes result from differences in the timing of reporting income and expenses for financial statement and income tax reporting purposes. The deferred income tax provision (benefit) for each of the three fiscal years in the period ended March 29, 2002 consisted of the following:

		$ in thousands

	March 29,	March 30,	March 31,
	2002	2001	2000

Capitalized research and development	$(148)	$30	$30
Tax depreciation over depreciation for financial reporting purposes	633	903	563
Inventory costs capitalized for tax and expensed for financial reporting	68	(223)	129
Decrease (increase) in reserves	(522)	323	(770)
Utilization of net operating losses and credits	—	(135)	1,632
Credit carryforwards	(728)	(720)	519
Valuation reserve	—	—	(4,723)

Deferred income tax (benefit) provision	$(697)	$178	$(2,620)

Deferred income taxes are not provided on the undistributed earnings (which totaled approximately $43.9 million as of March 29, 2002) of our foreign subsidiaries as we intend to reinvest these earnings indefinitely outside of the United States.

DEFERRED INCOME TAX ASSETS AND LIABILITIES

The deferred income tax assets and liabilities as of March 29, 2002 and March 30, 2001 consisted of the following:

		$ in thousands

	March 29,	March 30,
	2002	2001

Inventory costs capitalized for tax and expensed for financial reporting	$1,122	$1,190
Reserves	2,888	2,108
Capitalized research and development	—	332
Net operating loss carryforward	—	135
Credit carryforwards	—	820

Deferred income tax assets — current	$4,010	$4,585

Capitalized research and development	$480	$—
Net operating loss carryforward	135	—
Credit carryforwards	1,548	—
Income tax liabilities — long term — tax depreciation over depreciation for financial reporting purposes	(1,675)	(1,042)

Deferred income tax assets (liabilities)— long term, net	$488	$(1,042)

RECONCILIATION OF EFFECTIVE TAX RATE TO STATUTORY FEDERAL TAX RATE OF 34%

Reconciliation of the effective tax rate to the statutory federal tax rate for the three fiscal years in the period ended March 29, 2002 consisted of the following:

					$ in thousands

	March 29,		March 30,		March 31,
	2002	%	2001	%	2000	%

Provision (benefit) computed at statutory rates	$880	34.0%	$(899)	(35.0%)	$5,471	35.0%
State income tax provision, net of Federal tax benefit	7	0.3%	5	0.2%	359	2.3%
Difference in effective foreign tax rates	(1,142)	(44.1%)	(719)	(28.0%)	(1,126)	(7.2%)
Other	539	20.8%	380	14.8%	455	2.9%

Income tax provision (benefit)	$284	11.0%	$(1,233)	(48.0%)	$5,159	33.0%

The effective tax rate for fiscal 2002 was 11.0% primarily as a result of domestic operating losses due to the revenue declines in the Americas and a shift in the geographic composition of pre-tax earnings to entities that operate with lower tax rates.

The effective tax rate for fiscal year 2001 was a benefit of 48.0%, primarily as a result of domestic operating losses and a shift in the geographic composition of pre-tax earnings to entities that operate with lower tax rates. The effective tax rate for fiscal 2000 was 33.0%.

We have a favorable pioneer tax status in Singapore for income generated from the manufacture of the Printronix P5000 Series line matrix products. The pioneer status started in April 1996, lasts for five years, and is automatically extendible to eight years. The pioneer status mandates that we meet certain requirements, including meeting specific levels of capital investment and engineering headcount. Earnings generated there are exempt from tax liability through 2002, automatically extendible to 2004. The aggregate dollar effect of the pioneer status was to reduce foreign taxes by $0.8 million, $0.6 million and $1.0 million for fiscal 2002, 2001 and 2000, respectively. The diluted net income per share effect of this pioneer status was 14 cents, 9 cents and 15 cents for fiscal 2002, 2001 and 2000, respectively.

Note 7 Segment and Customer Data

Printronix operates in one industry segment — the design, manufacture and marketing of medium and high speed printers for business and industrial applications. Geographic segment data based upon the principal location of our operations for each of the three fiscal years in the period ended March 29, 2002, is as follows:

					$ in thousands

	The	Europe, Middle	Asia
	Americas	East & Africa	Pacific	Eliminations	Consolidated

March 29, 2002
Revenue:
Net sales	$95,923	$32,416	$18,344	$—	$146,683
Transfers between geographic locations	6,583	886	43,738	(51,207)	—

	$102,506	$33,302	$62,082	$(51,207)	$146,683
Income from operations	$(703)	$815	$3,348	$—	$3,460
Identifiable assets	$60,149	$9,373	$35,437	$—	$104,959
March 30, 2001
Revenue:
Net sales	$105,528	$36,280	$16,283	$—	$158,091
Transfers between geographic locations	14,518	643	39,790	(54,951)	—

	$120,046	$36,923	$56,073	$(54,951)	$158,091
Income from operations	$(4,777)	$1,341	$1,509	$—	$(1,927)
Identifiable assets	$69,708	$11,041	$25,220	$—	$105,969
March 31, 2000
Revenue:
Net sales	$130,759	$40,214	$19,267	$—	$190,240
Transfers between geographic locations	8,723	854	35,077	(44,654)	—

	$139,482	$41,068	$54,344	$(44,654)	$190,240
Income from operations	$7,245	$4,069	$4,045	$—	$15,359
Identifiable assets	$70,830	$10,373	$30,357	$—	$111,560

Geographic information is based upon the principal location of our operations and not necessarily on the location of the customers. Transfers between geographic locations are billed at manufacturing costs plus a margin representing a reasonable rate of return for activities performed. Certain operating expenses have been redistributed among geographic regions to reflect a reasonable allocation of operating expenses that support worldwide operations. The Americas’ sales included export sales of approximately $17.8 million, $16.8 million and $25.9 million for fiscal 2002, 2001 and 2000, respectively. Export sales are principally to Europe, Latin America, and Canada for fiscal 2002 and 2001 and to Europe, Canada and Asia for fiscal 2000.

Sales based on the location of the customers were as follows for fiscal 2002, 2001 and 2000, respectively: The Americas — $81.2 million, $93.0 million and $109.5 million; EMEA — $48.9 million, $49.8 million and $62.9 million; and Asia Pacific — $16.6 million, $15.3 million and $17.8 million.

In fiscal 2002, 2001 and 2000, we had two resellers, each of which represented a significant percentage of consolidated net sales. Sales to the largest reseller, IBM, represented 27.4% of net sales for fiscal 2002, 26.1% of net sales for fiscal 2001 and 30.0% of net sales for fiscal 2000. Sales to the second largest reseller represented 8.6%, 8.5%, and 7.6% of net sales for fiscal 2002, 2001, and 2000, respectively. Sales to the top ten customers represented 53.9%, 54.7% and 57.0% of net sales for fiscal 2002, 2001 and 2000, respectively. A significant decline in sales to any of these customers or channels could have an adverse effect on our financial results.

Note 8 Commitments and Contingencies

     OPERATING LEASES

With the exception of Singapore, we conduct our foreign operation, Memphis operations and United States sales offices using leased facilities under non-cancelable operating leases that expire at various dates from fiscal 2003 through fiscal 2006. We own the building in Singapore and have a land lease that expires in fiscal 2026.

The following is a summary of rental expense incurred for non-cancelable operating leases for buildings and equipment for each of the three fiscal years in the period ended March 29, 2002:

			$ in thousands

	March 29, 2002	March 30, 2001	March 31, 2000

Rental expense	$1,363	$1,662	$2,189

The minimum rental commitments required under existing non-cancelable operating leases as of March 29, 2002, for the subsequent fiscal years are as follows:

					$ in thousands

2003	2004	2005	2006	2007	2008 - 2026	Total

$1,407	$972	$647	$206	$170	$2,799	$6,201

The minimum rental commitment for the land located at the Singapore manufacturing facility represents $3.2 million of the above $6.2 million commitment under non-cancelable operating leases.

     ENVIRONMENTAL ASSESSMENT

In January 1994 and March 1996, we were notified by the California Regional Water Quality Control Board — Santa Ana Region (the “Board”) that ground under one of our former production plants and ground adjacent to property previously occupied by us was thought to be contaminated with various chlorinated volatile organic compounds (“VOCs”). Evidence adduced from site studies undertaken to date indicates that compounds containing the VOCs were not used by Printronix during our tenancy, but were used by the prior tenant during its long-term occupancy of the site. Presently, the Board continues to investigate the source of the VOCs and there are currently no further orders outstanding against Printronix.

As of March 29, 2002 and March 30, 2001, we have reserved $0.2 million, included in Accrued Liabilities Other, which is a reasonable estimate to cover any additional expenses related to environmental tests that could be requested by the Board. We are convinced we bear no responsibility for any contamination at the sites and intend to vigorously defend any action that might be brought against us with respect thereto. Furthermore, we believe that we have adequately accrued for any future expenditures in connection with environmental matters and that such expenditures will not have a material adverse effect on our financial condition or results of operations.

     LEGAL MATTERS

We are involved in various claims and legal matters in the ordinary course of business. We do not believe these matters will have a material adverse effect on our results of operations or financial condition.

     ACCRUED LIABILITIES OTHER

Accrued liabilities other include reserves for potential tax issues.

Note 9 Quarterly Data (Unaudited)

			$ in thousands, except share data

Fiscal 2002	1st quarter	2nd quarter	3rd quarter	4th quarter

Net sales	$39,607	$36,519	$33,970	$36,587
Gross profit	$12,049	$11,547	$11,468	$12,506
Net income	$519	$410	$560	$816
Net income per share:
Basic	$0.09	$0.07	$0.10	$0.14
Diluted	$0.09	$0.07	$0.09	$0.13
Stock price:
High	$7.25	$7.00	$9.70	$13.25
Low	$4.70	$4.96	$6.00	$8.80

Fiscal 2001	1st quarter	2nd quarter	3rd quarter	4th quarter

Net sales	$39,721	$41,434	$40,365	$36,571
Gross profit	$11,531	$10,378	$10,712	$10,386
Net income (loss)	$178	$(1,231)	$(395)	$113
Net income (loss) per share:
Basic	$0.03	$(0.20)	$(0.06)	$0.02
Diluted	$0.03	$(0.20)	$(0.06)	$0.02
Stock price:
High	$20.13	$13.63	$9.75	$7.72
Low	$12.63	$9.13	$6.88	$5.25

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

     None

PART III

     Information required under Item 10 “Directors and Executive Officers of the Registrant” (except for certain information concerning the Executive Officers provided in Part I of this report), Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management,” and Item 13 “Certain Relationships and Related Transactions” has been omitted from this report. Such information is hereby incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 20, 2002, which the Company intends to file with the Securities and Exchange Commission not later than July 16, 2002.

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Index to Financial Statements

1.	Financial Statements included in Part II of this report:

		Page in this report

	Report of Independent Public Accountants	22

	Consolidated Balance Sheets as of March 29, 2002 and March 30, 2001	23

	Consolidated Statements of Operations for each of the three fiscal years in the period ended March 29, 2002	24

	Consolidated Statements of Stockholders’ Equity for each of the three fiscal years in the period ended March 29, 2002	25

	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended March 29, 2002	26

	Notes to Consolidated Financial Statements	27

2.	Schedules supporting the Consolidated Financial Statements:

		Page in this report

	Report of Independent Public Accountants on Schedules	42

	Schedule II — Valuation and Qualifying Accounts	43

	All schedules except Schedule II have been omitted for the reason that the required information is shown in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(b)	Reports on Form 8-K

	None

(c)	Exhibits

	Reference is made to the Index of Exhibits beginning at page 44 of this Annual Report on Form 10-K which index is incorporated herein by reference.

(d)	Other Financial Statements

	There are no financial statements required to be filed by Regulation S-X that are excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2002	PRINTRONIX, INC.

	By:	ROBERT A. KLEIST Robert A. Kleist, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

ROBERT A. KLEIST Robert A. Kleist	President, Chief Executive Officer and Director (Principal Executive Officer)	May 10, 2002

GEORGE L. HARWOOD George L. Harwood	Senior Vice President, Finance & IS, Chief Financial Officer and Corporate Secretary (Principal Accounting and Financial Officer)	May 10, 2002

BRUCE T. COLEMAN Bruce T. Coleman	Director	May 10, 2002

JOHN R. DOUGERY John R. Dougery	Director	May 10, 2002

CHRIS WHITNEY HALLIWELL Chris Whitney Halliwell	Director	May 10, 2002

ERWIN A. KELEN Erwin A. Kelen	Director	May 10, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of Printronix, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Printronix, Inc. included in this Form 10-K, and have issued our report thereon dated April 26, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Orange County, California
April 26, 2002

PRINTRONIX, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE THREE FISCAL YEARS IN THE PERIOD ENDED MARCH 29, 2002

($ in thousands)

		Additions

	Balance at	Charged to	Charged to		Balance
	Beginning	Cost and	Other		at End
Description	of Period	Expenses	Accounts	Deductions	of Period

Fiscal Year Ended March 29, 2002
Allowance for Doubtful Accounts	$2,154	$538	$—	$168A	$2,524

Fiscal Year Ended March 30, 2001
Allowance for Doubtful Accounts	$2,434	$464	$—	$744A	$2,154

Fiscal Year Ended March 31, 2000
Allowance for Doubtful Accounts	$2,302	$359	$—	$227A	$2,434

Description of Other Additions and Deductions:

     A — Accounts deemed to be bad debt losses

INDEX OF EXHIBITS

Exhibit Number		Description

3.	1	Certificate of Incorporation of Printronix, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-K for fiscal year ended March 27, 1998).

3.	2	By-laws of Printronix, Inc. currently in effect (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 31, 1989), as amended in Exhibit 3.2a.

3.	2a	Amendment to By-laws of Printronix, Inc. (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).

4.	1	Copies of certain instruments, which in accordance with paragraph (b) (4) (iii) of Item 601 of Regulation S-K are not required to be filed as exhibits to Form 10-K, have not been filed by Printronix. Printronix agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.	2	Amended and Restated Rights Agreement, dated as of April 4, 1999 between Printronix, Inc. and Chase Mellon Shareholder Services, L.L.C., including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A filed on or about May 7, 1999).

10.	1	Printronix, Inc. 1980 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibits 4.1 and 4.2 to Post-Effective Amendment No. 5 to Registration Statement No. 2-70035 on Form S-8).

10.	2	Reserved.

10.	3	Form of Indemnification Agreement between Printronix, Inc. and its directors (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-K for the fiscal year ended March 27, 1987).

10.	4	Printronix, Inc. Executive Health Insurance Plan (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-K for the fiscal year ended March 29, 1985).

10.	5	Printronix, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 10-K for the fiscal year ended March 25, 1994).

10.	5a	Printronix, Inc. 1994 Stock Incentive Plan, as amended (incorporated by reference to the Company’s 1997 Proxy Statement dated August 12, 1997).

10.	5b	Printronix, Inc. 1994 Stock Incentive Plan, as amended (incorporated by reference to the Company’s 1999 Proxy Statement dated August 17, 1999).

10.	5c	Printronix, Inc. 1994 Stock Incentive Plan, as amended (incorporated by reference to the Company’s 2001 Proxy Statement dated August 22, 2001).

10.	6	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Robert A. Kleist (incorporated by reference to Exhibit 10.11 to the Company’s Report on Form 10-K for the fiscal year ended March 27, 1998).

Exhibit Number		Description

10.	6a	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Robert A. Kleist (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).

10.	6b	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Robert A. Kleist (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 30, 2001).

10.	7	Reserved

10.	8	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and George L. Harwood (incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 10-K for the fiscal year ended March 27, 1998).

10.	8a	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and George L. Harwood (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).

10.	8b	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and George L. Harwood (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 30, 2001).

10.	9	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and C. Victor Fitzsimmons (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-K for the fiscal year ended March 27, 1998).

10.	9a	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and C. Victor Fitzsimmons (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).

10.	9b	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and C. Victor Fitzsimmons (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 30, 2001).

10.	10	Reserved

10.	11	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Gordon B. Barrus (incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10-K for the fiscal year ended March 27, 1998).

10.	11a	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Gordon B. Barrus (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).

10.	11b	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Gordon B. Barrus (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 30, 2001).

10.	12	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Theodore A. Chapman (incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 10-K for the fiscal year ended March 27, 1998).

Exhibit Number		Description

10.	12a	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Theodore A. Chapman (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).

10.	12b	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Theodore A. Chapman (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 30, 2001).

10.	13	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Philip Low Fook (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-K for the fiscal year ended March 27, 1998).

10.	13a	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Philip Low Fook (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).

10.	13b	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Philip Low Fook (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 30, 2001).

10.	14	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Bruce T. Coleman (incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 10-K for the fiscal year ended March 27, 1998).

10.	14a	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Bruce T. Coleman (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).

10.	14b	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Bruce T. Coleman (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 30, 2001).

10.	15	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and John R. Dougery (incorporated by reference to Exhibit 10.20 to the Company’s Report on Form 10-K for the fiscal year ended March 27, 1998).

10.	15a	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and John R. Dougery (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).

10.	15b	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and John R. Dougery (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 30, 2001).

10.	16	Reserved

10.	17	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Erwin A. Kelen (incorporated by reference to Exhibit 10.22 to the Company’s Report on Form 10-K for the fiscal year ended March 27, 1998).

Exhibit Number		Description

10.	17a	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Erwin A. Kelen (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).

10.	17b	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Erwin A. Kelen (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 30, 2001).

10.	18	Restricted Stock Purchase Agreement dated August 21, 1998 between the Company and Chris Whitney Halliwell (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).

10.	18a	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Chris Whitney Halliwell (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).

10.	18b	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Chris Whitney Halliwell (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 30, 2001).

21		List of Printronix’s subsidiaries.

23		Consent of Independent Public Accountants, Arthur Andersen LLP, to the incorporation of their reports herein to Registration Statement Nos. 33-83156, 333-92791, 333-50924 and 333-74260.

99		Letter to the Securities and Exchange Commission regarding Arthur Andersen.