Form 10-K/A
period 2002-03-29
PRINTRONIX INC
filed 2002-07-24
CIK 311505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDED
FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-9321

PRINTRONIX, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-2903992 (I.R.S. Employer Identification No.)

14600 Myford Road P.O. Box 19559, Irvine, California (Address of Principal Executive Offices)	92623 (Zip Code)

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

     The purpose of this amendment is to file the original Report of Independent Public Accountants, an unsigned copy of which was inadvertently filed as page 42 of the Company’s Report on Form 10-K.

2

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 18, 2002	PRINTRONIX, INC.

	By:	ROBERT A. KLEIST

Robert A. Kleist, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

ROBERT A. KLEIST Robert A. Kleist	President, Chief Executive Officer and Director (Principal Executive Officer)	July 18, 2002

GEORGE L. HARWOOD George L. Harwood	Senior Vice President, Finance & IS, Chief Financial Officer and Corporate Secretary (Principal Accounting and Financial Officer)	July 18, 2002

BRUCE T. COLEMAN Bruce T. Coleman	Director	July 18, 2002

JOHN R. DOUGERY John R. Dougery	Director	July 18, 2002

CHRIS WHITNEY HALLIWELL Chris Whitney Halliwell	Director	July 18, 2002

ERWIN A. KELEN Erwin A. Kelen	Director	July 18, 2002

3

INDEX OF EXHIBITS

99.1	Report of Independent Public Accountants

4