Form 10-Q
period 2002-06-28
PRINTRONIX INC
filed 2002-08-12
CIK 311505

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2002

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

(714) 368-2300
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES [X]          NO [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock $0.01 par value	Outstanding at July 26, 2002 5,905,309

PRINTRONIX, INC. AND SUBSIDIARIES TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

Consolidated Balance Sheets at June 28, 2002 and March 29, 2002

Assets	3

Liabilities and Stockholders’ Equity	4

Consolidated Statements of Operations for the Three Months Ended June 28, 2002 and June 29, 2001	5

Consolidated Statements of Comprehensive Income for the Three Months Ended June 28, 2002 and June 29, 2001	6

Consolidated Statements of Cash Flows for the Three Months Ended June 28, 2002 and June 29, 2001	7

Condensed Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Market Risk	18

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures	20

2

PART I. FINANCIAL INFORMATION Item 1. Financial Statements PRINTRONIX, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Amounts in thousands) (Unaudited)

	June 28, 2002	March 29, 2002
ASSETS:
Current assets:
Cash and cash equivalents	$23,390	$22,618
Accounts receivable, net of allowance for doubtful accounts of
$2,709 and $2,524 as of June 28, 2002 and March 29, 2002,
respectively	20,889	18,232

Inventories:
Raw materials, subassemblies and work in process	10,792	12,443
Finished goods	2,775	2,620

Total inventory	13,567	15,063

Prepaid expenses and other current assets	1,960	1,346
Deferred income tax assets	4,010	4,010

Total current assets	63,816	61,269

Property, plant and equipment, at cost:
Machinery and equipment	28,682	29,154
Furniture and fixtures	27,671	27,513
Buildings and improvements	22,826	22,819
Land	8,100	8,100
Leasehold improvements	928	792

	88,207	88,378

Less: Accumulated depreciation and amortization	(46,579)	(45,481)

Property, plant and equipment, net	41,628	42,897

Intangible assets, net of accumulated amortization of $786 and
$1,220 as of June 28, 2002 and March 29, 2002, respectively	104	148

Long-term deferred income tax assets	488	488
Other assets	157	157

Total assets	$106,193	$104,959

The accompanying notes are an integral part of these consolidated financial statements. 3

PRINTRONIX, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS continued (Amounts in thousands, except share and per share data) (Unaudited)

	June 28, 2002	March 29, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short-term debt	$700	$700
Accounts payable	7,320	7,546
Accrued liabilities:
Payroll and employee benefits	4,383	4,840
Warranty	1,304	1,304
Deferred revenue	1,377	1,449
Other	5,415	4,764
Income taxes	548	180

Total current liabilities	21,047	20,783

Long-term debt, net of current portion	15,400	15,575
Deferred revenue, net of current portion	24	35
Other non-current liabilities	—	24

Commitments and contingencies (See Note 7)

Stockholders’ equity:
Common stock, $0.01 par value
(Authorized 30,000,000 shares, issued and
outstanding 5,882,878 and 5,849,864 shares as of
June 28, 2002 and March 29, 2002, respectively)	59	58
Additional paid-in capital	29,077	28,815
Retained earnings	40,666	39,669
Accumulated other comprehensive income	(80)	—

Total stockholders’ equity	69,722	68,542

Total liabilities and stockholders’ equity	$106,193	$104,959

The accompanying notes are an integral part of these consolidated financial statements. 4

PRINTRONIX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	June 28, 2002	June 29, 2001

Net sales	$37,303	$39,607
Cost of sales	24,303	27,558

Gross margin	13,000	12,049

Operating expenses:
Engineering and development	4,061	3,947
Sales and marketing	5,577	4,765
General and administrative	2,386	2,220

Total operating expenses	12,024	10,932

Income from operations	976	1,117

Other (income) expense, net	(267)	467

Income before provision for income taxes	1,243	650

Provision for income taxes	249	131

Net income	$994	$519

Net income per common share:
Basic	$0.17	$0.09
Diluted	$0.16	$0.09

Weighted average common shares:
Basic	5,866,743	5,846,839
Diluted	6,218,710	5,866,666

The accompanying notes are an integral part of these consolidated financial statements. 5

PRINTRONIX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Amounts in thousands) (Unaudited)

	Three Months Ended
	June 28, 2002	June 29, 2001

Net income	$994	$519

Other comprehensive (income) expense, net of tax	80	—

Comprehensive income	$914	$519

The accompanying notes are an integral part of these consolidated financial statements. 6

PRINTRONIX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (Unaudited)

	Three Months Ended
	June 28, 2002	June 29, 2001

Cash flows from operating activities:
Net income	$994	$519

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,915	2,148
Provision for doubtful accounts receivable	185	103
Deferred income tax provision (benefit)	—	(19)
Loss on disposal of property and equipment	77	322
Changes in assets and liabilities:
Accounts receivable	(2,842)	(759)
Inventories	1,496	2,974
Other assets	(614)	(249)
Accounts payable	(226)	654
Payroll and employee benefits	(457)	67
Accrued income taxes	368	(58)
Deferred revenue	(83)	(4)
Other liabilities	550	15

Net cash provided by operating activities	1,363	5,713

Cash flows from investing activities:
Purchase of property, plant and equipment	(740)	(1,399)
Proceeds from disposition of property, plant and equipment	61	13

Net cash used in investing activities	(679)	(1,386)

Cash flows from financing activities:
Payments made on long-term note	(175)	(175)
Payments made on line of credit	—	(3,500)
Proceeds from the exercise of stock options	263	—

Net cash provided by (used in) financing activities	88	(3,675)

Net increase in cash and cash equivalents	772	652

Cash and cash equivalents at beginning of period	22,618	9,832

Cash and cash equivalents at end of period	$23,390	$10,484

Supplementary disclosures of cash flow information:
Income tax paid	$170	$213
Interest paid	$132	$382

The accompanying notes are an integral part of these consolidated financial statements. 7

PRINTRONIX, INC. AND SUBSIDIARIES CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 28, 2002 (Unaudited)

1)	Basis of Presentation

The unaudited, consolidated financial statements included herein have been prepared by Printronix, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position and results of operations as of and for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our latest Annual Report on Form 10-K for the fiscal year ended March 29, 2002, as filed with the Securities and Exchange Commission. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “Printronix” refer to Printronix, Inc. and its consolidated subsidiaries.

2)	Bank Borrowings and Debt Arrangements

On May 1, 2000, we entered into a $17.5 million, seven-year note secured by our Irvine facility and a $10.0 million three-year unsecured line of credit. During the first quarter of fiscal 2002, we repaid the line of credit borrowings as scheduled and cancelled the $10.0 million unsecured line of credit. Interest on the seven-year note is at variable rates based on London Interbank Offered Rate (“LIBOR”) plus 1.25%, and is reset for periods not exceeding one year at our discretion. The interest rate on the note was 3.125% at June 28, 2002. During the current quarter, the weighted average interest rate on the note was 3.2%. Total interest expense was $0.1 million for the current quarter compared with $0.4 million for the same quarter last year. We ended the current quarter with a balance of $16.1 million on the note, which consists of $15.4 million long-term debt and $0.7 short-term debt.

At June 28, 2002, one of our foreign subsidiaries maintained unsecured lines of credit for $2.5 million with foreign banks, which include a standby Letter of Credit of $1.8 million. These credit facilities are subject to parent company guarantees, require payment of certain loan fees, and provide for interest at approximately 0.75% to 1.0% above the bank’s cost of raising capital. During fiscal year 2002 and as of June 28, 2002, there were no cash borrowings against these lines of credit.

On June 26, 2000, we entered into a credit agreement with a major foreign bank to support our hedging activities. In the event that we are unable to provide the funds to execute any forward currency contract, this credit agreement is available to fund the contract execution. During fiscal year 2002 and as of June 28, 2002, there were no borrowings under this credit agreement.

3)	Net Income per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive. Net income per share information for the quarters ended June 28, 2002 and June 29, 2001, is as follows:

(Amounts in thousands, except share and per share data)

	Three Months Ended
	June 28, 2002	June 29, 2001
Net income	$994	$519
Basic weighted average shares outstanding	5,866,743	5,846,839
Basic net income per share	$0.17	$0.09

Effect of dilutive securities:
Basic weighted average shares outstanding	5,866,743	5,846,839
Dilutive effect of stock options	351,967	19,827

Dilutive weighted average shares outstanding	6,218,710	5,866,666
Diluted net income per share	$0.16	$0.09

The dilutive weighted average shares outstanding does not include the antidilutive impact of 132,898 weighted average shares in the 2002 period and 1,051,542 weighted average shares in the 2001 period.

4)	Common Stock

No shares of common stock were repurchased during the first quarter of fiscal year 2003 under our stock buyback program. Purchases of 496,062 shares of common stock may be made at our discretion.

5)	Stock Incentive Plan

Under our 1994 Stock Incentive Plan (the “Plan”), options may be granted to purchase shares of our common stock. As of June 28, 2002, there were 1,542,270 stock options issued and outstanding, and 297,097 stock options available to grant.

6)	Restructuring Charges

In fiscal year 2001, we recorded charges of $1.8 million to provide for the restructuring of certain line matrix, thermal and verifier manufacturing and support operations. The restructuring was initiated to reduce production costs by relocating certain line matrix and thermal manufacturing processes to our Singapore plant, and by consolidating the manufacture of critical line matrix components into the Irvine facility. In addition, configuration activities for printers for the domestic market were consolidated into the Irvine facility from the Memphis facility, and the verification products operations were relocated to the Irvine facility. The restructuring resulted in the elimination of 72 positions, or approximately 7.1% of the worldwide workforce. During fiscal year 2001, we essentially completed all announced restructuring activities.

During the current quarter, we utilized $34 thousand of the remaining restructuring accrual for leasehold and rental costs on the unoccupied portion of the Memphis facilities. The remaining accrual as of June 28, 2002, relates partly to the unoccupied portion of the Memphis facilities and partly to wind-up activities of the verification products subsidiary. Due to the continuing soft commercial real estate market in the Memphis area, we expect to continue to experience slow progress toward subleasing the unoccupied portion of the facilities. We believe the remaining restructuring accrual is adequate to cover the expected future cash payments. The remaining restructuring accrual is included partly in Other Accrued Liabilities and partly as an offset against Property, Plant and Equipment (PP&E). The restructuring accrual and utilization are summarized as follows:

(Amounts in thousands)

	Accrual as of March 29, 2002	Amounts Utilized	Accrual as of June 28, 2002
Write-down and disposal of fixed assets,
included as offset against PP&E	$ 50	$ 10	$ 40

Other liabilities for vendor and
lease-related expenses	154	24	130

Total restructuring accrual	$ 204	$ 34	$ 170

7)	Commitments and Contingencies

Operating Leases

Except for Singapore, we conduct our foreign operations, Memphis operations and U.S. sales offices using leased facilities. The leases are non-cancelable operating leases, which expire at various dates from fiscal year 2003 through fiscal year 2006. In Singapore, we own the building and lease the land. The land lease expires in fiscal year 2026.

Environmental Assessment

In January 1994 and March 1996, we were notified by the California Regional Water Quality Control Board — Santa Ana Region (the “Board”) that ground under one of our former production plants as well as ground adjacent to property previously occupied by the Company were thought to be contaminated with various chlorinated volatile organic compounds (“VOCs”). Evidence adduced from site studies undertaken to date indicates that compounds containing the VOCs were not used by Printronix during its tenancy, but were used by the prior tenant during its long-term occupancy of the site. Presently, the Board continues to investigate the source of the VOCs and there are currently no further orders outstanding against us.

As of March 29, 2002 and June 28, 2002, we have reserved $0.2 million, included in Accrued Liabilities Other, which is a reasonable estimate to cover any additional expenses related to environmental tests that could be requested by the Board. We are convinced we bear no responsibility for any contamination at the sites and intend to vigorously defend any action that might be brought against us with respect thereto. Furthermore, we believe that we have adequately accrued for any future expenditures in connection with environmental matters and that such expenditures will not have a material adverse effect on our financial condition or results of operations.

Legal Matters

We are involved in various claims and legal matters in the ordinary course of business. We do not believe that these matters will have a material adverse effect on our financial position or results of operations.

Other Current Liabilities

Other current liabilities include reserves for potential tax issues.

8)	New Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and other intangible assets be tested for impairment at least annually and prohibits periodic amortization of goodwill and some intangible assets into income. We adopted this statement in April 2002. The adoption of this pronouncement did not have a material impact on our financial position or results of operations.

All goodwill and certain intangible assets were fully amortized as of March 29, 2002. Certain other intangible assets continue to be amortized into income under SFAS 142. SFAS No. 142 requires us to reassess the useful lives of the remaining intangible assets and adjust the remaining amortization periods accordingly. Our review of the remaining intangible assets resulted in no change in the remaining amortization periods.

The following table presents goodwill, intangible asset and accumulated amortization balances at June 28, 2002 and March 29, 2002.

(Amounts in thousands)	June 28, 2002			March 29, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill	$—	$—	$—	$392	$(392)	$—

Intangible asset - other	—	—	—	86	(86)	—

Intangible asset -
unpatented technology	890	(786)	104	890	(742)	148

Total goodwill and
intangible assets	$890	$(786)	$104	$1,368	$(1,220)	$148

Amortization expense for the quarter ended June 28, 2002, was $45 thousand. The remaining net intangible asset will be fully amortized during fiscal year 2003.

The following table presents the transitional disclosures required by SFAS No. 142.

(Amounts in thousands, except per share data)	Three Months Ended
	June 28, 2002	June 29, 2001
Adjusted Net Income:
Reported net income	$994	$519
Add back: amortization of goodwill	—	36

Adjusted net income	$994	$555

Basic Earnings per Share:
Reported basic earnings per share	$0.17	$0.09
Add back: amortization of goodwill	—	0.01

Adjusted basic earnings per share	$0.17	$0.10

Diluted Earnings per Share:
Reported diluted earnings per share	$0.16	$0.09
Add back: amortization of goodwill	—	0.01

Adjusted diluted earnings per share	$0.16	$0.10

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses recognition and measurement of losses related to impairment or disposal of long-lived assets. We adopted this statement in April 2002. The adoption of this pronouncement did not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not believe the adoption of this statement will have a material impact on our financial position or results of operations.

9)	Other Comprehensive Income

Other comprehensive income represents unrealized gains and losses that are not yet booked into income and are therefore excluded from net income. The single component of our other comprehensive income is the change in unrealized gain or loss on foreign currency (Euro) forward exchange contracts that qualify for hedge accounting. The aggregate amount of such gains or losses that have not yet been recognized in net income is reported in the equity portion of the condensed consolidated balance sheets as other comprehensive income.

We implemented a foreign currency-hedging program in April 2000 in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. Under the program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of June 28, 2002, we had $2.9 million outstanding in forward exchange contracts.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

PRINTRONIX, INC. AND SUBSIDIARIES

Except for historical information, the Form 10-Q contains “forward-looking statements” about Printronix, within the meaning of the Private Securities Reform Act of 1995. Terms such as “objectives,” “believes,” “expects,” “plans,” “intends,” “estimates,” “anticipates,” “forecasts,” “projections,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer industry and in the economy in general; our ability to achieve growth in the Asia Pacific market; adverse political and economic events in our markets; a worsening of the global economy due to general conditions; a worsening of the global economy resulting from terrorist attacks; our ability to hold or increase market share with respect to line matrix printers; our ability to successfully compete against entrenched competition in the thermal printer market; our ability to attract and retain key personnel; the ability of our customers to achieve their sales projections, upon which we have in part based our sales and marketing plans; our ability to retain our customer base and channel; and our ability to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change. We do not undertake to publicly update or revise any of our forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

RESULTS OF OPERATIONS

Revenues

Compared with the Prior Year

Consolidated revenues for the current quarter were $37.3 million, a 5.8% decrease from the same period last year. The decline in sales was primarily due to lower sales in the Americas, partially offset by increased sales to Europe, Middle East and Africa (“EMEA”) and Asia Pacific.

Sales to the Americas for the quarter were $19.1 million, down from $22.8 million a year ago due to general slow economic conditions. Americas distribution sales decreased 8.1% to $11.0 million. Americas OEM sales decreased 25.5% to $8.1 million. EMEA sales increased 9.6% to $13.6 million from the same period last year primarily due to a large sale of line matrix printers into Algeria through our OEM channel. Asia Pacific sales for the quarter increased 5.9% from a year ago to $4.6 million, due to higher line matrix sales into the Asean Countries and China through distribution channels.

Line matrix sales for the quarter were $28.0 million, a decrease of 9.2% from the same period last year. Line matrix revenue was 75.0% of total revenue for the quarter. Thermal sales for the quarter were $4.3 million, up 39.7% from the same period a year ago. Thermal sales were 11.6% of total revenue. Laser sales for the quarter totaled $4.5 million, down 9.8% from the prior year quarter. Laser revenue was 12.1% of total revenue for the quarter. Verification products revenue for the quarter was $0.5 million, down 30.0% from a year ago.

Sales to our largest customer, IBM, represented 23.4% of total sales for the quarter, compared with 30.8% a year ago. Sales to our second largest customer represented 9.9% of total sales for the quarter, compared with 7.4% last year.

For the current quarter, sales by channel were $16.1 million OEM and $21.2 million distribution, or 43.3% OEM and 56.7% distribution, compared with $17.7 million and $21.9 million, or 44.8% and 55.2%, for the same period last year.

Compared with the Prior Quarter

Compared with the prior quarter, revenue increased $0.7 million, or 2.0%, principally due to higher thermal printer sales across all regions and channels. Compared with the prior quarter, revenue increased 12.1% in EMEA, increased 14.4% in Asia Pacific but decreased 6.5% in the Americas. Thermal sales grew 35.1% over the prior quarter while line matrix sales fell 1.0%, laser sales fell 1.9% and verification products sales fell 5.6%. In the prior quarter, line matrix sales were $28.3 million, or 77.3% of revenue, thermal sales were $3.2 million, or 8.8% of revenue, laser sales were $4.6 million, or 12.5% of revenue, and verification products were $0.5 million, or 1.4% of revenue. OEM sales and distribution sales were 42.7% and 57.3% of revenue, respectively, in the prior quarter.

Gross Margin

Gross margin for the current quarter was 34.8%, up from 30.4% for the same quarter last year and up from 34.2% for the prior quarter. The improvement over the prior year quarter is due to manufacturing benefits of moving line matrix and thermal printer manufacturing from the U.S. to Singapore, together with continuing cost reductions and certain price increases. The improvement over the prior quarter is due partly to continuing cost reduction programs and partly due to higher volume and continuing favorable product mix.

Operating Expenses, Other (Income) Expense

Engineering and development expenses for the current quarter increased 2.9% to $4.1 million compared with the same period last year. As a percentage of sales, engineering and development expenses were 10.9% for the current quarter and 10.0% for the same quarter last year.

Sales and marketing expenses for the current quarter increased 17.0% to $5.6 million compared with the same period last year as a result of increased resources being applied to the Major Accounts and Vertical marketing program. As a percentage of sales, sales and marketing expenses were 15.0% for the current quarter and 12.0% for the same quarter last year.

General and administrative expenses for the current quarter increased 7.5% to $2.4 million compared with the same period last year partly due to increased headcount and partly due to a higher provision for doubtful accounts receivable. As a percentage of sales, general and administrative expenses were 6.4% for the current quarter and 5.6% for the same quarter last year.

Other income, net, increased $0.7 million for the current quarter compared with the same period last year. The increase was due to exchange gains in the current quarter compared with exchange losses and higher interest costs in the year ago quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity has historically been cash generated from operations. We ended the quarter with cash and cash equivalents of $23.4 million, an increase of $0.8 million from the beginning of the fiscal year. For the fiscal year to date, approximately $1.4 million was provided by operations, principally due to lower inventories and depreciation charges which exceeded capital expenditures, partly offset by increased accounts receivable. Inventories were reduced by $1.5 million to $13.6 million, principally as a result of higher intransit inventory at the end of March. The major uses of funds for the fiscal year to date were capital expenditures totaling $0.7 million and payments on the long-term note of $0.2 million.

During the first quarter of the prior fiscal year 2002, we repaid our line of credit borrowings as scheduled and cancelled the $10.0 million line of credit.

We ended the current fiscal quarter with long-term debt of $15.4 million and short-term debt of $0.7 million for the seven-year note.

At the end of the current fiscal quarter, we continued to reserve $0.2 million for an environmental issue associated with the closing down of our Irvine hammerbank factory in fiscal 1994.

We believe that our internally-generated funds will adequately provide for working capital requirements, capital expenditures and engineering and development needs through the next twelve months.

SUPPLEMENTAL INFORMATION

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and other intangible assets be tested for impairment at least annually and prohibits periodic amortization of goodwill and some intangible assets into income. We adopted this statement in April 2002. The adoption of this pronouncement did not have a material impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses recognition and measurement of losses related to impairment or disposal of long-lived assets. We adopted this statement in April 2002. The adoption of this pronouncement did not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not believe the adoption of this statement will have a material impact on our financial position or results of operations.

PART I. FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosure About Market Risk

PRINTRONIX, INC. AND SUBSIDIARIES

MARKET RISK

We implemented a foreign currency-hedging program in April 2000 in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. Under the program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of June 28, 2002, we had $2.9 million outstanding in forward exchange contracts.

We have financial instruments that are subject to interest rate risk, principally debt obligations. Long-term borrowings, consisting of a note secured by our Irvine facility, are at variable rates based on LIBOR, and are reset for periods not exceeding one year at our discretion. During the current quarter, the weighted average interest rate on the note was 3.2%. If interest rates were to increase by 10% (32 basis points on the note), the impact on our pre-tax earnings would not be material.

PART II. OTHER INFORMATION

PRINTRONIX, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

See “Item 3. Legal Proceedings” reported in Part 1 of our Report on Form 10-K for the fiscal year ended March 29, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

No exhibits were filed or required to be filed for the quarterly period covered by this report.

(b)	Reports

We filed one report on Form 8-K for the quarterly period covered by this report. The Form 8-K was filed on June 19, 2002 and reported the dismissal of Arthur Andersen LLP as our accountant and the retention of PricewaterhouseCoopers LLP as our accountants to audit our financial statements for fiscal year 2003.

19

PRINTRONIX, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002 ———————————	PRINTRONIX, INC.
————————
     (Registrant)

By: /s/ George L. Harwood
—————————————

George L. Harwood

Sr. Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial Officer and Duly Authorized Officer)

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify that, to the best of their knowledge, the foregoing report of Printronix, Inc. fully complies with the reporting requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Printronix, Inc.

By: /s/ Robert A. Kleist ————————————— Robert A. Kleist President and Chief Executive Officer	By: /s/ George L. Harwood ————————————— George L. Harwood Sr. Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial Officer and Duly Authorized Officer)

20