Form 10-Q
period 2002-09-27
PRINTRONIX INC
filed 2002-11-12
CIK 311505

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2002

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

YES    [X]                NO   [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 25, 2002

$0.01 par value	5,827,184

PRINTRONIX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	September 27, 2002	March 29, 2002

ASSETS:
Current assets:
Cash and cash equivalents	$26,285	$22,618
Accounts receivable, net of allowance for doubtful accounts of $2,714 and $2,524 as of September 27, 2002 and March 29, 2002, respectively	17,114	18,232
Inventories:
Raw materials, subassemblies and work in process	10,944	12,443
Finished goods	2,448	2,620

Total inventory	13,392	15,063
Prepaid expenses and other current assets	1,763	1,346
Deferred income tax assets	4,010	4,010

Total current assets	62,564	61,269

Property, plant and equipment, at cost:
Machinery and equipment	28,851	29,154
Furniture and fixtures	27,813	27,513
Buildings and improvements	22,828	22,819
Land	8,100	8,100
Leasehold improvements	922	792

	88,514	88,378
Less: Accumulated depreciation and amortization	(47,455)	(45,481)

Property, plant and equipment, net	41,059	42,897
Other assets	217	305
Long-term deferred income tax assets	488	488

Total assets	$104,328	$104,959

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS continued
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 27, 2002	March 29, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short-term debt	$700	$700
Accounts payable	7,135	7,546
Accrued liabilities:
Payroll and employee benefits	4,595	4,840
Warranty	1,262	1,304
Deferred revenue	1,169	1,449
Other	4,963	4,944

Total current liabilities	19,824	20,783

Long-term debt, net of current portion	15,225	15,575
Other non-current liabilities	13	59
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.01 par value (Authorized 30,000,000 shares, issued and outstanding 5,836,184 and 5,849,864 shares as of September 27, 2002 and March 29, 2002, respectively)	58	58
Additional paid-in capital	28,889	28,815
Retained earnings	40,320	39,669
Accumulated other comprehensive income	(1)	—

Total stockholders’ equity	69,266	68,542

Total liabilities and stockholders’ equity	$104,328	$104,959

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six-Months Ended

	Sept. 27, 2002	Sept. 28, 2001	Sept. 27, 2002	Sept. 28, 2001

Net sales	$32,006	$36,519	$69,309	$76,126
Cost of sales	20,885	24,972	45,188	52,530

Gross margin	11,121	11,547	24,121	23,596
Operating expenses:
Engineering and development	4,078	3,863	8,139	7,810
Sales and marketing	5,022	4,747	10,599	9,512
General and administrative	2,099	2,203	4,485	4,423

Total operating expenses	11,199	10,813	23,223	21,745

(Loss) income from operations	(78)	734	898	1,851
Other (income) expense, net	(114)	222	(381)	689

Income before provision for income taxes	36	512	1,279	1,162
Provision for income taxes	7	102	256	233

Net income	$29	$410	$1,023	$929

Net income per common share:
Basic	$0.00	$0.07	$0.17	$0.16
Diluted	$0.00	$0.07	$0.16	$0.16
Weighted-average common shares:
Basic	5,874,594	5,846,839	5,870,668	5,846,839
Diluted	6,111,605	5,907,506	6,155,806	5,887,438

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six-Months Ended

	Sept. 27, 2002	Sept. 28, 2001	Sept. 27, 2002	Sept. 28, 2001

Net income	$29	$410	$1,023	$929
Other comprehensive income (expense), net of tax	79	—	(1)	—

Comprehensive income	$108	$410	$1,022	$929

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six-Months Ended

	Sept. 27, 2002	Sept. 28, 2001

Cash flows from operating activities:
Net income	$1,023	$929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,790	4,336
Provision for doubtful accounts receivable	185	206
Loss on disposal of property and equipment	167	506
Changes in assets and liabilities:
Accounts receivable	933	(137)
Inventories	1,671	4,077
Other assets	(418)	(244)
Accounts payable	(411)	(251)
Payroll and employee benefits	(245)	528
Deferred revenue	(302)	(30)
Other liabilities	(48)	134

Net cash provided by operating activities	6,345	10,054

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,123)	(2,803)
Proceeds from disposition of property, plant and equipment	93	26

Net cash used in investing activities	(2,030)	(2,777)

Cash flows from financing activities:
Payments made on long-term note	(350)	(350)
Payments made on line of credit	—	(3,500)
Repurchase and retirement of common stock	(734)	—
Proceeds from the exercise of stock options	436	—

Net cash used in financing activities	(648)	(3,850)

Net increase in cash and cash equivalents	3,667	3,427
Cash and cash equivalents at beginning of period	22,618	9,832

Cash and cash equivalents at end of period	$26,285	$13,259

Supplementary disclosures of cash flow information:
Income tax paid	$465	$649
Interest paid	$273	$727

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2002
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

Certain amounts for the previous fiscal year have been reclassified to conform to fiscal year 2003 presentation.

2)	Other Assets

Other assets included intangible assets with historical costs of $0.9 million and $1.4 million as of September 27, 2002 and March 29, 2002, respectively. The related accumulated amortization was $0.8 million, leaving a net book value of $60 thousand, as of September 27, 2002. The accumulated amortization was $1.2 million, leaving a net book value of $148 thousand, as of March 29, 2002.

3)	Bank Borrowings and Debt Arrangements

On May 1, 2000, we entered into a $17.5 million, seven-year note secured by our Irvine facility and a $10.0 million three-year unsecured line of credit. During the first quarter of fiscal year 2002, we repaid the line of credit borrowings as scheduled and cancelled the $10.0 million unsecured line of credit. Interest on the seven-year note is at variable rates based on London Interbank Offered Rate (“LIBOR”) plus 1.25%, and is reset at our discretion for periods not exceeding one year. Monthly principal and interest payments are required for the seven-year note. The interest rate on the note was 3.125% at September 27, 2002. During the current quarter, the weighted average interest rate on the note was 3.125%. Total interest expense was $0.1 million for the current quarter compared with $0.3 million for the same quarter last year. Total fiscal year to date interest expense was $0.3 million and $0.7 million for the current and prior year periods, respectively. We ended the current quarter with a balance of $15.9 million on the note, which consisted of $15.2 million long-term debt and $0.7 for the current portion of long-term debt.

At September 27, 2002, one of our foreign subsidiaries maintained unsecured lines of credit for $2.1 million with foreign banks, which included a standby letter of credit of $1.8 million. These credit facilities are subject to parent company guarantees, require payment of certain loan fees, and provide for interest at approximately 0.75% to 1.0% above the bank’s cost of raising capital. During fiscal year 2002 and for the six-months ended September 27, 2002, there were no cash borrowings against these lines of credit.

On June 26, 2000, we entered into a credit agreement with a major foreign bank to support our hedging activities. This credit agreement is available to fund any forward currency contracts should we be unable to satisfy our obligations. During fiscal year 2002 and for the six-months ended September 27, 2002, there were no borrowings under this credit agreement.

4)	Net Income per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive. Net income per share information for the quarters ended September 27, 2002 and September 28, 2001, is as follows:

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six-Months Ended

	Sept 27, 2002	Sept 28, 2001	Sept 27, 2002	Sept 28, 2001

Net income	$29	$410	$1,023	$929
Basic weighted average shares outstanding	5,874,594	5,846,839	5,870,668	5,846,839
Basic net income per share	$0.00	$0.07	$0.17	$0.16
Effect of dilutive securities:
Basic weighted average shares outstanding	5,874,594	5,846,839	5,870,668	5,846,839
Dilutive effect of stock options	237,011	60,667	285,138	40,599

Dilutive weighted average shares outstanding	6,111,605	5,907,506	6,155,806	5,887,438
Diluted net income per share	$0.00	$0.07	$0.16	$0.16

The dilutive weighted average shares outstanding does not include the antidilutive impact of 731,666 and 1,041,837 weighted average shares for the three month periods ended September 27, 2002 and September 28, 2001, respectively. The antidilutive impact for the six-month periods ended September 27, 2002 and September 28, 2001 was 383,888 and 1,065,186 weighted average shares. The above shares were antidilutive because the exercise price of the stock options exceeded the average market value of the stock in the periods presented.

5)	Common Stock

During the second quarter of fiscal year 2003, 72,600 shares of common stock were repurchased for a cost of $0.7 million under our stock buyback program. No shares were repurchased under this program in the first quarter of fiscal year 2003. Purchases of 423,462 shares of common stock may be made at our discretion. Stock options exercised were 33,014 and 25,906 for the first and second quarter of fiscal year 2003, respectively.

6)	Stock Incentive Plan

Under our 1994 Stock Incentive Plan (the “Plan”), options may be granted to purchase shares of our common stock. As of September 27, 2002, there were 1,495,974 stock options issued and outstanding, and 317,487 stock options available to grant.

7)	Restructuring Charges

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

During the current quarter, we utilized $34 thousand of the remaining restructuring accrual for leasehold and rental costs on the unoccupied portion of the Memphis facilities. The remaining accrual as of September 27, 2002, relates partly to the unoccupied portion of the Memphis facilities and partly to wind-up activities of the verification products subsidiary. Due to the continuing soft commercial real estate market in the Memphis area, we expect to continue to experience slow progress toward subleasing the unoccupied portion of the facilities. We believe the remaining restructuring accrual is adequate to cover the expected future cash payments. The remaining restructuring accrual is included in Other Accrued Liabilities. The restructuring accrual and utilization are summarized as follows:

(Amounts in thousands)

	Accrual		Accrual
	as of		as of
	March 29,	Amounts	September 27,
	2002	Utilized	2002

Write-down and disposal of fixed assets	$50	$20	$30
Other liabilities for vendor and lease-related expenses	154	48	106

Total restructuring accrual	$204	$68	$136

8)	Commitments and Contingencies

Operating Leases

Except for Irvine and Singapore, we conduct our foreign operations, Memphis operations and U.S. sales offices using leased facilities. The leases are non-cancelable operating leases, which expire at various dates from fiscal year 2003 through fiscal year 2006. In Irvine, we own the building and the land. In Singapore, we own the building and lease the land. The land lease expires in fiscal year 2026.

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

In August 2002, we responded to an inquiry from the California Department of Toxic Substance Control (the “Department”) regarding our operations at the site. Presently, the Department is reviewing the information provided to them and there are no further orders outstanding against us.

As of September 27, 2002 and March 29, 2002, we have accrued $0.2 million, included in Accrued Liabilities Other, which is a reasonable estimate to cover any additional expenses related to environmental tests that could be requested by the Board. We are convinced we bear no responsibility for any contamination at the sites and intend to vigorously defend any action that might be brought against us with respect thereto. Furthermore, we believe that we have adequately accrued for any future expenditures in connection with environmental matters and that such expenditures will not have a material adverse effect on our financial condition or results of operations.

Legal Matters

We are involved in various claims and legal matters in the ordinary course of business. We do not believe that these matters will have a material adverse effect on our financial position or results of operations.

Other Current Liabilities

Other current liabilities include reserves for potential tax issues.

9)	New Pronouncements

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

All goodwill and most intangible assets were fully amortized as of March 29, 2002. The remaining intangible asset continues to be amortized into income under SFAS 142. SFAS No. 142 requires us to reassess the useful lives of the remaining intangible asset and adjust the remaining amortization periods accordingly. Our review of the remaining intangible asset resulted in no change in the remaining amortization periods.

The following table presents goodwill, intangible asset and accumulated amortization balances at September 27, 2002 and March 29, 2002.

(Amounts in thousands)	September 27, 2002			March 29, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Goodwill	$—	$—	$—	$392	$(392)	$—
Intangible asset — other	—	—	—	86	(86)	—
Intangible asset — unpatented technology	889	(829)	60	889	(741)	148

Total goodwill and intangible assets	$889	$(829)	$60	$1,367	$(1,219)	$148

Amortization expense for the quarter ended September 27, 2002, was $44 thousand. The fiscal year to date amortization expense was $88 thousand and $161 thousand for the current and prior year periods, respectively. The remaining net intangible asset will be fully amortized during fiscal year 2003.

The following table presents the transitional disclosures required by SFAS No. 142.

(Amounts in thousands, except per
share data)	Three Months Ended		Six-Months Ended

	Sept 27,	Sept 28,	Sept 27,	Sept 28,
	2002	2001	2002	2001

Adjusted net income:
Reported net income	$29	$410	$1,023	$929
Add back: amortization of goodwill	—	36	—	72

Adjusted net income	$29	$446	$1,023	$1,001

Basic earnings per share:
Reported basic earnings per share	$0.00	$0.07	$0.17	$0.16
Add back: amortization of goodwill	—	0.01	—	0.01

Adjusted basic earnings per share	$0.00	$0.08	$0.17	$0.17

Diluted earnings per share:
Reported diluted earnings per share	$0.00	$0.07	$0.16	$0.16
Add back: amortization of goodwill	—	0.01	—	0.01

Adjusted diluted earnings per share	$0.00	$0.08	$0.16	$0.17

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

10)	Other Comprehensive Income

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

We implemented a foreign currency-hedging program in April 2000 in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. Under the program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of September 27, 2002, we had outstanding forward exchange contracts with notional amount of $3.0 million. The fair value of these contracts was $68 thousand and is included in the current assets portion of the condensed consolidated balance sheets under prepaid expenses and other current assets.

11)	Segment Data

We manufacture and sell a variety of printers and associated products that have similar economic characteristics as well as similar customers, production processes and distribution methods and, therefore, have aggregated similar products and report one segment.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

PRINTRONIX, INC. AND SUBSIDIARIES

Except for historical information, the Form 10-Q contains “forward-looking statements” about Printronix, within the meaning of the Private Securities Reform Act of 1995. Terms such as “objectives,” “believes,” “expects,” “plans,” “intends,” “should,” “estimates,” “anticipates,” “forecasts,” “projections,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer industry and in the economy in general; our ability to achieve growth in the Asia Pacific market; adverse political and economic events in our markets; a worsening of the global economy due to general conditions; a worsening of the global economy resulting from terrorist attacks; our ability to hold or increase market share with respect to line matrix printers; our ability to successfully compete against entrenched competition in the thermal printer market; our ability to attract and retain key personnel; the ability of our customers to achieve their sales projections, upon which we have in part based our sales and marketing plans; our ability to retain our customer base and channel; and our ability to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change. We do not undertake to publicly update or revise any of our forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

RESULTS OF OPERATIONS

Revenues

Compared with the Prior Year Quarter

Consolidated revenues for the current quarter were $32.0 million, a 12.4% decrease from the same period last year. The decline in sales was across all regions due to generally slow economic conditions and the deferral of capital spending programs. The uncertain economic conditions previously seen most notably in the Americas were also noted in EMEA (Europe, Middle East and Africa) and Asia Pacific.

Sales to the Americas for the quarter were $17.7 million, down from $18.5 million a year ago, principally due to lower sales in the distribution channel. EMEA sales decreased 17.3% from the same period last year to $10.7 million as a result of lower line matrix sales in the OEM channel. Asia Pacific sales for the quarter decreased 29.2% from a year ago to $3.6 million, due to lower sales into India and the Asean Countries through distribution channels.

Line matrix sales for the quarter were $24.2 million, a decrease of 16.4% from the same period last year. Line matrix revenues were 75.7% of total revenues for the quarter, compared with 79.4% in the year ago quarter. Thermal sales for the quarter were $3.5 million, up 51.3% from the same period a year ago. Thermal sales were 10.9% of total revenues, compared with 6.3% in the year ago quarter. Laser sales for the quarter totaled $3.9 million, down 17.9% from the prior year quarter. Laser sales were 12.0% of total revenues for the quarter, compared with 12.8% in the year ago quarter. Verification products revenues for the quarter were $0.4 million, down 20.6% from a year ago.

Sales to our largest customer, IBM, represented 26.7% of total sales for the quarter, compared with 28.5% a year ago. Sales to our second largest customer represented 7.9% of total sales for the quarter, compared with 8.1% last year.

For the current quarter, sales by channel were $12.4 million OEM, $18.1 million distribution, and $1.5 million direct, or 38.8% OEM, 56.6% distribution, and 4.6% direct compared with $15.0 million, $20.3 million, and $1.2 million or 41.1%, 55.6%, and 3.3% for the same period last year.

Compared with the Prior Year To Date

Consolidated revenues for the six-month periods ended September 27, 2002 and September 28, 2001 were $69.3 million, and $76.1 million, respectively. Revenues decreased 9.0% in the year to date period with all regions reporting decreases due to the uncertain economic conditions. Increased sales of thermal products were more than offset by decreased sales of other products. Line matrix sales were $52.2 million, and decreased 12.7% from the prior year to date. Thermal sales were $7.8 million and increased 44.6% over the prior year to date. Laser sales were $8.3 million and decreased 13.7% from the prior year to date. Verification product sales were $0.9 million and decreased 25.9% from the prior year to date.

Line matrix sales were 75.3% and 78.6% of revenues for the current and prior year to date periods, respectively. Thermal sales were 11.3% and 7.1% of revenues for the current and prior year to date periods, respectively. Laser sales were 12.0% and 12.7% of revenues for the current and prior year to date periods, respectively. Verification product sales remained essentially unchanged at less than 2.0% of sales for the current and prior year to date periods.

Sales into the Americas were $36.8 million and decreased 11.0% from the prior year to date period with decreases noted in both the distribution and OEM channels. Sales into EMEA were $24.2 million and decreased 4.1% from the prior year to date period primarily due to lower sales in the OEM channel. Sales into Asia Pacific were $8.3 million and decreased 13.1% from the prior year to date period mainly due to lower distribution channel sales into India and the Asean countries.

Sales to our largest customer, IBM, represented 24.9% of total sales for the year to date, compared with 29.7% in the year ago period. Sales to our second largest customer represented 9.0% of total sales for the year to date, compared with 7.7% last year.

For the current year to date period, sales by channel were $28.6 million OEM, $38.1 million distribution, and $2.6 million direct, or 41.2% OEM, 55.0% distribution, and 3.8% direct, compared with $32.7 million, $41.7 million, and $1.7 million or 43.0%, 54.8%, and 2.2% for the same period last year.

Compared with the Prior Quarter of Fiscal Year 2003

Compared with the prior quarter, sales decreased $5.3 million, or 14.2%. The decrease was across all product lines and regions.

Sales decreased 7.1%, 21.7% and 21.4% in the Americas, EMEA and Asia Pacific, respectively. Line matrix sales decreased $3.7 million, or 13.4%. Thermal sales decreased $0.9 million, or 19.7%. Laser sales fell $0.6 million, or 14.3% and verification products sales fell $0.1 million, or 11.0%. In the prior quarter, line matrix sales were $28.0 million, or 75.0% of revenues, thermal sales were $4.3 million, or 11.6% of revenues, laser sales were $4.5 million, or 12.1% of revenues, and verification products were $0.5 million, or 1.3% of revenues. In the prior quarter, sales by channel were $16.1 million OEM, $20.0 million distribution and $1.2 million direct, or 43.3%, 53.6% and 3.1% of revenues, respectively.

Gross Margin

Gross margin for the current quarter was 34.7%, up from 31.6% for the same quarter last year and down from 34.8% for the prior quarter. The current quarter’s gross margin included a $0.4 million benefit arising from a customer contract resolution. The improvement over the prior year quarter is due to manufacturing benefits of moving line matrix and thermal printer manufacturing from the U.S. to Singapore, together with continuing cost reductions, certain price increases and the contract resolution.

Gross margin was 34.8% for the six-month period ended September 27, 2002, up from 31.0% for the six-month period ended September 28, 2001. The improvement over the prior year period was due to the reasons stated above.

Operating Expenses, Other (Income) Expense

Engineering and development expenses for the current quarter increased 5.6% to $4.1 million compared with the same period last year due to higher labor and product development costs. As a percentage of sales, engineering and development expenses were 12.7% for the current quarter and 10.6% for the same quarter last year.

Engineering and development expenses were 11.7% and 10.3% of sales for the six-month period ended September 27, 2002 and September 28, 2001, respectively. The increase in the year to date expenses was due to the reasons stated above.

Sales and marketing expenses for the current quarter increased 5.8% to $5.0 million compared with the same period last year as a result of increased resources being applied to the Major Accounts and Vertical marketing program. As a percentage of sales, sales and marketing expenses were 15.7% for the current quarter and 13.0% for the same quarter last year.

Sales and marketing expenses were 15.3% and 12.5% of sales for the six-month period ended September 27, 2002 and September 28, 2001, respectively. The increase in the year to date expenses was due to the reasons stated above.

General and administrative expenses for the current quarter decreased 4.7% to $2.1 million compared with the same period last year primarily due to lower provision for bad debts. As a percentage of sales, general and administrative expenses were 6.6% for the current quarter and 6.0% for the same quarter last year.

General and administrative expenses were 6.5% and 5.8% of sales for the six-month period ended September 27, 2002 and September 28, 2001, respectively. The increase in the year to date expenses was primarily due to the higher labor costs.

Other income, net, increased $0.3 million for the current quarter compared with the same period last year. The increase in the current quarter was due to higher interest costs and lower exchange gains in the year ago quarter. The increase in the year to date other income over the prior year to date is also due to the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity has historically been cash generated from operations. We ended the quarter with cash and cash equivalents of $26.3 million, an increase of $3.7 million from the beginning of the fiscal year. For the fiscal year to date, approximately $6.3 million was provided by operations, principally due to lower inventories, lower accounts receivable and depreciation charges which exceeded capital expenditures. Inventories were reduced by $1.7 million to $13.4 million. The major uses of funds for the fiscal year to date were capital expenditures totaling $2.1 million, payments on the long-term note of $0.4 million and repurchase of Company stock for $0.7 million.

We ended the current fiscal quarter with long-term debt of $15.2 million and current portion of long-term debt of $0.7 million for the seven-year note.

At the end of the current fiscal quarter, we continued to accrue $0.2 million for an environmental issue associated with the closing down of our Irvine hammerbank factory in fiscal 1994.

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

PART I. FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosure About Market Risk

PRINTRONIX, INC. AND SUBSIDIARIES

MARKET RISK

We implemented a foreign currency-hedging program in April 2000 in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. Under the program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of September 27, 2002, we had $3.0 million outstanding in forward exchange contracts.

We have financial instruments that are subject to interest rate risk, principally debt obligations. Long-term borrowings, consisting of a note secured by our Irvine facility, are at variable rates based on LIBOR, and are reset at our discretion for periods not exceeding one year. During the current quarter, the weighted average interest rate on the note was 3.125%. If interest rates were to increase by 10% (32 basis points on the note), the impact on our pre-tax earnings would not be material.

PART I. FINANCIAL INFORMATION
Item 4. Controls and Procedures

PRINTRONIX, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this quarterly report on Form 10-Q. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. [It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.]

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

PART II. OTHER INFORMATION

PRINTRONIX, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

See “Item 3. Legal Proceedings” reported in Part 1 of our Report on Form 10-K for the fiscal year ended March 29, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on August 20, 2002, at which five persons, constituting the entire board of directors, were elected to serve until the next annual meeting of stockholders. The names of the persons elected as directors are as follows:

	Shares For	Shares Withheld

Robert A. Kleist	4,734,495	635,269
Bruce T. Coleman	4,848,945	520,819
John R. Dougery	4,848,945	520,819
Chris W. Halliwell	4,848,945	520,819
Erwin A. Kelen	4,848,945	520,819

At the annual meeting, the stockholders also voted upon and approved the following matter:

1.	An amendment to the 1994 Stock Incentive Plan to increase by 275,000 the number of shares available for awards.

For	Against	Abstain	Broker Non-Vote

4,139,222	1,188,080	42,462	0

Item 6. Exhibits and Reports on Form 8-K

     Exhibits

No exhibits were filed or required to be filed for the quarterly period covered by this report.

PRINTRONIX, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINTRONIX, INC. (Registrant)

Date:	November 12, 2002	By:	/s/ George L. Harwood

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

By:	/s/ Robert A. Kleist	By:	/s/ George L. Harwood

	Robert A. Kleist		George L. Harwood
	President and Chief Executive		Sr. Vice President, Finance, Chief Financial
	Officer		Officer, and Secretary (Principal Financial
Officer and Duly Authorized Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Kleist, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Printronix;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

/s/  Robert A. Kleist

Robert A. Kleist
President and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, George L. Harwood, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Printronix;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

/s/  George L. Harwood

George L. Harwood
Sr. Vice President, Finance,
Chief Financial Officer, and Secretary
(Principal Financial Officer and Duly Authorized Officer)