Form 10-Q
period 2002-12-27
PRINTRONIX INC
filed 2003-02-10
CIK 311505

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 27, 2002

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


                    YES [X]                         NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock                    Outstanding at January 24, 2003
   ---------------------                    -------------------------------
      $0.01 par value                                  5,834,091

                        PRINTRONIX, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                                        Page
          Item 1.    Financial Statements (Unaudited)

                     Consolidated Balance Sheets at
                     December 27, 2002 and March 29, 2002                             3 - 4

                     Consolidated Statements of Operations for the Three and
                     Nine Months Ended December 27, 2002 and December 28, 2001          5

                     Consolidated Statements of Comprehensive Income for the
                     Three and Nine Months Ended December 27, 2002 and
                     December 28, 2001                                                  6

                     Consolidated Statements of Cash Flows for the Nine
                     Months Ended December 27, 2002 and December 28, 2001               7

                     Condensed Notes to Consolidated Financial Statements               8

          Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                16

          Item 3.    Quantitative and Qualitative Disclosure about Market Risk          23

          Item 4.    Controls and Procedures                                            24

Part II.  OTHER INFORMATION

          Item 1.    Legal Proceedings                                                  25

          Item 6.    Exhibits and Reports on Form 8-K                                   25

          Signatures                                                                    26

          Certifications Pursuant to the Sarbanes - Oxley Act of 2002                   27

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. Financial Statements

                        PRINTRONIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                   December 27, 2002       March 29, 2002
                                                                   -----------------       --------------
 ASSETS:
 Current assets:
       Cash and cash equivalents                                      $  25,272             $  22,618
       Accounts receivable, net of allowance for doubtful
          accounts of $2,803 and $2,524 as of December 27,
          2002 and March 29, 2002, respectively                          18,883                18,232

      Inventories:
         Raw materials, subassemblies and work in process                11,906                12,443
         Finished goods                                                   3,122                 2,620
                                                                      ---------             ---------
             Total inventory                                             15,028                15,063

      Prepaid expenses and other current assets                           1,520                 1,346
      Deferred income tax assets                                          4,263                 4,010
                                                                      ---------             ---------
Total current assets                                                     64,966                61,269
                                                                      ---------             ---------

Property, plant and equipment, at cost:
      Machinery and equipment                                            28,991                29,154
      Furniture and fixtures                                             25,768                27,513
      Buildings and improvements                                         22,835                22,819
      Land                                                                8,100                 8,100
      Leasehold improvements                                                946                   792
                                                                      ---------             ---------
                                                                         86,640                88,378

      Less:  Accumulated depreciation and amortization                  (46,442)              (45,481)
                                                                      ---------             ---------
             Property, plant and equipment, net                          40,198                42,897

Long-term deferred income tax assets, net                                   455                   488

Other assets                                                                176                   305
                                                                      ---------             ---------

Total assets                                                          $ 105,795             $ 104,959
                                                                      =========             =========


   The accompanying notes are an integral part of these consolidated financial statements.

                        PRINTRONIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS continued
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)


                                                            December 27, 2002        March 29, 2002
                                                            -----------------        --------------
 LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
       Current portion of long-term debt                        $     700            $     700
       Accounts payable                                             8,159                7,546
       Accrued liabilities:
          Payroll and employee benefits                             4,576                4,840
          Warranty                                                  1,417                1,304
          Deferred revenue                                            988                1,449
          Other                                                     5,306                4,944
                                                                ---------            ---------
Total current liabilities                                          21,146               20,783
                                                                ---------            ---------

Long-term debt, net of current portion                             15,050               15,575
Other non-current liabilities                                          13                   59

Commitments and contingencies (See Note 8)

Stockholders' equity:
      Common stock, $0.01 par value
         (Authorized 30,000,000 shares, issued and
          outstanding 5,793,696 and 5,849,864 shares as of
          December 27, 2002 and March 29, 2002,
          respectively)                                                58                   58
      Additional paid-in capital                                   28,822               28,815
      Retained earnings                                            40,793               39,669
      Accumulated other comprehensive income (loss)                   (87)                  --
                                                                ---------            ---------
Total stockholders' equity                                         69,586               68,542
                                                                ---------            ---------
Total liabilities and stockholders' equity                      $ 105,795            $ 104,959
                                                                =========            =========


   The accompanying notes are an integral part of these consolidated financial statements.

                        PRINTRONIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)


                                                Three Months Ended                   Nine Months Ended
                                             -----------------------------     -----------------------------
                                             December 27,     December 28,     December 27,     December 28,
                                                2002             2001             2002             2001
                                             -----------      -----------      -----------      -----------

Net sales                                    $    34,132      $    33,970      $   103,441      $   110,096
Cost of sales                                     22,121           22,502           67,309           75,032
                                             -----------      -----------      -----------      -----------
Gross margin                                      12,011           11,468           36,132           35,064

Operating expenses:
     Engineering and development                   3,754            3,905           11,893           11,715
     Sales and marketing                           5,178            4,599           15,777           14,111
     General and administrative                    2,132            2,226            6,617            6,649
                                             -----------      -----------      -----------      -----------
Total operating expenses                          11,064           10,730           34,287           32,475
                                             -----------      -----------      -----------      -----------

 Income from operations                              947              738            1,845            2,589

Interest expense, net                                 38              168              122              680
Other (income) expense, net                         (115)             (10)            (580)             167
                                             -----------      -----------      -----------      -----------

Income before provision for income taxes           1,024              580            2,303            1,742

Provision for income taxes                           205               20              461              253
                                             -----------      -----------      -----------      -----------

Net income                                   $       819      $       560      $     1,842      $     1,489
                                             ===========      ===========      ===========      ===========

Net income per common share:
     Basic                                   $      0.14      $      0.10      $      0.31      $      0.25
     Diluted                                 $      0.14      $      0.09      $      0.31      $      0.25

Weighted average common shares:
     Basic                                     5,814,230        5,853,202        5,851,855        5,848,960
     Diluted                                   5,966,407        5,993,909        6,027,064        5,927,642


   The accompanying notes are an integral part of these consolidated financial statements.

                        PRINTRONIX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)


                                               Three Months Ended            Nine Months Ended
                                           ---------------------------   ----------------------------
                                           December 27,   December 28,   December 27,    December 28,
                                               2002           2001          2002             2001
                                             -------        -------       -------          -------

Net income                                   $   819        $   560       $ 1,842          $ 1,489

Other comprehensive (loss) income, net
of tax                                           (86)            --           (87)              --
                                             -------        -------       -------          -------
Comprehensive income                         $   733        $   560       $ 1,755          $ 1,489
                                             =======        =======       =======          =======


   The accompanying notes are an integral part of these consolidated financial statements.

                        PRINTRONIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                               ---------------------------
                                                                               December 27,   December 28,
                                                                                   2002          2001
                                                                                 --------      --------
Cash flows from operating activities:
       Net income                                                                $  1,842      $  1,489

       Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                           5,666         6,375
            Provision for doubtful accounts receivable                                279           310
            Loss on disposal of property and equipment                                196           500
            Deferred income taxes                                                    (220)           --
            Changes in assets and liabilities:
               Accounts receivable                                                   (930)        1,680
               Inventories                                                             35         4,811
               Other assets                                                          (178)           51
               Accounts payable                                                       613          (939)
               Payroll and employee benefits                                         (264)          274
               Deferred revenue                                                      (483)         (209)
               Tax benefit from exercise of employee stock options                    108            --
               Other liabilities                                                      363           344
                                                                                 --------      --------

Net cash provided by operating activities                                           7,027        14,686
                                                                                 --------      --------

Cash flows from investing activities:
       Purchases of property, plant and equipment                                  (3,156)       (3,130)
       Proceeds from disposition of property, plant and
       equipment                                                                      126            52
                                                                                 --------      --------
Net cash used in investing activities                                              (3,030)       (3,078)
                                                                                 --------      --------
Cash flows from financing activities:
        Payments made on long-term note                                              (525)         (525)
        Payments made on line of credit                                                --        (3,500)
        Repurchase and retirement of common stock                                  (1,358)           --
        Proceeds from the exercise of stock options                                   540            58
                                                                                 --------      --------
Net cash used in financing activities                                              (1,343)       (3,967)
                                                                                 --------      --------

Net increase in cash and cash equivalents                                           2,654         7,641

Cash and cash equivalents at beginning of period                                   22,618         9,832
                                                                                 --------      --------

Cash and cash equivalents at end of period                                       $ 25,272      $ 17,473
                                                                                 ========      ========


Supplementary disclosures of cash flow information:
        Income tax paid                                                          $    602      $    821
        Interest paid                                                            $    418      $  1,040


   The accompanying notes are an integral part of these consolidated financial statements.

                        PRINTRONIX, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 27, 2002
                                   (Unaudited)


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

    In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the financial position and results of operations as of and for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our latest Annual Report on Form 10-K for the fiscal year ended March 29, 2002, as filed with the Securities and Exchange Commission. The consolidated balance sheet as of March 29, 2002, presented herein has been derived from the audited consolidated balance sheet contained in our latest Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

    Unless the context otherwise requires, the terms "we," "our," "us," "Company" and "Printronix" refer to Printronix, Inc. and its consolidated subsidiaries.

    Certain amounts for the previous fiscal year have been reclassified to conform to the fiscal year 2003 presentation.

2)  Other Assets

    Other assets included intangible assets with historical costs of $0.9 million and $1.4 million as of December 27, 2002 and March 29, 2002, respectively. The related net book value was $15 thousand as of December 27, 2002, which will be fully amortized during the fourth fiscal quarter of the year. The net book value was $148 thousand as of March 29, 2002.

    Our internal research and development costs, which include software development costs, are expensed as incurred. Under our current product development methods and procedures, the technological feasibility of the software being developed is not established until substantially all of the product development costs have been incurred. As a result, we have not capitalized any software development costs for software that is embedded in our products, as the remaining costs eligible for capitalization are not material.

3)  Bank Borrowings and Debt Arrangements

    On May 1, 2000, we entered into a $17.5 million, seven-year note secured by our Irvine facility and a $10.0 million three-year unsecured line of credit. During the first quarter of fiscal year 2002, we repaid the line of credit borrowings as scheduled and cancelled the $10.0 million unsecured line of credit. Interest on the seven-year note is at variable rates based on the London Interbank Offered Rate ("LIBOR") plus 1.25%, and is reset at our discretion for periods not exceeding one year. The seven-year note contains customary default provisions, no restrictive covenants and requires monthly principal and interest payments, with a balloon payment of $12.6 million due June 1, 2007. The interest rate on the note was 2.75% at December 27, 2002. During the current quarter, the weighted average interest rate on the note was 3.0%. Total interest expense was $0.1 million for the current quarter compared with $0.3 million for the same quarter last year. Total fiscal year to date interest expense was $0.4 million and $1.0 million for the current and prior year periods, respectively. We ended the current quarter with a balance of $15.8 million on the note, which consisted of $15.1 million long-term debt and $0.7 million for the current portion of long-term debt.

    At December 27, 2002, one of our foreign subsidiaries maintained unsecured lines of credit for $2.1 million with foreign banks, which included a standby letter of credit of $1.8 million. These credit facilities are subject to parent company guarantees, require payment of certain loan fees, and provide for interest at approximately 0.75% to 1.0% above the bank's cost of raising capital. During fiscal year 2002 and for the nine months ended December 27, 2002, there were no cash borrowings against these lines of credit.

    In April 2000, we implemented a foreign currency-hedging program in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. The program allows us to enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. Gains and losses under these contracts were immaterial for all fiscal periods presented.

    On June 26, 2000, we entered into a credit agreement with a major foreign bank to support our hedging activities. This credit agreement has no restrictive covenants and is available to fund any forward currency contracts should we be unable to satisfy our obligations. During fiscal year 2002 and for the nine months ended December 27, 2002, there were no borrowings under this credit agreement.

4)  Net Income per Share

    Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive. Net income per share information for the periods presented, is as follows:

    (Amounts in thousands, except share and per share data)

                                             Three Months Ended              Nine Months Ended
                                             ------------------              -----------------
                                      December 27,     December 28,      December 27,    December 28,
                                          2002             2001             2002             2001
                                       ----------       ----------       ----------       ----------
Net income                             $      819       $      560       $    1,842       $    1,489
Basic weighted average shares
outstanding                             5,814,230        5,853,202        5,851,855        5,848,960
Basic net income per share             $     0.14       $     0.10       $     0.31       $     0.25

Effect of dilutive securities:
Basic weighted average shares
outstanding                             5,814,230        5,853,202        5,851,855        5,848,960
Dilutive effect of stock options          152,177          140,707          175,209           78,682
                                       ----------       ----------       ----------       ----------
Dilutive weighted average shares
outstanding                             5,966,407        5,993,909        6,027,064        5,927,642
Diluted net income per share           $     0.14       $     0.09       $     0.31       $     0.25



    The dilutive weighted average shares outstanding does not include the antidilutive impact of 724,884 and 973,645 shares for the three months ended December 27, 2002 and December 28, 2001, respectively. The antidilutive impact for the nine months ended December 27, 2002 and December 28, 2001 was 575,386 and 1,039,252 shares, respectively. The above shares were antidilutive because the exercise price of the stock options exceeded the average market value of the stock in the periods presented.

5)  Common Stock

    During the third quarter of fiscal year 2003, 56,064 shares of common stock were repurchased at prices ranging from $9.47 to $11.87 per share for a total cost of $0.6 million under our stock buyback program. For the nine months ended December 27, 2002, 128,664 shares have been repurchased under this program at prices ranging from $9.03 to $11.87 per share, for a total cost of $1.4 million. Future purchases of 367,398 shares of common stock may be made at our discretion. Stock options exercised totaled 13,576 and 72,496 for the three months and nine months ended December 27, 2002, respectively.

6)  Stock Incentive Plan

    Under our 1994 Stock Incentive Plan, options may be granted to purchase shares of our common stock. As of December 27, 2002, there were 1,468,824 stock options issued and outstanding, and 606,061 stock options available to grant.

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

    During the current quarter, we utilized $54 thousand of the remaining restructuring accrual for leasehold and rental costs on the unoccupied portion of the Memphis facilities. The remaining accrual of $82 thousand as of December 27, 2002, is for the lease-related expenses on the unoccupied portion of the Memphis facilities and will be fully utilized in the next 10 months. Due to the continuing soft commercial real estate market in the Memphis area, we expect to continue to experience slow progress toward subleasing the unoccupied portion of the facilities. We believe the remaining restructuring accrual is adequate to cover the expected future cash payments. The remaining restructuring accrual is included in Accrued Liabilities Other. The restructuring accrual and utilization are summarized as follows:



    (Amounts in thousands)

                                                Accrual                                  Accrual
                                                 as of                                    as of
                                             December 27,      Amounts     Amounts      March 29,
                                                 2002         Utilized    Reclassed       2002
                                             ------------     --------    ---------     --------

    Write-down and disposal of fixed             $ --          $ --          $ 50          $ 50
    assets

    Other liabilities for lease-related
    expenses                                       82            72            --           154
                                                 ----          ----          ----          ----


    Total restructuring accrual                  $ 82          $ 72          $ 50          $204
                                                 ====          ====          ====          ====


8)  Commitments and Contingencies

    Operating Leases

    Except for Irvine and Singapore, we conduct our foreign operations, Memphis operations and U.S. sales offices using leased facilities. The leases are non-cancelable operating leases, which expire at various dates from fiscal year 2003 through fiscal year 2006. In Irvine, we own the building and the land. In Singapore, we own the building and lease the land. The land lease expires in fiscal year 2026. There were no material changes in our operating lease commitments as of December 27, 2002, from that reported in Note 8 to our Annual Report on Form 10-K.

      Environmental Assessment

      In January 1994 and March 1996, we were notified by the California Regional Water Quality Control Board - Santa Ana Region (the "Board") that ground under one of our former production plants as well as ground adjacent to property previously occupied by the Company were thought to be contaminated with various chlorinated volatile organic compounds ("VOCs"). Evidence adduced from site studies undertaken to date indicates that compounds containing the VOCs were not used by Printronix during its tenancy, but were used by the prior tenant during its long-term occupancy of the site. Presently, the Board continues to investigate the source of the VOCs and there are currently no further orders outstanding against us.

      In August 2002, we responded to an inquiry from the California Department of Toxic Substance Control (the "Department") regarding our operations at the site. Presently, the Department is reviewing the information provided to them and there are no further orders outstanding against us.

      As of December 27, 2002 and March 29, 2002, we have accrued $0.2 million, included in Accrued Liabilities Other, which is a reasonable estimate to cover any additional expenses related to environmental tests that could be requested by the Board. We are convinced we bear no responsibility for any contamination at the sites and intend to vigorously defend any action that might be brought against us with respect thereto. Furthermore, we believe that we have adequately accrued for any future expenditures in connection with environmental matters and that such expenditures will not have a material adverse effect on our financial condition or results of operations.

      Legal Matters

      We are involved in various claims and legal matters in the ordinary course of business. We do not believe that these matters will have a material adverse effect on our financial position or results of operations.

      Accrued Liabilities Other

      Accrued liabilities other includes reserves for potential tax issues.

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

    All goodwill and some intangible assets were fully amortized as of March 29, 2002. SFAS No. 142 requires us to reassess the useful lives of the remaining intangible asset and adjust the remaining amortization periods accordingly. Our review of the remaining intangible asset resulted in no change in the remaining amortization periods. The remaining intangible asset continues to be amortized into income under SFAS 142.

    The following table presents goodwill, intangible assets and accumulated amortization balances at December 27, 2002 and March 29, 2002.

     (Amounts in thousands)

                                                           December 27, 2002                           March 29, 2002
                                                 ------------------------------------       ------------------------------------
                                                  Gross
                                                 Carrying    Accumulated   Net Carrying  Gross Carrying Accumulated    Net Carrying
                                                  Amount     Amortization     Amount         Amount     Amortization      Amount
                                                 -------       -------        -------       -------       -------        -------
   Goodwill                                      $    --       $    --        $    --       $   392       $  (392)       $    --

   Intangible asset - other                           --            --             --            86           (86)            --

   Intangible asset -
   unpatented technology                             889          (874)            15           889          (741)           148
                                                 -------       -------        -------       -------       -------        -------

      Total goodwill and intangible assets       $   889       $  (874)       $    15       $ 1,367       $(1,219)       $   148
                                                 =======       =======        =======       =======       =======        =======

    Amortization expense for the current quarter and the prior year quarter was $45 thousand and $100 thousand, respectively. The fiscal year to date amortization expense was $133 thousand and $261 thousand for the current and prior year periods, respectively. The remaining net intangible asset will be fully amortized during fiscal year 2003.

    The following table presents the transitional disclosures required by SFAS No. 142.

   (Amounts in thousands, except per share data)             Three Months Ended                          Nine Months Ended
                                                      -------------------------------             -------------------------------
                                                    December 27,           December 28,          December 27,         December 28,
                                                        2002                  2001                   2002                 2001
                                                      ---------             ---------             ---------             ---------
   Adjusted net income:
      Reported net income                             $     819             $     560             $   1,842             $   1,489
      Add back: amortization of goodwill                     --                    55                    --                   127
                                                      ---------             ---------             ---------             ---------
      Adjusted net income                             $     819             $     615             $   1,842             $   1,616
                                                      =========             =========             =========             =========

   Basic earnings per share:
      Reported basic earnings per share               $    0.14             $    0.10             $    0.31             $    0.25
      Add back: amortization of goodwill                     --                  0.01                    --                  0.02
                                                      ---------             ---------             ---------             ---------
      Adjusted basic earnings per share               $    0.14             $    0.11             $    0.31             $    0.27
                                                      =========             =========             =========             =========

   Diluted earnings per share:
      Reported diluted earnings per share             $    0.14             $    0.09             $    0.31             $    0.25
      Add back: amortization of goodwill                     --                  0.01                    --                  0.02
                                                      ---------             ---------             ---------             ---------
      Adjusted diluted earnings per share             $    0.14             $    0.10             $    0.31             $    0.27
                                                      =========             =========             =========             =========

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses recognition and measurement of losses related to impairment or disposal of long-lived assets. We adopted this statement in April 2002. The adoption of this pronouncement did not have a material impact on our financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", which had required a liability for an exit cost be recognized at the date of a company's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and requires that a liability for an exit cost be recognized when incurred. This statement also requires that the initial measurement of this liability be at fair value. Should we have a restructuring activity in the future, this statement would primarily impact the timing of the recognition of the expense. We do not believe the adoption of this statement will have a material impact on our financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation provides for additional disclosures to be made by a guarantor in its interim and annual financial statements about obligations that it has issued. This interpretation is effective for financial statements of interim or annual periods ending after December 15, 2002.

      Our financial statements reflect reserves for potential warranty claims based upon our claim experience. Estimated amounts for future warranty obligations are charged to cost of sales in the period in which the products are sold. Deferred revenues for extended warranties are not material.

      The following table presents the required disclosures concerning product warranties for the quarter ended December 27, 2002.

      (Amounts in thousands)

                                                   Three Months Ended
                                                   ------------------
                                                       December 27,
                                                           2002
                                                         -------
      Beginning warranty liability                       $ 1,262
      New warranties                                         314
      Adjustments to pre-existing warranties                  55
      Payments made                                         (214)
                                                         -------
      Ending warranty liability                          $ 1,417
                                                         =======

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion ("APB") No. 28, "Interim Financial Reporting," to require prominent disclosure in both the annual and interim financial statements about the method of accounting and the effect on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This statement is effective for interim periods after December 15, 2002. We will adopt the disclosure provisions of this statement in the fourth quarter of fiscal 2003 and do not believe the adoption will have a material impact on our financial position or results of operations, as we will continue to account for stock-based compensation under APB No. 25, "Accounting for Stock Issued to Employees".

10) Other Comprehensive Income

      Other comprehensive income represents unrealized gains and losses on our Euro foreign currency forward exchange contracts that qualify for hedge accounting. The aggregate amount of such gains or losses that have not yet been recognized in net income is reported in the equity portion of the consolidated balance sheets as other comprehensive income.

      We implemented a foreign currency-hedging program in April 2000 in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. Under the program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of December 27, 2002, we had outstanding forward exchange contracts with a notional amount of $4.9 million. Based on the fair value of these contracts at December 27, 2002, we recorded a loss of $51 thousand, which is included in the accrued liabilities other portion of the consolidated balance sheets.

11) Segment Data

      We manufacture and sell a variety of printers and associated products that have similar economic characteristics as well as similar customers, production processes and distribution methods and, therefore, have aggregated similar products and report one segment.

                          PART I. FINANCIAL INFORMATION
                 ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Unaudited)

                        PRINTRONIX, INC. AND SUBSIDIARIES

Except for historical information, this Form 10-Q contains "forward-looking statements" about Printronix, within the meaning of the Private Securities Reform Act of 1995. Terms such as "objectives," "believes," "expects," "plans," "intends," "should," "estimates," "anticipates," "forecasts," "projections," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer industry and in the economy in general; our ability to achieve growth in the Asia Pacific market; adverse political and economic events in our markets; a worsening of the global economy due to general conditions; a worsening of the global economy resulting from terrorist attacks or war in the Middle East; our ability to hold or increase market share with respect to line matrix printers; our ability to successfully compete against entrenched competition in the thermal printer market; our ability to attract and retain key personnel; the ability of our customers to achieve their sales projections, upon which we have in part based our sales and marketing plans; our ability to retain our customer base and channel; our ability to procure or supply materials and products due to disruption in international trade; our ability to procure or supply materials and products at international entry and exit points; and our ability to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change. We do not undertake to publicly update or revise any of our forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

RESULTS OF OPERATIONS

Revenues

Compared with the Prior Year Quarter

Consolidated revenues for the current quarter were $34.1 million, an increase of $0.2 million from the same period last year. An improving market in Europe, strengthening of the Euro and an improving market in much of Asia Pacific modestly offset continued weakness due to generally slow economic conditions and deferral of capital spending programs in the Americas.

Sales to the Americas for the quarter were $16.9 million, down $2.5 million from a year ago, principally due to lower sales in the OEM channel to the Company's largest customer, IBM, where sales were lower by $1.6 million, or 26.0%.

EMEA sales were $12.4 million, up $0.9 million, or 8.0%, from the same period last year as a result of higher line matrix sales in the distribution channel and a stronger Euro, which contributed $0.4 million of revenue growth.

Asia Pacific sales for the quarter increased 56.0% from a year ago to $4.8 million, due to higher sales into most countries in the region through both OEM and distribution channels. Sales into China were $1.5 million and doubled over the prior year quarter, due to sales of the line matrix product line, particularly into the banking industry.

Line matrix sales for the quarter were $26.1 million, a decrease of 2.7% from the same period last year, primarily due to the softness in the Americas. Line matrix revenues were 76.4% of total revenues for the quarter, compared with 78.9% in the year ago quarter.

Thermal sales for the quarter were $3.7 million, up 34.3% from the same period a year ago due to our ongoing Major Accounts and Solution Selling programs. Thermal sales were 10.7% of total revenues, compared with 8.0% in the year ago quarter.

Laser sales for the quarter totaled $3.8 million, down 6.6% from the prior year quarter. Laser sales were 11.1% of total revenues for the quarter, compared with 12.0% in the year ago quarter.

Verification products revenues for the quarter were $0.6 million, up 57.9% from a year ago.

Sales to our largest customer, IBM, decreased $1.0 million, to $8.1 million, or 23.7% of total sales, for the quarter, compared with $9.1 million, or 26.7%, a year ago, primarily as a result of lower sales in the Americas. Sales to our second largest customer were $2.9 million, or 8.6% of total sales for the quarter, compared with $3.1 million, or 9.3% of total sales last year.

For the current quarter, sales by channel were $12.6 million OEM, $20.2 million distribution, and $1.3 million direct, or 37.0% OEM, 59.2% distribution, and 3.8% direct as a percent of revenue. For the same period last year, sales by channel were $14.7 million OEM, $18.7 million distribution, and $0.6 million direct, or 43.2% OEM, 54.9% distribution, and 1.9% direct as a percent of revenue.

Compared with the Prior Year To Date

Sales for the nine months ended December 27, 2002 and December 28, 2001 were $103.4 million, and $110.1 million, respectively. Revenues decreased 6.0% in the year to date period, primarily driven by lower sales in the OEM channel, as sales to our largest customer have lagged. A stronger Euro contributed $0.9 million to year to date revenues.

Sales into the Americas were $53.7 million and decreased $7.0 million, or 11.6%, from the prior year to date period with decreases noted in both the distribution and OEM channels. Lower sales to our largest customer accounted for 43.0% of the revenue decrease.

Sales into EMEA were $36.6 million, essentially unchanged from the prior year to date period. The strengthening of the Euro contributed $0.9 million to revenue growth. Sales to our largest customer decreased $3.1 million but were almost fully offset by higher sales to our other OEM customers and sales in the distribution channel.

Sales into Asia Pacific were $13.1 million and increased 3.9% from the prior year to date period mainly due to increased line matrix sales into the banking industry in China.

Line matrix sales were $78.3 million, and decreased $8.3 million, or 9.6 %, from the prior year to date. Line matrix sales were 75.7% and 78.7% of revenues for the current and prior year to date periods, respectively.

Thermal sales were $11.5 million and increased $3.3 million, or 41.2%, over the prior year to date due to the success of our ongoing Major Accounts and Solution Selling programs. Thermal sales were 11.1% and 7.4% of revenues for the current and prior year to date periods, respectively.

Laser sales were $12.1 million and decreased $1.6 million, or 11.6%, from the prior year to date. Laser sales were 11.7% and 12.5% of revenues for the current and prior year to date periods, respectively.

Verification product sales were $1.5 million and decreased 6.7% from the prior year to date and remained essentially unchanged at less than 2.0% of sales for the current and prior year to date periods.

Sales to our largest customer, IBM, decreased $6.4 million to $25.4 million, or 24.5% of total sales, for the year to date, compared with $31.7 million, or 28.8% of total sales, in the year ago period. Sales of $9.2 million to our second largest customer represented 8.9% of total sales for the year to date, compared with $9.0 million, or 8.2%, last year.

For the current year to date period, sales by channel were $41.2 million OEM, $58.3 million distribution, and $4.0 million direct, or 39.8% OEM, 56.4% distribution, and 3.8% direct, as a percent of revenue compared with $47.4 million OEM, $60.4 million distribution, and $2.3 million direct, or 43.1% OEM, 54.8% distribution, and 2.1% direct, as a percent of revenue for the same period last year.

Gross Margin

Gross margin for the current quarter was 35.2%, up from 33.8% for the same quarter last year. The strengthening of the Euro contributed $0.3 million of improvement and continuing cost reductions accounted for the remainder of the margin improvement.

Gross margin was 34.9% for the nine months ended December 27, 2002, up from 31.8% for the nine months ended December 28, 2001. The strengthening of the Euro contributed $0.7 million of improvement. A customer contract resolution in the second quarter of this fiscal year contributed an additional $0.4 million. The benefit of moving line matrix and thermal printer production from the US to Singapore, together with certain price increases and continuing cost reductions accounted for the remainder of the margin improvement.

Operating Expenses, Interest Expense, net, Other (Income) Expense, net

Engineering and development expenses for the current quarter decreased 3.9% to $3.8 million compared with the same period last year due to lower labor related to product development costs. As a percentage of sales, engineering and development expenses were 11.0% for the current quarter and 11.5% for the same quarter last year.

Engineering and development expenses were 11.5% and 10.6% of sales for the nine months ended December 27, 2002 and December 28, 2001, respectively. The increase in the year to date expenses was due to higher labor related to product development costs as a result of inflation.

Sales and marketing expenses for the current quarter increased 12.6% to $5.2 million compared with the same period last year. As a percentage of sales, sales and marketing expenses were 15.2% for the current quarter and 13.5% for the same quarter last year.

Sales and marketing expenses were 15.3% and 12.8% of sales for the nine months ended December 27, 2002 and December 28, 2001, respectively. The increase in both the current quarter and in the year to date expenses was due to increased resources being applied to the Major Accounts and Vertical marketing programs. During the current fiscal quarter, the Company continued to bolster its sales and marketing capabilities by the addition of one high level sales position and two high level marketing positions.

General and administrative expenses for the current quarter decreased 4.2% to $2.1 million compared with the same period last year primarily due to lower labor costs. As a percentage of sales, general and administrative expenses were 6.2% for the current quarter and 6.6% for the same quarter last year.

General and administrative expenses were 6.4% and 6.0% of sales for the nine months ended December 27, 2002 and December 28, 2001, respectively. The decrease in the year to date expenses was primarily due to lower provision for bad debts.

Interest expense in the current quarter decreased $0.2 million due to higher interest rates in the year ago quarter. Interest income was $0.1 million for both the current and year ago quarter. More favorable foreign currency transactions over the year ago quarter also contributed $0.1 million of other income. Year to date interest expense decreased $0.5 million to $0.4 million from the prior year to date due to lower interest rates. Year to date interest income was $0.3 million for both the current and prior year. Foreign currency exchange gains in the current fiscal year to date versus foreign currency exchange losses in the prior fiscal year to date contributed $0.7 million to other income.

INCOME TAXES

We have subsidiaries in various countries and are therefore subject to varying income tax rates. We apply an expected effective tax rate for the fiscal year. The effective consolidated income tax rate for the current quarter was 20.0% compared with 3.4% in the year ago quarter. On a year to date basis, the effective tax rate was 20.0% compared with 14.5% for the prior year to date. Differences between the effective tax rate for the current quarter and the current year to date as compared with the prior comparable periods, and the U.S. federal statutory rate of 35%, is principally the result of the geographic composition of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity has historically been cash generated from operations. We ended the quarter with cash and cash equivalents of $25.3 million, an increase of $2.7 million from the beginning of the fiscal year. For the fiscal year to date, approximately $7.0 million was provided by operations. The major uses of funds for the fiscal year to date were capital expenditures totaling $3.2 million, $0.5 million for payments on the long-term note, and $1.4 million for the repurchase of 128,664 shares of Company stock.

A subsidiary of the Company maintains an unsecured line of credit with a foreign bank for $2.1 million. The Company also maintains a credit agreement with a foreign bank to support our hedging activities. During and as of the periods presented, no amounts were borrowed under these agreements. In the prior fiscal year, the Company maintained a line of credit with a United States bank for $10.0 million. During the first quarter of the prior fiscal year, we repaid our line of credit borrowings as scheduled and cancelled the $10.0 million line of credit. The Company also has a $15.8 million seven-year note, secured by our Irvine facilities. The note requires monthly principal and interest payments and a balloon payment of $12.6 million on June 1, 2007. We ended the current fiscal quarter with long-term debt of $15.1 million and current portion of long-term debt of $0.7 million on the note.

At the end of the current fiscal quarter, the balance accrued remains at $0.2 million for an environmental issue associated with the closing down of our Irvine hammerbank factory in fiscal 1994.

Up to 367,398 shares of common stock may be purchased at the discretion of the Company, as authorized under our stock buyback program.

We do not anticipate any significant changes to our capital expenditure needs in the foreseeable future, which we expect to fund from cash from operations.

As of December 27, 2002, there have been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K.

Inventories as of December 27, 2002, increased $1.6 million from $13.4 million at the end of the second fiscal quarter ended September 27, 2002. The Company increased inventory levels in anticipation of the United States West Coast port shutdown and the expected historically seasonally higher sales by our largest customer, which did not occur. This increase in inventory levels is expected to be temporary.

If demand for our products decreased, there could be a risk that cash provided from operations would diminish. We believe we could obtain bank financing secured by collateral.

However, we can offer no assurances that such financing would be available on favorable terms, or at all. We believe that our internally-generated funds will adequately provide for working capital requirements, capital expenditures, engineering and development needs and other financial commitments for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare the consolidated financial statements of Printronix in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on the information available to us at the time. These estimates and assumptions affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including product returns, customer programs and incentives, bad debts, inventory reserves, warranty obligations, intangible assets and other long-lived assets, income taxes, and contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

NEW ACCOUNTING STANDARDS

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", which had required a liability for an exit cost be recognized at the date of a company's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and requires that a liability for an exit cost be recognized when incurred. This statement also requires that the initial measurement of this liability be at fair value. Should we have a restructuring activity in the future, this statement would primarily impact the timing of the recognition of the expense. We do not believe the adoption of this statement will have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation provides for additional disclosures to be made by a guarantor in its interim and annual financial statements about obligations that it has issued. This interpretation is effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted this interpretation in the current quarter. The adoption did not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion ("APB") No. 28, "Interim Financial Reporting," to require prominent disclosure in both the annual and interim financial statements about the method of accounting and the effect on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This statement is effective for interim periods after December 15, 2002. We will adopt the disclosure provisions of this statement in the fourth quarter of fiscal 2003 and do not believe the adoption will have a material impact on our financial position or results of operations, as we will continue to account for stock-based employee compensation under APB No. 25, "Accounting for Stock Issued to Employees".

                          PART I. FINANCIAL INFORMATION
        ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

                        PRINTRONIX, INC. AND SUBSIDIARIES

MARKET RISK

The Company operates on a global basis and may be impacted by foreign currency exchange rate fluctuations. We implemented a foreign currency-hedging program in April 2000 in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. Under the program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of December 27, 2002, we had outstanding forward exchange contracts with a notional amount of $4.9 million. Based on the fair value of these contracts at December 27, 2002, we recorded a loss of $51 thousand, which is included in the accrued liabilities other portion of the consolidated balance sheets.

We have financial instruments that are subject to interest rate risk, principally debt obligations. Long-term borrowings, consisting of a note secured by our Irvine facility, are at variable rates based on LIBOR, and are reset at our discretion for periods not exceeding one year. During the current quarter, the weighted average interest rate on the note was 3.0%. If interest rates were to increase by 10% (30 basis points on the note), the impact on our pre-tax earnings would not be material.

                          PART I. FINANCIAL INFORMATION
                         ITEM 4. Controls and Procedures

                        PRINTRONIX, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this quarterly report on Form 10-Q. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses, in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

                           PART II. OTHER INFORMATION

                        PRINTRONIX, INC. AND SUBSIDIARIES

ITEM 1.     Legal Proceedings

      See "Item 3. Legal Proceedings" reported in Part 1 of our Report on Form 10-K for the fiscal year ended March 29, 2002.

ITEM 6.     Exhibits and Reports on Form 8-K

      Exhibits

            No exhibits were filed or were required to be filed for the quarterly period covered by this report.

                        PRINTRONIX, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2003       PRINTRONIX, INC.
                                (Registrant)

                              By:   /s/ George L. Harwood
                                    ---------------------------------------
                                        George L. Harwood

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

Date: February 10, 2003

By:  /s/ Robert A. Kleist          By: /s/ George L. Harwood
     --------------------              ---------------------
         Robert A. Kleist                  George L. Harwood
         President and Chief               Sr. Vice President, Finance,
         Executive Officer                 Chief Financial Officer, and
                                           Secretary (Principal Financial
                                           Officer and Duly Authorized Officer)

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and


            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:


      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      February 10, 2003

      /s/ Robert A. Kleist
      --------------------
      Robert A. Kleist
      President and Chief Executive Officer

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      February 10, 2003

      /s/ George L. Harwood
      ---------------------
      George L. Harwood
      Sr. Vice President, Finance,
      Chief Financial Officer, and Secretary
      (Principal Financial Officer and Duly Authorized Officer)