Form 10-K
period 2003-03-28
PRINTRONIX INC
filed 2003-06-26
CIK 311505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, Par Value $.01,
Including Common Share Purchase Rights

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).     Yes ☐          No ☑

      On May 23, 2003, there were 5,513,292 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock (based upon the closing price of $11.00 per share as quoted in the Nasdaq Stock Market® on May 23, 2003) held by non-affiliates of the Registrant was $40,450,740.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 20, 2003 are incorporated by reference into Part III and Part IV of this report.

PRINTRONIX, INC.

PART I

Forward-Looking Statements

      Except for historical information, this Annual Report and Form 10-K contains “forward-looking statements” about Printronix, within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “objectives,” “believes,” “expects,” “plans,” “intends,” “should,” “estimates,” “anticipates,” “forecasts,” “projections,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer industry and in the economy in general; the ability of the company to achieve growth in the Asia Pacific market; adverse political and economic events in the company’s markets; a worsening of the global economy due to general conditions; a worsening of the global economy resulting from terrorist attacks or risk of war; a worsening of the global economy resulting from SARS (Severe Acute Respiratory Syndrome); the ability of the company to maintain our production capability in our Singapore plant or obtain product from our Asia Pacific suppliers given the outbreak of SARS; the ability of the company to hold or to increase market share with respect to line matrix printers; the ability of the company to successfully compete against entrenched competition in the thermal printer market; the ability of the company to attract and to retain key personnel; the ability of the company’s customers to achieve their sales projections, upon which the company has in part based its sales and marketing plans; the ability of the company to retain its customer base and channel; the ability of the company to compete against alternate technologies for applications in our markets; and the ability of the company to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change. The company does not undertake to publicly update or revise any of its forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized.

Item 1.     Business

General

      Printronix is the leader in multi-technology “Supply-chain Printing Solutions,” which provide remotely-managed printers that produce documents of all types in ERP network printing systems of businesses around the world. Printronix manufactures three types of applications-compatible printers — line matrix, thermal and fanfold laser, as well as software that manages these printers in an enterprise network. Its integrated network solutions improve the printing of bar codes, labels and forms, verify accuracy and offer unequaled diagnostic technology. Printronix’s advanced solutions work with its industry-recognized line matrix, thermal and laser printers to deliver the most reliable printing available for enterprise networks. The company is based in Irvine, California, and its common stock is traded on NASDAQ under the symbol PTNX. Our website address is www.printronix.com. All of our filings with the Securities and Exchange Commission are available free of charge at our website or alternatively at www.sec.gov, immediately upon filing.

      Printronix develops, designs, manufactures and markets medium- and high-speed printing solutions and the related supplies and services. Products are designed for use in mission-critical applications where unsurpassed reliability and performance are crucial. Products are used in industrial settings such as manufacturing plants and distribution centers, in addition to the back office and the information technology department. Printronix has a global presence with manufacturing and configuration sites located in the United States, Singapore, Holland and Mexico. In addition, we have 19 sales and support locations around the world.

      Printronix printers function on a wide range of computer systems and enterprise software and are compatible with various label-generation and label-management software. All Printronix printers have extensive industrial graphics capabilities that allow them to support most popular industrial graphics languages while producing every type of printed computer output, including labels, bar codes, multi-part forms and reports.

      Printronix is distinguished from competitors in several key areas. We offer three printing technologies: line matrix, thermal and fanfold laser. We also provide post-sales support with supplies, spares, repairs and maintenance capability, and professional services for custom applications. A unique printer management solution, PrintNet® Enterprise (“PrintNet”), offers remote management of networked printers around the world. This unique architecture allows common printing solutions to be applied to all three printing technologies. Printing solutions offer direct connectivity to the enterprise software SAP/ R3, thus eliminating costly middleware. In addition, a unique On-Line Data Validation (ODV™) feature provides a differentiated solution in thermal printing for compliance labeling by monitoring bar code labels as they print to ensure scanability. The printers offer worldwide languages. Printronix also designs, manufactures and markets bar code verifiers. We offer both hand-held and on-line verifiers that incorporate traditional and American National Standards Institute (ANSI) verification. We develop and own most of the technology employed in our products.

      To support the installed base of printers and verifiers, Printronix sells consumables, such as ribbons and toner. We also sell spare parts and provide other customer services such as the Advanced Exchange spare parts logistics program, repairs and maintenance. The consumable supplies, spare parts and customer services provide recurring revenue on the installed base of Printronix printers.

      Printronix markets and sells products worldwide through major computer systems companies (“OEMs”), and a network of system integrators, full-service distributors and value-added resellers. In addition, Printronix has a program to market directly to Major Accounts, which are mostly fulfilled through the distribution-channel. All three technologies are largely intended for use in the same applications and are marketed through the same channels.

      The business is affected by global changes in the level of capital spending to expand or enhance manufacturing plants, distribution centers and investments in information technology spending. We believe that greater emphasis on supply-chain management, warehouse automation and the increasing use of bar coded labels offers opportunities for long-term growth.

      Printronix, Inc. was incorporated in California in 1974 and was reincorporated in Delaware in December 1986. Our headquarters are located in Irvine, California. Unless the context otherwise requires, the terms “we,” “our,” “us,” “company” and “Printronix” refer to Printronix, Inc. and its consolidated subsidiaries.

      Certain geographical information for Item 1 is found in Note 8 of the Notes to Consolidated Financial Statements on page 47 of this Annual Report on Form 10-K.

Market Overview

      Various industry analysts track market share data and such data for fiscal year 2003 is not yet available. In fiscal year 2002, Printronix had a 62 percent market share in the worldwide line matrix market, excluding Japan. We introduced a thermal printer line in late fiscal year 2000 and have increased market share to six percent of the performance segment of the 2002 worldwide thermal market. Industry analysts do not track the size of the fanfold laser market. However, we believe Printronix has a dominant market share in the high-end fanfold laser label-printing segment.

Geographical Regions

      We classify revenue into three geographical regions; The Americas, Asia-Pacific, and Europe, the Middle East and Africa (“EMEA”). Printronix products are sold in over seventy-nine countries. We believe that a large percentage of our future revenue will continue to come from outside of the Americas. Printronix products are priced in United States dollars and in Euros. A summary of the effects of the change in the Euro’s value can be found in Note 1 of the Notes to Consolidated Financial Statements on page 35 of this Annual Report on Form 10-K. A summary of revenue and assets by region can be found in Note 8 on page 47 of this Annual Report on Form 10-K.

Growth Strategy

      Printronix intends to continue investing in printing solutions and to leverage those solutions across its line matrix, thermal and laser products. We also intend to continue to invest in high-speed line matrix printer development and believe these high-speed models offer an opportunity to replace aging high-speed band printers and to compete against mid-range laser printers. Printronix’s focus is to develop better ribbon technology and manufacturing processes to enhance line matrix print quality and resolution. We intend to grow thermal market share by expanding the range of applications and solutions in which Printronix’s unique features add value and by expanding the migration of industrial printing applications to new enterprise software platforms and networks.

      Printronix intends to grow revenue from our installed base of printers by expanding channels for supplies, and by increasing services, such as maintenance, repairs, spare parts logistics programs and by increasing professional services, such as training and custom applications. We expect that these actions will increase our share of this market. We also are expanding market share of remanufactured Printronix printers, a market segment Printronix entered in fiscal year 2002.

      Printronix has entered into strategic alliances with providers of warehouse management-systems software, that serve the retail logistics and automotive industries. We believe these alliances will expand our channels to market and increase the value of our industry solutions. We expect to enter into additional alliances.

      We expect to create demand for Printronix’s products through Major Accounts marketing and vertical marketing programs. Major Accounts are large companies who can utilize all three printing technologies, are often multi-national and are often leaders in their industry. We are working with retail and automotive industry leaders to provide printing solutions using all three of our printing technologies. We believe we can achieve efficiencies for our end-user customers through our global channel partners due to the common architecture, worldwide support and post-sales supplies and services. We continue to invest in Asia Pacific, as we believe it will be an area of growth.

Technology

      Printronix’s core technologies include line matrix and thermal print engines, subsystem controllers and software, bar code verification and network-printer management. Line matrix, thermal and laser printers developed from these technologies are unified by a common control architecture called Printronix System Architecture (PSA™), the latest version of which is PSA™3 (PSA3). This architecture permits all three printing technologies to be application-compatible by supporting common industrial graphics languages, host communication protocols, and global network management.

      Printronix also offers advanced network-printer management solutions with PrintNet Enterprise, which is a combination of hardware and software components. PrintNet Enterprise is a Web-enabled remote printer-management tool, combining printer diagnostics, troubleshooting, an alerting system and visibility that allows remote management control of Printronix printers anywhere in the world from a networked desktop. PrintNet Enterprise includes an interface card to provide connection to an Ethernet network and a Java-based software application providing advanced configuration-management tools, event notification, remote status and diagnostic capabilities.

      In addition, Printronix offers the unique ODV capability that ensures all bar codes produced on the T5000 thermal printer line are readable by bar code scanners, thus eliminating disruption and costly rework in the supply-chain. ODV analyzes each bar code immediately after the label is printed and validates that the bar code is within specifications. ODV also provides a quality control record of each bar code printed. ODV Data Manager, introduced in fiscal year 2003, provides enhanced data capturing and reporting capabilities and the ability to evaluate data within each bar code.

      All Printronix printers support Printronix IGP®/ PGL® and IGP/ VGL bar code label printing languages. During fiscal year 2003, we further advanced our industry leadership in printing solutions through new product development. One of our new products is the P5224D, planned for release in the second quarter of fiscal year 2004, which at 2400 lines per minute is the world’s fastest line matrix printer. In addition, Printronix released a wireless feature option on the thermal and line matrix printer lines in fiscal year 2003.

      Printronix has designed and developed software and hardware that leads the industry in connectivity to allow the printers to operate in a wide variety of computer systems, software and networks. In addition, emulation software has been developed which allows our printers to be placed in environments with printers manufactured by others and enables our printers to function using the host data streams without the need for modifying the applications. Printronix printers can print in many languages used throughout the world.

Printers

      Computer printers are output devices that use electromechanical techniques to convert digitized information sent from a host computer to a printed form. Printing occurs by either impact or non-impact technologies. The printer output can be on a variety of media, including paper, card stock, plastic and cloth. Whether people and/or machines read the output depends upon whether the printed output is a bar code or text, and bar coded labels contain both formats. Printronix’s line matrix printers are impact printers and they can process single-part or multi-part forms. Printronix’s non-impact printers print only single-part forms by means of thermal and laser techniques.

Line Matrix Printers

      Printing is accomplished as a hammer bank shuttles a small distance back and forth, enabling the hammers to place dots anywhere along a row across the paper or other media. As the paper or other media advances, the hammer bank returns to position to print the successive rows of dots. Dots overlap horizontally and vertically to produce graphics as well as alphanumeric characters.

      The dot placement of our line matrix printers is very precise, permitting accurate character alignment. The combination of precise dot placement anywhere on the page and the use of overlapping dots rather than fully formed characters enables Printronix’s printers, under computer control, to produce graphic output. Another key feature of the line matrix technology is that hammer energy is optimized to print only dots, resulting in improved print quality on multi-part forms. These printers are available in pedestal or cabinet models with worldwide languages, a wide range of computer capabilities and a power paper stacker for cabinet model units.

      Uses for line matrix printers include reports, multi-part forms, bar codes, labels and program listings. The P5000 series line matrix printers operate at 500, 1000, 1500, 2000 and 2400 lines per minute (“LPM”). The value provided by line matrix printing is the high level of reliability, the ability to function in harsh environments, the lowest cost per printed page and the ability to process multi-part forms. The P5000 series models were introduced in fiscal year 1996, and replaced our previous generation of models. In fiscal year 2003, expenditures were made to develop the P5224D, which is planned for release in the second quarter of fiscal year 2004. The P5224D prints at 2400 LPM using a double row of hammer banks and is the world’s fastest line matrix printer, surpassing the P5220, introduced in fiscal year 2002, which operates at 2000 LPM. In addition, expenditures were made in fiscal year 2003 to develop the P5220S featuring an enhancement that uses a single hammer bank. The P5220S is planned for release in the first quarter of fiscal year 2004. Our P5000 series of line matrix printers offers the PrintNet Enterprise option, which includes high-speed Ethernet connectivity and full remote printer management capabilities.

Thermal Printers

      Thermal printers have become the primary instruments in the creation of on-demand bar codes and label printing, increasingly important in supply-chain logistics.

      Thermal printers create images on paper or other media by heating thermal-sensitive media. The image is created either by heating an ink-based ribbon which transfers ink to the media (transfer) or by heating media in which the thermally sensitive ink is already impregnated (direct). This technology results in a readable bar code image. The value provided by thermal printing is the flexibility of high-quality on-demand label printing from wired or wireless network stations along the manufacturing production line or throughout the distribution center.

      Printronix thermal printers range in print width from 4.1 to 8.5 inches and in speed from 6 to 10 inches per second. They print from 200 to 300 dots per inch (“DPI”). The latest version is the T5000e, which was introduced in fiscal year 2003. The printers support both direct and thermal transfer methods and were designed to fulfill the demands of the high-volume, mission-critical industrial users.

      The T5000e wireless-enabled thermal printer models were designed, engineered and manufactured by Printronix, and they incorporate PSA3 and PrintNet Enterprise. The T5000e also offers the unique ODV capability that ensures all the bar codes it produces meet industry specifications and will scan accurately. With PrintNet Enterprise, ODV and PSA3, the T5000e sets a new standard of durability, versatility, flexibility, and manageability to meet today’s enterprise users’ needs. These printers address a wide range of label printing applications in the manufacturing, warehousing/distribution, transportation, retail logistics and health care sectors.

Laser Printers

      Fanfold laser printers create images by fixing toner on paper electrographically, like a copier machine. The controllers, which we designed, are integrated with print engines purchased from outside suppliers. All models are available with optional power stackers.

      The LaserLine® printers combine print quality and speed with the distinct advantages of fanfold forms. A straight-through paper path combined with optional power stacking allows for long, unattended print runs. The L1524 laser printer operates at up to 24 pages per minute (“PPM”) and 300 DPI. The L1524 uses the more conventional heat/pressure fusing process, supports form widths up to 10 inches and offers a 50,000 pages per month duty cycle. The L1524 is primarily used for medium-volume billing and labeling applications.

      The LaserLine L5520 and L5535 fanfold laser printers, with their unique label-printing capabilities, operate at up to 35 PPM, 240 to 400 DPI, and have a unique flash fusing process, which produces output of exceptional durability and quality. Unlike other laser printers, the L5520 and L5535 can print on a wide variety of media including synthetics and plastic cards. The wide carriage, which can print widths up to 14.6 inches, high-duty cycle and durability of the output make these printers particularly well suited for high-volume utility-type billing and labeling applications.

      Fanfold laser printing provides value with its high-resolution, high-speed batch printing and jam-free operation.

Bar Code Verification Products

      A bar code verifier reads and decodes a bar code in the same manner as a normal scanner, but it also analyzes the adherence of the bar code to published industry specifications. Hand-held portable models and on-line models are available that meet practically any industry requirement. On-line verifiers are fixed to either printers or conveyance systems. When attached to a printer, the verifier analyzes the bar codes being produced by the printer. When attached to a conveyance system, the verifier analyzes the bar codes as they traverse in front of it. On-line models have an additional feature that communicates with the printers or conveyance systems and allows them to be controlled. These control features can stop the printers or conveyance systems, sound alarms or alert operators that manual intervention is required, if the bar codes are not meeting industry specifications.

Supplies, Consumables and Services

      Printronix sells associated printer supplies and consumables such as ribbons and toner. Line matrix ribbons are designed and manufactured by us; other supplies and consumables are purchased from outside suppliers. We offer maintenance services and the Advanced Exchange program, which provides logistical support for spares and repairs, and minimizes the amount of inventory needed by our resellers and channel partners to service the printers. The printers are sold with warranties, but customers can purchase maintenance service agreements from us or from our channel that cover the post-warranty period. Printronix also repairs and sells spare parts to our channel, which are used to support their maintenance service programs. Supplies, consumables and services, such as maintenance, are an area of expected growth.

Worldwide Market for Printronix Products

      Printronix markets products to manufacturers, distribution centers and retailers for use in mission-critical applications producing bar codes, labels, tags, transaction documents and information reports, in which reliability and scannable bar codes are valued. In addition, we market our products to information systems departments for use in producing multi-part forms and reports. The market for bar code verifiers consists mainly of companies that use bar codes as a critical source for data, that print bar codes, or that supply bar codes to other companies either as labels or on products and/or have internal quality procedures relating to bar codes, such as ISO 9000 requirements.

Warranties

      We offer warranties of various lengths to our customers, depending upon the specific product and terms of the customer purchase agreement. Printronix offers either a 90-day on-site or a 12-month return-to-factory standard parts-and-labor warranty on printer and verifier products to most customers. Defective printers and verifiers can be returned to us for repairs or replacement in the applicable warranty period at no cost to the customer. Supplies are warranted for the shelf life of the products, which can be up to two years.

Channel

      Printronix’s printers and other products are sold worldwide through OEMs, and a network of full-service distributors, systems integrators and value-added resellers. In addition, Printronix has a program to market directly to Major Accounts, most of which are fulfilled through the distribution-channel. OEM sales, distribution-channel sales and direct sales were 38.9%, 56.4% and 4.7% of net sales for fiscal year 2003, respectively. Channel sales were 43.0% OEM, 54.5% distribution and 2.5% direct for fiscal year 2002 and 44.0% OEM, 53.4% distribution and 2.6% direct for fiscal year 2001.

      Information on sales to our largest customers can be found in Note 8 of the Notes to Consolidated Financial Statements on page 48 of this Annual Report on Form 10-K.

Competition

      Printronix’s products compete in the overall market for medium- and high-speed computer printers. The overall market includes line matrix, thermal transfer, laser, inkjet, serial, and band printers. We compete directly with several companies of varying sizes, including some of the largest businesses in the United States and Japan.

      Competitive factors in the printer markets include reliability, durability, price, total cost of ownership, print quality, versatility of special performance features, information systems connectivity, channel-to-market, post-sales support, including professional services and financial resources to invest in new product designs and features. We believe our printers are highly competitive with regard to features, reliability, durability, price/ performance and cost of ownership. Our professional services includes a wide range of services to assure that our printing solutions deliver their full potential in our customer’s enterprise system. We invest more heavily in research and development than the industry average. We can offer no assurance that products with superior technology or superior price/performance will not be introduced by competitors. If introduced, those products could have a materially adverse impact on our results of operations and financial position. Knowledge of a pending new product in the marketplace by us or by our competitors may have an adverse impact on revenue as customers may delay purchasing decisions until the new product is available.

      Industry analysts have estimated the size of the 2002 worldwide line matrix market to be $242 million based on end-user pricing, excluding Japan. Printronix continues to hold the dominant position in this market, growing our market share one percent to 62 percent in fiscal year 2002, in spite of a declining market. Industry analysts reported a seven percent drop in this market for fiscal year 2002, which marks the third consecutive year of decline. A closer review of the industry data has resulted in a clarification of the line matrix market for fiscal year 2001, estimated at $261 million. For fiscal years 2001 and 2000, the decrease was 24 percent and nine percent, respectively. The decline in the market over the past three years is partly due to a return to levels experienced prior to the ramp up noted in fiscal year 1999 and 2000 due to the heavy information technology investment related to Y2K issues and partly due to other competing technologies, in particular laser and thermal. Our strategy, given the declining market, is to continue to invest in higher-speed line matrix printers that will allow us to replace aging band printers, and compete against mid-range laser printers. Primary competitors in the line matrix market are Genicom, Inc. and Tally, whom together account for 24 percent of the market, up from 22 percent in the prior fiscal year.

      Industry analysts have estimated the fiscal year 2002 worldwide market for high-end thermal printers to be $181 million based on end-user pricing, up three percent over the prior year. On average, these printers have a list price of $2,500 or more. The high-end market is defined as printers used in mission-critical applications with high-performance features. A further study of the high-end market has resulted in a clarification of that market as some products previously classified as high-end based upon list price did not contain high-performance features. The generally modest growth in the market was partly due to the general slowness in the economy and partly due to a shift in customer demand to the mid-range products due to price/performance aspects. Printronix grew our fiscal year 2002 market share to six percent, up from four percent in the prior fiscal year, after introducing our own thermal printer in late fiscal year 2000. Our strategy for the thermal market is to continue to grow market share by focusing sales and marketing efforts on Major Accounts and on alliance partners and to add value through our unique solutions of ODV and PrintNet. Our primary competitors in the thermal market are Zebra Technologies Corporation, Sato, Tokyo Electric Company (TEC) and Intermec, a subsidiary of Unova, and together they account for 79 percent of the market, down from 82 percent in the prior fiscal year. All brand names used throughout this Annual Report on Form 10-K are trademarks or registered trademarks of their respective companies.

      Industry data on the fanfold laser market is not available. We believe we have a significant share of the segment devoted to fanfold laser label printing.

      Verification products offer a unique feature mix of fixed-position scanning, verification communication and controls. There is little direct competition at this time for on-line verifier products. For portable verifiers, there are two major competitors in the United States. Both major competitors purchase on-line verification products from us.

      Printronix invests a larger share of its revenue than do our competitors in research and development, about 11 percent versus six percent, respectively, and expects to continue to do so. The incremental expenditure incurred by Printronix is primarily due to the added solutions development over and above the development of printers. We believe that our global presence, three technologies, advanced network-printer management capabilities and unique ODV capability provide a competitive advantage.

Order Backlog

      Printronix’s customers place the majority of their orders on a just-in-time basis. We ship directly to most of our end-user customers, except for the OEM channel in EMEA. As a result, we believe order backlog is not a meaningful indicator of future sales.

Raw Materials

      We purchase custom mechanical and both custom and standard electronic components from numerous outside suppliers. Most of those components used in our impact and thermal printers are available from alternate sources should an issue arise with the existing source. Tooling is typically transferable to a new source with minimal ramp-up time to full production capabilities. We also purchase certain components from sole sources and have no reason to believe that supply from these sources would be placed in jeopardy. If we were to lose any sole source for a component, there could be a delay in shipment of printers requiring those components until an alternate source could be ramped to fulfill production requirements. Safety stock is typically maintained for such long-lead time items. Our laser printer products are designed to use specific proprietary print engines and printer assemblies manufactured by outside suppliers. We have entered into written purchase agreements for these printer components and have no reason to believe that we will be unable to obtain the materials required.

Engineering and Development

      Printronix operates in an industry that is subject to technological change, and our ability to compete successfully depends upon, among other things, our ability to anticipate market needs and to respond quickly with new solutions. Accordingly, we are committed to a product-development process that is coupled to market requirements and facilitates high-quality, rapid, product development and introduction.

      Engineering and development expenditures were $15.8 million in fiscal year 2003, $15.7 million in fiscal year 2002 and $16.7 million in fiscal year 2001. Engineering personnel are located in all three key regions: the Americas, Europe, and Asia Pacific. Expenditures were made in fiscal year 2003 to develop the wireless printers, the T5000e, the P5240D, and the P5220S, an enhanced version of the P5220. Research and development expenditures were made in fiscal years 2002 and 2001 to enhance our suite of enterprise system printing solutions. These enhancements included: Introduction of PrintNet Enterprise, a significant innovation in enterprise network-printer management; the P5220; new network printing protocols; feature and language enhancements to the T5000 thermal printers; and ODV enhancements.

Patents and Licenses

      Printronix has been issued 46 United States and related foreign patents (primarily in Canada, the United Kingdom, France and Germany) associated with various aspects of our printers. We believe that our patents, in various technologies (line matrix, thermal, system architecture, printer control), have competitive value and we intend to continue our practice of enforcing our patent rights against potential infringements where we deem appropriate. Although there can be no assurance that we will be successful in defending our rights to any of our patents, we believe our patents are valid.

      Printronix has no material licenses from others pertaining to the manufacture of products, including those under development, and believe none are currently required. Certain software is obtained under licensing agreements. We believe, based on industry practice, any such licenses as might be required in the future could be obtained on terms that would not have a material effect on us.

Employees

      Printronix had 852 employees as of March 28, 2003, including 469 in the United States, 305 in Asia Pacific and 78 in Europe.

      None of our employees in the United States or Asia Pacific is subject to a collective-bargaining agreement. Our wholly-owned subsidiary, Printronix Nederland BV, is a member of the Employers Union FME-CWN, and some of our employees have elected to become members of an employee union. This employee union is not government-sponsored and is supported by contributions from its members. We believe our relationship with our employees is good.

Foreign Operations

      We have manufacturing facilities in Singapore, wherein line matrix and thermal printer products and some key components are produced. The Singapore facilities also provide product support and customer service for the Asia Pacific region. We have a facility in the Netherlands that provides product support, customer service, line matrix, thermal and laser printer configuration and distribution. In April 2002, we began manufacturing line matrix ribbons in Mexico for shipment to the Americas. In November 2002, we expanded the manufacture of line matrix ribbons in Mexico to include those for export to EMEA and Asia Pacific. We have sales offices within Germany, France, the United Kingdom, Austria, India, Korea, China and Singapore.

      International sales information is found in Note 8 of the Notes to Consolidated Financial Statements on page 47 of this Annual Report on Form 10-K.

      We are not aware of any significant risks with respect to our foreign business other than those inherent in the competitive nature of the business, fluctuations in foreign currency exchange rates and other world events.

Selected financial information regarding foreign and export sales by geographical area is set forth in Note 8 of the Notes to Consolidated Financial Statements on page 47 of this Annual Report on Form 10-K.

Item 2.	Properties

      Printronix owns a facility measuring approximately 186,000 square feet in Irvine, California, which houses our U.S. operations, sales support, engineering and development and also is the Company headquarters. The leased facility in Memphis, Tennessee, is approximately 44,000 square feet, and provides logistics support for spares and supplies for the Americas market, and is able to deliver orders throughout the United States the next morning.

      Foreign operations are located in Singapore, the Netherlands and Mexico. Singapore operations are in a facility we own, which was constructed in fiscal year 1997 and totals approximately 74,000 square feet. The Netherlands operations are in leased facilities of approximately 33,000 square feet. The Mexico operations are in leased facilities of approximately 17,410 square feet. We also lease several small offices, generally on short-term leases, throughout the United States, Asia Pacific and Europe for sales, support or service.

      See Note 9 of the Notes to Consolidated Financial Statements on page 48 of this Annual Report on Form 10-K for a summary of the expiration dates and lease or rental commitments.

Item 3.	Legal Proceedings

Environmental Assessment and Legal Matters

      Information on environmental assessment and legal matters is found in Note 9 of the Notes to Consolidated Financial Statements on page 48 of this Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

      Printronix did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

	2003		2002

	High	Low	High	Low

1st Quarter	$12.50	$11.85	$7.25	$4.70
2nd Quarter	12.69	8.91	7.00	4.96
3rd Quarter	12.34	8.75	9.70	6.00
4th Quarter	12.95	9.01	13.25	8.80

Item 6.	Selected Financial Data

      The following income statement and balance sheet data have been derived from our consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended March

	2003	2002	2001	2000	1999

	($ in thousands, except per share data)
Results of Operations:
Net sales	$138,229	$146,683	$158,091	$190,240	$179,702
Net income (loss)	$3,037	$2,305	$(1,335)	$10,472	$12,364
Basic net income (loss) per share	$0.52	$0.39	$(0.22)	$1.64	$1.76
Diluted net income (loss) per share	$0.51	$0.39	$(0.22)	$1.56	$1.71
Selected Balance Sheet Data:
Cash	$29,617	$22,618	$9,832	$14,980	$11,911
Working capital	$46,670	$40,486	$35,287	$19,366	$32,899
Total assets	$106,087	$104,959	$105,969	$111,560	$88,866
Long-term debt, net of current portion	$14,875	$15,575	$16,275	$—	$—
Stockholders’ equity per share	$12.67	$11.72	$11.22	$11.34	$10.09

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

      The matters discussed in this Management’s Discussion and Analysis of Results of Operations and Financial Condition on Form 10-K should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements provided under Part II, Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

      We prepare the consolidated financial statements of Printronix in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us at the time. These estimates and assumptions affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingent assets and liabilities for the fiscal year periods presented. We continuously evaluate our estimates, including those related to product returns, customer programs and incentives, doubtful accounts, inventories, warranty obligations, intangible assets and other long-lived assets, income taxes, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the most critical accounting policies used to prepare the accompanying consolidated financial statements are the following:

Revenue Recognition

      We recognize revenue from product sales when it is realized or realizable and earned, which is generally at the time of shipment and passage of title. We consider revenue to be realized or realizable and earned when we have persuasive evidence of a sales arrangement in the form of a contract or a purchase order, the product has been shipped, the sales price is fixed or determinable and collectibility is reasonably assured. Our sales are based upon written contractual agreements with our resellers that include established pricing and terms. Customers may return products that are incompatible with the intended application.

      We continuously monitor such product returns and, at the time of sale, record a provision for the estimated amount of such future returns, based upon historical experience, notification we receive of significant pending returns and any other known factors. Although such returns have historically been within our expectations and the provisions we have established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting returns could have a materially adverse impact upon our operating results for the period or periods in which such information is known.

      We record estimated revenue reductions at the time of sale for customer programs and incentive offerings, including special pricing, rebates, or other programs. Future market conditions may cause us to increase the amount of incentive programs or other programs and could result in additional revenue reductions at that time.

      We offer professional services, such as training and customized applications to customers. These services are generally short-term in duration and are billed separately upon completion and acceptance of the service. Although the revenue received from professional services is not currently material, professional services are considered an area of potential growth.

      We record revenue for shipping costs charged to customers. The related shipping costs incurred are recorded in cost of sales.

      We offer printer-maintenance services through service agreements that customers may purchase separately from the printer. These agreements are mostly for a one-year period. We provide the point-of-customer-contact and initial diagnostic services, and supply the parts used for printer repairs. We have contracted with third parties to perform the on-site repair services. During fiscal years 2003, 2002 and during the second quarter of fiscal year 2001, revenue from maintenance contracts was deferred and recognized on a straight-line basis over the period of each individual contract, which approximates the manner in which costs are incurred.

      During the second quarter of fiscal year 2001, we acquired a portfolio of domestic third-party maintenance contracts and assumed the responsibility for servicing those contracts. Upon the purchase of those contracts, we provided the point-of-customer-contact and initial diagnostic services, and supplied the parts used for printer repairs. We contracted with third parties to perform the on-site repair services. Revenue from the purchased maintenance contracts was deferred and recognized on a straight-line basis over the period of the contracts. Prior to the purchase of this portfolio of maintenance contracts, we generated revenue on maintenance contracts through the sale of the service obligation to a third-party provider. The third-party provider was responsible for providing all repair parts and for the performance of all on-site maintenance services for the contract period. The revenue on such contracts was recognized fully in the period the contract was sold to the third-party provider because we assumed no further material obligation after the date of sale.

Allowance for Doubtful Accounts

      We perform credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness. We continuously monitor collections and payments from our customers and maintain an allowance for estimated doubtful accounts based upon our historical experience, the general economic conditions and any specific customer-collection issues we have identified. Although such bad debt losses historically have been within our expectations and the allowance we have established, we cannot guarantee that we will continue to experience the same bad debt loss rates that we have in the past. Because our accounts receivable include substantial receivables from a few large resellers, a significant change in the liquidity or financial position of any one of these resellers could result in additional allowances that could have a materially adverse effect upon our future operating results and financial condition.

Inventories

      We record a provision to value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory, or the current estimated market value of the inventory, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We also perform regular reviews of our inventory and record a provision for estimated excess and obsolete items based upon forecasted demand, and any other known factors at the time. Estimated future demand could prove to be inaccurate, in which case the company may experience product shortages, or may only be able to obtain the necessary components at a higher cost. Conversely, an inaccurate estimate of future demand may also result in additional charges for excess and obsolete inventories. Unanticipated changes in demand or changes in technology could have a significant impact upon our results of operations and our financial condition.

Research and Development Costs

      Our internal research-and-development costs, which include software-development costs, are expensed as incurred. Under our current development methods and procedures, the technological feasibility of the software being developed is not established until substantially all of the product development costs have been incurred. As a result, we have not capitalized any software-development costs for software that is embedded in our products, because the costs incurred after attaining technological feasibility are not material.

Warranties

      We offer warranties of various lengths to our customers, depending upon the specific product and terms of the customer purchase agreement. Printronix offers either a 90-day on-site or a 12-month return-to-factory standard parts-and-labor warranty on printer and verifier products to most customers. Defective printers and verifiers can be returned to us for repairs or replacement in the applicable warranty period at no cost to the customer. Supplies are warranted for the shelf life of the products, which can be up to two years. We record an estimate for warranty related costs based on our actual historical return rates and repair costs at the time of sale.

      We engage in product-quality programs and processes, including evaluating our suppliers. Although our warranty costs historically have been within our expectations and the provisions we have established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product return rates, or a significant increase in the cost to repair our products, could have a materially adverse impact upon our operating results and financial condition.

Long-Lived Assets

      We assess the carrying value of long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an underlying asset may not be recoverable. In the event the carrying value of assets is determined to be unrecoverable, we would record an adjustment to the carrying value of the assets affected based upon a discounted-cash-flow method. Any major unanticipated change in circumstances could have a significant impact upon the recoverability of long-lived assets and upon our operating results and financial condition. All goodwill and most intangible assets were fully amortized as of March 29, 2002, and the remaining intangible asset related to unpatented technology was fully amortized as of March 28, 2003.

Income Taxes

      We estimate our income tax liability based upon current tax laws in the tax jurisdictions in which we operate. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and those recognized for tax purposes.

      We periodically review our deferred tax assets for realization based upon historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. We also record a valuation allowance to reduce our deferred tax assets when management believes that deferred tax assets more likely than not will not be realized. If the provision for income tax is inadequate, or if we are unable to realize deferred tax assets, or if the tax laws change unfavorably, we could experience income tax charges in excess of the reserves established. Likewise, if the provisions for current and deferred taxes are in excess of those eventually needed, or if we are able to realize additional deferred tax assets, or if tax laws change favorably, we could experience reduced income tax charges.

      We have operations in multiple international taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues. While we believe we have made adequate provision for any such issues, an unfavorable resolution of such issues could have an adverse effect upon our results of operations and financial condition.

Results of Operations

Overview of Fiscal Year 2003 Compared With 2002

      Fiscal year 2003 reported improved profitability on lower revenue. We attribute the revenue decrease partially to the continuing softness in the worldwide economy and the related reduced capital spending and partially to the impact of competing technologies on line matrix printer sales. Printronix printers are used in manufacturing, supply-chain logistics and business-critical applications and have a long life, which allows users to delay programs to upgrade these printers in times of economic uncertainty. Gross margins improved as a result of a stronger Euro and continuing cost-reduction programs. Cost-control programs maintained relatively flat engineering and general and administrative spending, while continued emphasis on sales and marketing programs, including the Major Accounts and vertical marketing programs, resulted in higher spending in that area. Overall profitability also improved as a result of higher foreign currency exchange gains as the Euro strengthened and also as a result of lower interest expense due to lower interest rates. Cash balances increased by $7.0 million and inventory decreased by $2.4 million as a result of asset-management programs.

      Our focus during the fiscal year was on the programs initiated in fiscal year 2002 to expand our range of printing solutions in the retail-logistics and automotive-vertical markets. Also, we continued our emphasis on growth opportunities in the Asia Pacific region by expanding into Korea and by specifically targeting the banking industry in China, where sales were up 86.2% over the prior year. We also continued to grow our thermal printer sales, which were up 40.0% over the prior year, and to expand our Major Accounts marketing.

      We continue to take action to improve our profitability but have noted that revenues for the first quarter of fiscal year 2004 are trailing behind the prior quarter revenue of $34.8 million by approximately five to 10 percent. Despite the cost reduction programs, if revenue for the quarter is at the low end of the range of estimates, the company could record a net loss for the first quarter of fiscal year 2004.

Overview of Fiscal Year 2002 Compared With 2001

      Fiscal year 2002 reported improved profitability on lower revenue. We attribute the revenue decrease partially to softness in the worldwide economy and reduced capital spending and partially to the impact of competing technologies on line matrix printer sales. Despite lower revenue, we returned to profitability due to several factors, including the improved gross margins resulting from the restructuring efforts initiated and completed in the latter part of fiscal year 2001, certain price increases and a continuing product cost reduction program. Cash balances increased by $12.8 million and inventory decreased by $5.6 million.

      Our focus during the year was to develop future revenue opportunities by expanding the Major Accounts marketing program and by expanding customer services. We began programs to pursue total printing solutions in the retail-logistics and automotive-vertical markets.

Net Sales — Fiscal Year 2003 Compared With 2002

      Revenue for the fiscal year 2003 was $138.2 million, a decrease of $8.5 million, or 5.8%, compared with the prior fiscal year. We attribute the decrease partially to continued softness in the worldwide economy and the continued slowdown in capital spending for plant expansion or refurbishment and partially to the impact of competing technologies on line matrix printer sales. The decrease in sales was principally due to lower line matrix sales in the Americas. We also were impacted by lower sales to our major customer. Thermal printer sales increased 40.0% over the prior fiscal year, due to our Major Accounts and vertical marketing programs.

      Americas sales were $72.0 million, down $9.1 million, or 11.2%, from a year ago. Americas OEM sales decreased 17.1% to $30.1 million, principally as a result of lower sales to our largest customer. Americas distribution sales decreased 10.1% to $37.4 million. Increased sales in the retail-logistics market as a result of our direct marketing were more than offset by lower sales elsewhere. Americas direct sales increased 40.6% to $4.5 million. EMEA sales were unchanged from the prior year at $48.9 million. EMEA OEM sales decreased $2.7 million, or 10.8%, to $22.1 million, principally as a result of lower sales to our largest customer. EMEA distribution sales were $25.0 million, up from $23.9 million a year ago, due to our direct-marketing programs. EMEA direct sales were $1.8 million, up from $0.2 million a year ago. Asia Pacific sales increased $0.1 million, or 4.1%, from a year ago to $17.3 million, mostly as a result of increased line matrix sales through the distribution-channel into the banking industry in China, where sales were up 86.2% over the prior year.

      Line matrix sales for fiscal year 2003 were $103.4 million, a decrease of 10.0% from the prior fiscal year. Line matrix revenue was 74.8% of revenue versus 78.3% in the prior fiscal year. Laser sales totaled $16.9 million, down 7.7% from the prior fiscal year. Laser sales were 12.2% of revenue compared with 12.5% in the prior fiscal year. Thermal sales were $15.9 million, up 40.0% from the prior fiscal year. Thermal sales were 11.5% of revenue compared with 7.7% in the prior fiscal year. Verification products were $2.0 million, a decrease of $0.1 million from the prior fiscal year. Verification product sales were 1.4% of revenue, essentially unchanged from the prior fiscal year. Sales of recurring items such as spares, consumables and customer services, included in the product-line sales discussed above, were $49.3 million, down 2.4% from the prior fiscal year.

      Sales to our largest customer, IBM, represented 23.8% of net sales for the fiscal year, compared with 27.4% a year ago. Sales to the second largest customer represented 9.0% of net sales for the fiscal year, compared with 8.6% a year ago. Sales to the top 10 customers represented 50.9% and 53.9% of net sales for the current and prior fiscal year, respectively.

      Sales by channel were 38.9% OEM, 56.4% distribution and 4.7% direct compared with 43.0% OEM, 54.5% distribution and 2.5% direct for the prior fiscal year. Revenue from United States customers was 50.2% and 53.3% of total revenue, while revenue from international customers was 49.8% and 46.7% of total revenue for fiscal years 2003 and 2002, respectively.

Net Sales — Fiscal Year 2002 Compared With 2001

      Revenue for the fiscal year 2002 was $146.7 million, a decrease of $11.4 million, or 7.2%, compared with the prior fiscal year. We attribute the decrease partially to softness in the worldwide economy and the continued slowdown in capital spending for plant expansion or refurbishment and partially to the impact of competing technologies on line matrix printers sales. The decrease in sales was principally in the Americas. Lower sales were noted across all product lines, but mainly in line matrix products. We also were impacted by lower sales to our major customer.

      Americas sales were $81.2 million, down $11.9 million, or 12.8%, from a year ago. Americas OEM sales decreased 14.9% to $36.4 million. Lower sales to some of Printronix’s larger OEM customers were only partially offset by higher sales to some of the smaller OEMs. Americas distribution sales decreased 12.6% to $41.6 million. Americas direct sales increased 18.5% to $3.2 million. EMEA sales decreased $0.9 million, or 1.7%, to $48.9 million. EMEA OEM sales were unchanged from the prior year at $24.8 million. EMEA distribution sales were $23.9 million, up from $23.6 million a year ago. EMEA direct sales were $0.2 million, down from $1.4 million a year ago. Asia Pacific sales increased $1.3 million, or 8.7%, from a year ago to $16.6 million, mostly as a result of increased line matrix sales into India and China.

      Line matrix sales for fiscal year 2002 were $114.9 million, a decrease of 5.7% from the prior fiscal year. Line matrix revenue was 78.3% of revenue versus 77.0% in the prior fiscal year. Laser sales totaled $18.3 million, down 8.7% from the prior fiscal year. Laser sales were 12.5% of revenue compared with 12.7% in the prior fiscal year. Thermal sales were $11.3 million, down 17.5% from the prior fiscal year. Thermal sales were 7.7% of revenue compared with 8.7% in the prior fiscal year. Verification products were $2.1 million, a decrease of $0.4 million from the prior fiscal year. Verification product sales were 1.5% of revenue, compared with 1.6% in the prior fiscal year. Sales of recurring items such as spares, consumables and customer services, included in the product-line sales discussed above, were $50.6 million, down 2.0% from the prior fiscal year.

      Sales to our largest customer, IBM, represented 27.4% of net sales for the fiscal year, compared with 26.1% a year ago. Sales to the second largest customer represented 8.6% of net sales for the fiscal year, compared with 8.5% a year ago. Sales to the top 10 customers represented 53.9% and 54.7% of net sales for the current and prior fiscal year, respectively.

      Sales by channel were 43.0% OEM, 54.5% distribution and 2.5% direct compared with 44.0% OEM, 53.4% distribution and 2.6% direct for the prior fiscal year. Revenue from United States customers was 53.3% and 54.9% of total revenue, while revenue from international customers was 46.7% and 45.1% of total revenue for fiscal years 2002 and 2001, respectively.

Gross Margin

      Gross margin as a percentage of sales was 35.3% in fiscal year 2003 compared with 32.4% and 27.2% in fiscal years 2002 and 2001, respectively. The increase in gross margin in fiscal year 2003 is primarily due to the strength of the Euro and continuing cost reductions. The increase in gross margin percentage during fiscal year 2002 is due to a full year of benefits of the manufacturing restructuring activities which were completed in late fiscal year 2001, together with continuing cost reductions, certain price increases, and a more favorable product mix.

Operating Expenses

      Operating expenses, excluding restructuring charges, consist of engineering and development, sales and marketing, and general and administrative costs. Operating expenses, excluding restructuring charges, were $45.8 million, $44.1 million and $43.2 million for fiscal years 2003, 2002 and 2001, respectively.

      We believe it is critical to continue to invest in research and development to ensure technology leadership in line matrix and thermal printing solutions. Engineering expenses consist mostly of labor and test materials. In fiscal year 2003, we spent $15.8 million on engineering and development, compared with $15.7 million in fiscal year 2002 and $16.7 million for fiscal year 2001. In fiscal year 2003, expenditures were made to bring to market a wireless-feature option for the thermal and line matrix printers. In addition, expenditures were made to develop a 2400 LPM line matrix printer, the P5240D, and to develop the P5220S, a 2000 LPM line matrix printer which uses a single hammer bank instead of a double hammer bank. The P5240D is the world’s fastest line matrix printer, printing 2400 lines per minute using a double hammer bank.

      In fiscal years 2002 and 2001, expenditures were made to enhance the line matrix product family with a faster printer, resulting in the introduction of the P5220 during fiscal year 2002. We also enhanced our market-leading printer management networking solutions with PrintNet Enterprise and ODV verification solutions. The decrease in fiscal year 2002 compared with fiscal year 2001 was due to lower development costs as both the T5000 product line and P5220 line matrix printer moved into production. As a percentage of sales, engineering and development expenses increased slightly in fiscal year 2003, due to lower revenue, to 11.4% from 10.7% in fiscal year 2002 and 10.6% in fiscal year 2001.

      Sales and marketing expenses for fiscal year 2003 increased to $21.3 million, compared with $19.2 million for fiscal year 2002 and $18.0 million for fiscal year 2001. As a percentage of revenue, sales and marketing expenses increased to 15.4% from 13.1% in fiscal year 2002 and 11.4% in fiscal year 2001. The increase in sales and marketing expenses in all fiscal years presented is due to higher labor and marketing costs due to increased resources being applied to the Major Accounts and vertical marketing programs.

      General and administrative spending for fiscal year 2003 was $8.7 million in fiscal year 2003 compared with $9.2 million for fiscal year 2002 and $8.4 million for fiscal year 2001. General and administrative expenses decreased in fiscal year 2003 from the prior fiscal year due to lower labor costs, lower provision for doubtful accounts and lower amortization of intangibles. General and administrative expenses increased in fiscal year 2002 over the prior fiscal year due to higher property taxes, higher labor costs, increased provision for doubtful accounts, higher legal fees, and higher utility costs associated with the California energy shortage.

As a percentage of sales, general and administrative expenses were 6.3% in fiscal year 2003, 6.3% in fiscal year 2002 and 5.3% in fiscal year 2001.

Restructuring Charges

      Information on restructuring charges incurred in fiscal year 2001 can be found in Note 5 of the Notes to Consolidated Financial Statements on page 41 of this Annual Report on Form 10-K.

Foreign Currency, Net

      Foreign currency transactions and remeasurements were gains of $0.6 million in fiscal year 2003 compared with losses of $0.2 million in fiscal year 2002 and gains of $0.5 million in fiscal year 2001. Fiscal year 2003 foreign currency transaction and remeasurement gains were primarily due to a strengthened Euro. The foreign currency losses in fiscal year 2002 were primarily due to a weakened Euro. The future effect of changes in the value of the Euro or other foreign currencies upon our results of operations or financial condition is difficult to predict.

      A summary of the effects of the changes in the value of the Euro can be found in Note 1 of the Notes to Consolidated Financial Statements on page 32 of this Annual Report on Form 10-K.

Interest and Other Expenses, Net

      Interest and other expenses, net, decreased $0.6 and $0.5 million, respectively, in fiscal years 2003 and 2002. The decreases were due to lower interest expense as a result of reduced interest rates, partially offset by lower interest income.

Income Taxes

      The effective tax rate for fiscal year 2003 and fiscal year 2002 was 13.4% and 11.0%, respectively, primarily as a result of domestic operating losses due to the revenue declines in the Americas and pre-tax earnings by subsidiaries that operate within lower-tax jurisdictions. We expect the effective tax rate for fiscal year 2004 to be between 5.0% and 15.0%.

      The effective tax rate for fiscal year 2001 was a benefit of 48.0%, primarily as a result of domestic operating losses and pre-tax earnings by subsidiaries that operate within lower-tax jurisdictions.

      We have a favorable pioneer tax status in Singapore for income generated from the manufacture of the Printronix P5000 Series line matrix products. The pioneer status started in April 1996, lasts for five years, and automatically is extendible to eight years. The pioneer status mandates that we meet certain requirements, including meeting specific levels of capital investment and engineering headcount. Earnings generated there are exempt from tax liability through 2003. The exemption is automatically extended to 2004. The pioneer status reduced foreign taxes by $0.9 million, $0.8 million and $0.6 million for fiscal years 2003, 2002 and 2001, respectively. The diluted net income per share effect of this pioneer status was 15 cents, 14 cents and 9 cents for fiscal years 2003, 2002 and 2001, respectively.

      The provision for taxes included certain state and foreign taxes for all fiscal years presented.

Liquidity and Capital Resources

      The primary source of liquidity historically has been cash generated from operations.

      On May 1, 2000, we obtained a credit facility with a United States bank for $27.5 million that consisted of a $17.5 million, seven-year note secured by our Irvine facility and a $10.0 million three-year unsecured line of credit. We repaid the line of credit borrowings as scheduled in the first quarter of fiscal year 2002, and, on June 15, 2001, cancelled our $10.0 million unsecured line of credit (See Note 3 on page 40 of this Annual Report on Form 10-K).

     Fiscal Year 2003 Compared With 2002

      Cash and cash equivalents increased $7.0 million to $29.6 million in fiscal year 2003, principally due to increased profitability and a reduction in inventory levels. We generated $12.0 million in cash from operations, which was lower than the $20.7 million generated from operations a year ago. The decrease in the cash generated from operations compared with a year ago is the result of a slowing in the rate of decrease in inventory and an increase in accounts receivables. Investment in property, plant and equipment continued to be less than depreciation expense. The remaining major uses of cash were payments totaling $0.7 million made on the seven-year note and repurchases of stock totaling $1.7 million. We ended fiscal year 2003 with debt of $15.6 million related to the seven-year note, which consisted of $14.9 million long-term and $0.7 million for the current portion of the long-term debt.

      The remaining shares that could be repurchased at the discretion of management under the stock buyback program totaled 334,095 shares as of March 28, 2003.

      We believe our internally-generated funds are sufficient to finance anticipated capital requirements for the foreseeable future. Should we experience the need to obtain additional sources of funds, we believe we could obtain such funds through additional credit facilities.

     Fiscal Year 2002 Compared With 2001

      For the fiscal year 2002, cash and cash equivalents increased to $22.6 million from $9.8 million in fiscal year 2001 primarily due to a return to profitability, reductions in inventory, lower accounts receivable, and reduced capital expenditures. We generated $20.7 million in cash provided by operations during the fiscal year, compared with a use of cash of $1.7 million in the prior fiscal year. Accounts receivable decreased due to lower sales. Inventory levels decreased as a result of completing the manufacturing restructuring wherein certain manufacturing processes were consolidated into the Singapore facilities, which had resulted in carrying more inventory during the transition, and also due to other manufacturing-asset management programs. Investment in property, plant and equipment was less than depreciation expense as we completed our major product-development efforts. The remaining major uses of cash were payments on the line of credit totaling $3.5 million and payments of $0.7 million made on the seven-year note. We ended fiscal year 2002 with debt of $16.3 million related to the seven-year note, which consisted of $15.6 million long-term and $0.7 million for the current portion of the long-term debt.

Contractual Obligations and Commercial Commitments

      We are obligated under certain borrowing and lease commitments. Additional information on our obligations can be found in Note 3 of the Notes to Consolidated Financial Statements on page 40 and in Note 9 on page 48. The minimum payments due as of March 28, 2003, for the subsequent fiscal years, are as follows:

	Payments Due

	2004	2005	2006	2007	2008	Thereafter	Total

	($ in thousands)
Contractual obligations:
Operating leases (See Note 9)	$1,398	$935	$336	$190	$129	$14,577	$17,565
Long-term debt (See Note 3)	700	700	700	700	12,775	—	15,575

Total contractual cash obligations	$2,098	$1,635	$1,036	$890	$12,904	$14,577	$33,140

      We also are obligated under certain unsecured lines of credit and a credit agreement which support our hedging activities for our foreign subsidiaries. No amounts have been borrowed against these lines of credit or credit agreement as of March 28, 2003, or for the fiscal periods presented. The commitment amounts and expiration periods, as of March 28, 2003, are summarized below (See Note 3).

	Amount of Commitment Expiration Per Fiscal Year

	2004	2005	2006	2007	2008	Thereafter	Total

	($ in thousands)
Commercial commitments:
Lines of credit	$2,082	$—	$—	$—	$—	$—	$2,082
Credit agreement	896	—	—	—	—	—	896

Total commitments	$2,978	$—	$—	$—	$—	$—	$2,978

New Pronouncements

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and other intangible assets be tested for impairment at least annually and prohibits periodic amortization of goodwill and some intangible assets into income. We adopted this standard in the first quarter of fiscal year 2003. The adoption of this standard did not have a material effect upon our financial position or results of operations. All goodwill was fully amortized into income in the normal course of business by the end of fiscal year 2002. Our review of the intangible assets resulted in no noted impairment and all intangible assets were fully amortized into income by the end of fiscal year 2003. (See Note 2 on page 39 of this Annual Report on Form 10-K for information on the required disclosures.)

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses recognition and measurement of losses related to impairment or disposal of long-lived assets. We adopted the statement in the first quarter of fiscal year 2003. The adoption of this standard did not have a material effect on our financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, which had required a liability for an exit cost be recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and requires that a liability for an exit cost be recognized when incurred. This statement also requires that the initial measurement of this liability be at fair value. Should we have a restructuring activity in the future, this statement would primarily impact the timing of the recognition of the expense. We do not believe the adoption of this statement will have a material impact on our financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation provides for additional disclosures to be made by a guarantor in its interim and annual financial statements about obligations that it has. This interpretation is effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provision of this interpretation during the third quarter of fiscal year 2003. The recognition provision of this interpretation had no impact on our financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting,” to require prominent disclosure in both the annual and interim financial statements about the method of accounting and the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. We adopted the disclosure provisions of this statement in the fourth quarter of fiscal year 2003. The adoption did not have a material impact on our financial position or results of operations, as we will continue to account for stock-based compensation under APB No. 25, “Accounting for Stock Issued to Employees.”

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. We currently are evaluating the provisions of this statement.

Factors That May Affect Financial Results and Financial Condition

      Any of the following risks and uncertainties could adversely affect our business, financial results or financial condition. Other risks and uncertainties also could affect our business. Any of these factors could cause the actual results to differ from those expressed or implied in the forward-looking statements in this document. Although we reassess material trends and uncertainties affecting our results of operations and financial condition in connection with the preparation of our quarterly and annual reports, we do not intend to review or revise, in light of future events, any particular forward-looking statement contained in this document. The information contained below should be carefully considered when reviewing any forward-looking statements contained in this document.

We Operate in an Industry Characterized by Technological Change.

      The printing-solutions industry is extremely competitive and is characterized by technological change, frequent new product development, periodic product obsolescence, evolving industry standards, changing information technologies and evolving distribution-channels. We must adapt quickly to changing technological, application and solutions needs, and the introduction of new technologies and products offering improved features and functionality. We could incur substantial cost to keep pace with the technological changes, and may not be able to adapt to these changes.

      Although we believe that we currently compete favorably with respect to these characteristics, this may change in the future. Our future success largely depends upon our ability to continuously develop new products, services and solutions. To develop new products, we invest in research and development. In spite of our efforts, we may fail to develop new products. Additionally, the new products we develop may not achieve market acceptance or may not be manufactured at competitive costs or in sufficient volumes. We cannot guarantee the success of our research and development efforts.

      Our failure to enhance our existing products, services and solutions or to develop and introduce new products, services and solutions that meet changing customer requirements and evolving technological standards would adversely impact our ability to sell our products.

     We Operate in a Highly Competitive Market.

      The market for medium- and high-speed computer printers and the related post-sale supplies is highly competitive and subject to change.

      We compete directly with several companies of various sizes, including some of the largest businesses in the United States and Japan. Our competitors include privately-held companies, publicly-held companies and subsidiaries of multinational corporations. Some of our competitors may enter into strategic business relationships with other companies.

      Our current main competitors in line matrix printers are Tally and Genicom. Our current main competitors in thermal printers are Zebra Technologies Corporation (NASDAQ: ZBRA), Tokyo Electric

Company (TEC), SATO, and Intermec (NYSE:UNA). We cannot offer assurance that we can successfully compete against these current competitors or future competitors.

      Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. We may not be able to successfully increase our market penetration or our overall share of the printer market.

      We can offer no assurance that products with superior market acceptance, superior price or superior performance will not be introduced by our competitors. Increased competition may result in price reductions, lower gross margins, loss of market share and could require increased investment in inventory, research and development, sales expenses, marketing programs and expenditures to expand distribution-channels. If we fail to address our competitive challenges, there could be a materially adverse effect upon our business, results of operations and financial condition.

We Sell a Large Portion of our Products to a Small Number of Resellers (OEMS and Distributors) and We Expect That This Will Continue.

      We rely upon a few resellers for a significant amount of our revenue. In fiscal year 2003, sales to our largest and second largest resellers represented 23.8% and 9.0% of net sales, respectively. Sales to the top ten customers represented 50.9% of net sales. The loss of any one of these resellers would have a materially adverse effect upon our business, results of operations and financial condition. We also may be adversely impacted by any conflicts that could arise between and among our sales channels.

      We believe that our future success depends upon our ability to provide industrial-strength printing solutions to a broader customer base and to maintain good relationships with our major OEMs and distributors. We believe that continued purchase of our products by OEMs is dependent upon many factors, including OEMs’ desire to use outside suppliers rather than investing the capital resources necessary to develop their own products.

      Our dependence upon a small number of major resellers exposes us to numerous risks, including:

•	loss of channel;

•	customers leveraging their buying power to change the terms of pricing, payment and product delivery schedules; and

•	direct competition should a customer decide to manufacture printers internally.

      We cannot guarantee that a major reseller will not reduce, delay or eliminate purchases from us, which could have a materially adverse effect upon our business, results of operations and financial condition.

     We Operate in an Environment of Unpredictable Demand.

      We rely upon our ability to successfully forecast customer demand and to manage our worldwide inventory levels to support this demand in a cost-effective manner. Our sales to resellers are made under purchase orders that typically have short delivery requirements. Although we receive periodic order forecasts from our major reseller, they have no obligation to purchase the forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. We cannot guarantee that our results of operations and financial condition will not be adversely affected in the future by such changes or cancellations or changes in demand.

     We Rely upon Domestic and Foreign Suppliers.

      Our products are manufactured using raw materials and components that are acquired domestically and internationally. We use a large number of suppliers and regularly evaluate the availability of potential alternate suppliers should circumstances change with existing suppliers. We internally develop most of the software used in our products. Certain software is purchased from suppliers through royalty agreements. If we were to experience a sudden loss of availability of purchased raw materials and components or purchased software, we are unable to guarantee that we could quickly obtain the needed items from alternate sources. Our ability to ship the related product in desired quantities and in a timely manner could be adversely affected, thus affecting our business, results of operations and financial condition.

     We Rely upon Our International Facilities.

      We rely heavily upon our international facilities for the manufacture of our products, key components and configuration. Our future operating results and financial condition may be adversely affected by several factors, including, but not limited to, failure of our international production and configuration facilities or international suppliers to supply products reliably, disruptions in international trade, or production and supply constraints that could result in additional costs. Also, we rely upon our ability to successfully predict demand and to adjust our worldwide inventories accordingly.

We Have International Operations, Customers and Suppliers.

      There are many risks associated with international operations, including, but not limited to, the following:

•	compliance with multiple and potentially conflicting regulations, including export requirements, tariffs, import duties, health and safety requirements and other barriers;

•	differences in intellectual property protections;

•	currency fluctuations;

•	economic instability, including inflation and interest rate fluctuations;

•	risk of loss of our international assets due to political or economic instability;

•	competition from foreign suppliers;

•	overlapping or differing tax structures;

•	political or civil turmoil;

•	war or conflict abroad;

•	terrorist attacks and

•	outbreaks of infectious disease such as Severe Accute Respiratory Syndrome (SARS).

      For fiscal years 2003, 2002, and 2001, international revenue (excluding United States sales) accounted for approximately 49.8%, 46.7%, and 45.1%, respectively, of our net sales. We expect that international revenue will continue to account for a significant percentage of our revenue for the foreseeable future.

      The terrorist attacks that occurred around the world and the SARS epidemic have created many economic and political uncertainties, some of which could negatively impact our business, results of operations and financial condition. Several possible results of these attacks or future attacks or epidemics could include supply-chain disruptions and deferral of customers’ purchasing decisions, but other potential impacts cannot be predicted. Failure to manage the risks posed by our international operations, customers and suppliers could have a materially adverse effect upon our business, results of operations and financial condition.

We Depend on Our Ability to Attract and Retain Key Personnel.

      The ability to attract and to retain key, highly-qualified personnel, both technical and managerial, is critical to our success.

      Developing, manufacturing and marketing our products is a complex process and requires significant expertise to meet customers’ specifications. Competition for personnel, particularly qualified engineers, is keen. The loss of a significant number of key personnel, as well as the failure to recruit and train additional key personnel in a timely manner could have a materially adverse effect upon our business, results of operations and financial condition.

     Our Intellectual Property is Important to Our Success.

      We rely upon patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements as needed and limit access to, and distribution of, our proprietary information. We have been granted a total of 46 United States and foreign patents.

      Our ability to compete successfully and to achieve future revenue growth depends, in part, upon our ability to protect our proprietary technology and to operate without infringing upon the rights of others. We may fail to do so. Such infringement claims, whether or not valid, could result in substantial costs and diversion of our resources. A third party claiming infringement also may obtain an injunction or other equitable relief, which effectively could block the distribution or sale of allegedly infringing products. The departure of any of our key management and technical personnel, or breach of non-disclosure obligations, or the failure to achieve our intellectual property objectives may have a materially adverse effect upon our business, results of operations and financial condition.

Item 7A.     Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Risk

      Our Singapore and European operations may be impacted by foreign currency fluctuations. We are not aware of any significant risks with respect to our foreign business other than those inherent in the competitive nature of the business and fluctuations in foreign currency exchange rates. Foreign currency transaction and remeasurement gains were $0.6 million for fiscal year 2003, compared with losses of $0.1 million for fiscal year 2002 and compared with gains of $0.3 million in fiscal year 2001. The primary reason for the gains in fiscal year 2003 was the strengthening of the Euro against the United States dollar. The primary reason for the losses in fiscal year 2002 was the result of a weakening Euro against the United States dollar. The future effect of changes in the value of the Euro or other foreign currencies on our results of operations or financial condition is difficult to predict.

      We employ a foreign currency hedging program in order to mitigate exposure to foreign currency rate movements. Information on our foreign currency hedging program is found in Note 1 of the Notes to Consolidated Financial Statements on page 37 of this Annual Report on Form 10-K.

      The effects of changes in the Euro’s value in fiscal year 2003, compared with fiscal year 2002, were as follows: an increase in revenue of $1.8 million, an increase in gross margin of $1.5 million, an increase in operating expenses of $0.4 million and foreign exchange gains of $0.7 million.

      The effects of changes in the Euro’s value in fiscal year 2002, compared with fiscal year 2001, were as follows: a decrease in revenue of $0.4 million, a decrease in gross margin of $0.4 million, a decrease in operating expenses of $0.1 million and foreign exchange losses of $0.4 million.

Interest Rate Risk

      We have financial instruments that are subject to interest rate risk, principally debt obligations and short-term cash investments. Borrowings are at variable rates for periods that generally do not exceed 90 days. Information about our bank borrowings is found in Note 3 of the Notes to Consolidated Financial Statements on page 40 of this Annual Report on Form 10-K. Information about the fair value of the financial instruments is found in Note 1 of the Notes to the Consolidated Financial Statements on page 32 of this Annual Report on Form 10-K. If interest rates were to increase by 10% (30 basis points on the seven-year note), the impact on our pre-tax earnings would not be material.

Item 8.     Financial Statements and Supplemental Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Printronix, Inc.:

      In our opinion, the accompanying consolidated balance sheet as of March 28, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Printronix, Inc. and its subsidiaries at March 28, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, Schedule II – Valuation and Qualifying Accounts presents fairly, in all material respects, the information set forth therein as of March 28, 2003 and for the year then ended when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of March 29, 2002 and for each of the two years in the period then ended, prior to the revisions described in Note 2, and the 2002 and 2001 financial statement schedule information were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those statements in their report dated April 26, 2002.

      As discussed above, the financial statements of Printronix, Inc. and its subsidiaries as of March 29, 2002, and for each of the two years in the period ended March 29, 2002 were audited by other independent accountants who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of March 30, 2002. We audited the transitional disclosures described in Note 2. In our opinion, the transitional disclosures for 2002 and 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2002 or 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2002 or 2001 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Orange County, California
April 25, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

      The following is a copy of a report previously issued by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP and Arthur Andersen LLP did not consent to the use of this report in this Form 10-K or any previously filed registration statements. As discussed in the Goodwill and Other Intangible Assets note, the company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) as of March 30, 2002. As discussed in the above referenced note, the company has presented the transitional disclosures for 2002 and 2001 required by SFAS No. 142. The Arthur Andersen LLP report does not extend to these revisions to the 2002 and 2001 consolidated financial statements. The revisions to the 2002 and 2001 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

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

ARTHUR ANDERSEN LLP

Orange County, California

April 26, 2002

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 28, 2003 and March 29, 2002

	March 28,	March 29,
	2003	2002

	($ in thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$29,617	$22,618
Accounts receivable, net of allowance for doubtful accounts of $2,610 in 2003 and $2,524 in 2002	18,741	18,232
Inventories:
Raw materials, subassemblies and work in process	9,788	12,443
Finished goods	2,890	2,620

Total inventory	12,678	15,063
Prepaid expenses and other current assets	1,526	1,346
Deferred income tax assets	4,216	4,010

Total current assets	66,778	61,269

Property, plant and equipment, at cost:
Machinery and equipment	28,672	29,154
Furniture and fixtures	25,874	27,513
Buildings and improvements	22,655	22,819
Land	8,100	8,100
Leasehold improvements	937	792

	86,238	88,378
Less: Accumulated depreciation and amortization	(47,457)	(45,481)

Property, plant and equipment	38,781	42,897
Intangible assets, net of accumulated amortization of $889 in 2003 and $1,219 in 2002	—	148
Long-term deferred income tax assets, net	380	488
Other assets	148	157

Total assets	$106,087	$104,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$700	$700
Accounts payable	6,520	7,546
Accrued liabilities:
Payroll and employee benefits	5,044	4,840
Warranty	1,356	1,304
Deferred revenue	2,214	1,449
Other	4,245	4,764
Income taxes	29	180

Total current liabilities	20,108	20,783

Long-term debt, net of current portion	14,875	15,575
Deferred revenue, net of current portion	28	35
Other non-current liabilities	—	24
Commitments and contingencies (See Note 9)	—	—
Stockholders’ equity
Common stock, $0.01 par value (Authorized 30,000,000 shares; issued and outstanding 5,611,480 shares in 2003 and 5,849,864 shares in 2002)	56	58
Additional paid-in capital	29,248	28,815
Accumulated other comprehensive income (loss)	(28)	—
Retained earnings	41,800	39,669

Total stockholders’ equity	71,076	68,542

Total liabilities and stockholders’ equity	$106,087	$104,959

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For Each of the Three Fiscal Years in the Period Ended March 28, 2003

	March 28,	March 29,	March 30,
	2003	2002	2001

	($ in thousands, except share and per share data)
Revenue	$138,229	$146,683	$158,091
Cost of sales	89,379	99,113	115,084

Gross margin	48,850	47,570	43,007

Operating expenses:
Engineering and development	15,761	15,683	16,704
Sales and marketing	21,337	19,234	18,035
General and administrative	8,705	9,193	8,427
Restructuring charges	—	—	1,768

Total operating expenses	45,803	44,110	44,934

Income (loss) from operations	3,047	3,460	(1,927)
Foreign currency gains (losses), net	556	(163)	454
Interest and other (expenses), net	(95)	(708)	(1,169)

Income (loss) before taxes and minority interest	3,508	2,589	(2,642)
Provision (benefit) for income taxes	471	284	(1,233)
Minority interest in loss of subsidiary	—	—	(74)

Net income (loss)	$3,037	$2,305	$(1,335)

Net income (loss) per share:
Basic	$0.52	$0.39	$(0.22)
Diluted	$0.51	$0.39	$(0.22)
Shares used in computing net income (loss) per share:
Basic	5,843,702	5,850,288	6,114,058
Diluted	6,012,367	5,971,413	6,114,058

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For Each of the Three Fiscal Years in the Period Ended March 28, 2003

	Common Stock			Accumulated
			Additional	Other
	Number of		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total

	($ in thousands, except share data)
Balance, March 31, 2000	6,257,417	$63	$30,238	$—	$40,644	$70,945
Exercise of stock options	16,830	—	238	—	—	238
Repurchase and retirement of shares of common stock	(412,832)	(4)	(2,019)	—	(1,909)	(3,932)
Stock issued to buy out minority stockholders	45,424	—	335	—	—	335
Comprehensive loss:
Net loss	—	—	—	—	(1,335)	(1,335)

Total comprehensive loss	—	—	—	—	—	(1,335)

Balance, March 30, 2001	5,906,839	59	28,792	—	37,400	66,251
Exercise of stock options	10,525	—	60	—	—	60
Repurchase and retirement of shares of common stock	(7,500)	—	(37)	—	(36)	(73)
Restricted stock cancelled and retired	(60,000)	(1)	—	—	—	(1)
Comprehensive income:
Net income	—	—	—	—	2,305	2,305

Total comprehensive income	—	—	—	—	—	2,305

Balance, March 29, 2002	5,849,864	58	28,815	—	39,669	68,542
Exercise of stock options	129,583	1	1,077	—	—	1,078
Repurchase and retirement of shares of common stock	(161,967)	(1)	(810)	—	(906)	(1,717)
Restricted stock cancelled and retired	(206,000)	(2)	2	—	—	—
Tax benefit on exercise of stock options	—	—	164	—	—	164
Comprehensive income:
Loss on foreign currency forward- exchange contracts	—	—	—	(28)	—	(28)
Net income	—	—	—	—	3,037	3,037

Total comprehensive income	—	—	—	—	—	3,012

Balance, March 28, 2003	5,611,480	$56	$29,248	$(28)	$41,800	$71,076

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Each of the Three Fiscal years in the Period Ended March 28, 2003

	March 28,	March 29,	March 30,
	2003	2002	2001

	($ in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$3,037	$2,305	$(1,335)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,493	8,409	9,032
Provision for doubtful accounts receivable	365	538	464
Deferred income tax (benefit) provision	(98)	(697)	178
Loss on disposal of property, plant and equipment	398	508	691
Loss on disposal due to restructuring	—	—	675
Tax benefit from exercise of employee stock options	164	—	—
Minority interest in loss of subsidiary	—	—	(74)
Changes in operating assets and liabilities:
Accounts receivable	(874)	2,162	367
Inventories	2,385	5,640	(3,012)
Other assets	(171)	178	(222)
Accounts payable	(1,026)	21	(4,596)
Payroll and employee benefits	204	550	(1,031)
Accrued income taxes	(151)	(71)	(2,235)
Change in deferred revenue	758	380	1,104
Other liabilities	(519)	803	(1,705)

Net cash provided by (used in) operating activities	11,965	20,726	(1,699)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(3,771)	(3,823)	(6,930)
Proceeds from disposition of property, plant and equipment	144	96	196

Net cash used in investing activities	(3,627)	(3,727)	(6,734)

Cash Flows From Financing Activities:
Proceeds from the issuance of seven-year note	—	—	17,500
Payments made on seven-year note	(700)	(700)	(525)
Net payments on line of credit	—	(3,500)	(10,000)
Repurchase and retirement of common stock	(1,717)	(73)	(3,928)
Proceeds from exercise of employee stock options	1,078	60	238

Net cash (used in) provided by financing activities	(1,339)	(4,213)	3,285

Net increase (decrease) in cash and cash equivalents	6,999	12,786	(5,148)
Cash and cash equivalents at beginning of year	22,618	9,832	14,980

Cash and cash equivalents at end of year	$29,617	$22,618	$9,832

Supplementary Disclosures of Cash Flow Information:
Income tax paid	$840	$857	$3,797
Interest paid	$538	$1,172	$1,570
Non-Cash Operating, Investing And Financing Activities Related To Buy Out Of Minority Stockholders:
Goodwill generated upon buy out of minority stockholders	$—	$—	$(93)
Buy out of minority interest stockholders	$—	$—	$(242)
Stock issued to buy out minority stockholders	$—	$—	$335

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 28, 2003 and March 29, 2002 and for each of the three fiscal years in the period ended March 28, 2003

Note 1     Summary of Significant Accounting Policies

      Printronix, Inc. was incorporated in California in 1974 and was reincorporated in Delaware in December 1986. Our headquarters are located in Irvine, California. Unless the context otherwise requires, the terms “we,” “our,” “us,” “company” and “Printronix” refer to Printronix, Inc. and its consolidated subsidiaries.

Basis of Consolidation

      The consolidated financial statements include the accounts of Printronix and its wholly- and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Accounting Period

      We use a fifty-two or fifty-three week fiscal year ending on the last Friday of March. For the fiscal years presented, the year-end dates were March 28, 2003, March 29, 2002 and March 30, 2001. All fiscal years presented used a fifty-two week fiscal year period.

Cash Equivalents

      We consider all highly-liquid temporary cash investments with original maturities of three months or less at the time of purchase to be cash equivalents. The effect of exchange rate changes on cash balances held in foreign currencies was not material for the periods presented.

Fair Value of Financial Instruments

      Our consolidated balance sheets include the following financial instruments: cash, cash equivalents, accounts receivable, current portion of long-term debt, accounts payable and long-term debt. We consider the carrying amounts in the financial statements to approximate fair value for cash equivalents, accounts receivable and accounts payable because of the relatively short period of time between origination and their expected realization. The carrying values of the long-term debt and the current portion of long-term debt approximate fair value as they bear interest at current market rates.

Allowance for Doubtful Accounts

      We perform credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness. We continuously monitor collections and payments from our customers and maintain an allowance for estimated doubtful accounts based upon our historical experience, the general economic conditions and any specific customer-collection issues we have identified.

Inventories

      We record a provision to value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory, or the current estimated market value of the inventory, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We also perform regular reviews of our inventory and record a provision for estimated excess and obsolete items based upon forecasted demand, and any other known factors at the time. Inventories, which include material, labor and overhead costs, are valued at the lower of cost (first-in, first-out method) or market. Work in process inventory was $0.2 million as of March 28, 2003.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

      Depreciation of property, plant and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

Machinery and equipment	3 to 15 years
Furniture and fixtures	3 to 20 years
Buildings and improvements	30 years
Leasehold improvements	Lesser of useful life or term of lease

      Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property, plant and equipment are capitalized at cost. When we dispose of assets, the applicable costs and accumulated depreciation and amortization thereon are removed from the accounts and any resulting gain or loss is included in income from operations. Depreciation and amortization expense on property, plant and equipment was $7.3 million, $8.0 million and $8.7 million for fiscal years 2003, 2002 and 2001, respectively.

Intangible Assets

      Our internal research-and-development costs, which include software-development costs, are expensed as incurred. Under our current development methods and procedures, the technological feasibility of the software being developed is not established until substantially all of the product development costs have been incurred. As a result, we have not capitalized any software-development costs for software that is embedded in our products, because the costs incurred after attaining technological feasibility are not material.

      In fiscal year 1998, we recorded intangible assets related to an acquisition that consisted of $1.2 million of specifically identified intangible assets and goodwill. The specifically identified intangible assets are amortized over their expected useful life of five years on a straight-line basis, and were fully amortized in fiscal year 2003. Goodwill related to the acquisition was fully amortized during fiscal year 2002.

      During fiscal year 2001, we purchased certain maintenance contracts from a third party, and recorded $0.1 million of goodwill, which was amortized over the expected useful life on a straight-line basis and was fully amortized during fiscal year 2002.

      Amortization expense of $0.1 million, $0.4 million and $0.3 million was charged to operations in fiscal years 2003, 2002 and 2001, respectively.

Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the carrying value of long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an underlying asset may not be recoverable. In the event the carrying value of assets is determined to be unrecoverable, we would record an adjustment to the carrying value of the assets affected based upon a discounted-cash-flow method. All goodwill and most intangible assets were fully amortized as of March 29, 2002, and the remaining intangible asset related to unpatented technology was fully amortized as of March 28, 2003.

Revenue Recognition

      We recognize revenue from product sales when it is realized or realizable and earned, which is generally at the time of shipment and passage of title. We consider revenue to be realized or realizable and earned when we have persuasive evidence of a sales arrangement in the form of a contract or a purchase order, the product

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has been shipped, the sales price is fixed or determinable and collectibility is reasonably assured. Our sales are based upon written contractual agreements with our resellers that include established pricing and terms. Customers may return products that are incompatible with the intended application.

      We continuously monitor such product returns and, at the time of sale, record a provision for the estimated amount of such future returns, based upon historical experience, notification we receive of significant pending returns and any other known factors.

      We record estimated revenue reductions at the time of sale for customer programs and incentive offerings, including special pricing, rebates or other programs.

      We offer professional services, such as training and customized applications to customers. These services are generally short-term in duration and are recognized as revenue upon completion and acceptance of the service.

      We record revenue for shipping costs charged to customers. The related shipping costs incurred are recorded in cost of sales.

      We offer printer-maintenance services through service agreements that customers may purchase separately from the printer. These agreements are mostly for a one-year period. We provide the point-of-customer-contact and initial diagnostic services, and supply the parts used for printer repairs. We have contracted with third parties to perform the on-site repair services. During fiscal years 2003, 2002 and during the second quarter of fiscal year 2001, revenue from maintenance contracts was deferred and recognized on straight-line basis over the period of each individual contract, which approximates the manner in which costs are incurred.

      During the second quarter of fiscal year 2001, we acquired a portfolio of domestic third-party maintenance contracts and assumed the responsibility for servicing those contracts. Upon the purchase of those contracts, we provided the point-of-customer-contact and initial diagnostic services, and supplied the parts used for printer repairs. We contracted with third parties to perform the on-site repair services. Revenue from the purchased maintenance contracts was deferred and recognized on a straight-line basis over the period of the contracts. Prior to the purchase of this portfolio of maintenance contracts, we generated revenue on maintenance contracts through the sale of the service obligation to a third-party provider. The third-party provider was responsible for providing all repair parts and for the performance of all on-site maintenance services for the contract period. The revenue on such contracts was recognized fully in the period the contract was sold to the third-party provider because we assumed no further material obligation after the date of sale.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Costs

      Our financial statements reflect reserves for potential warranty claims based upon our claims experience. Printronix offers either a 90-day on-site or a 12-month return-to-factory standard parts-and-labor warranty on printer and verifier products to most customers. Defective printers and verifiers can be returned to us for repairs or replacement in the applicable warranty period at no cost to the customer. Supplies are warranted for the shelf life of the products, which can be up to two years. Estimated costs of future warranty obligations are charged to cost of sales in the period in which the products are sold. The following is a summary of our accrued warranty obligation for fiscal year 2003:

March 28,
2003

($ in thousands)
Beginning balance, warranty reserves	$1,304
Add warranty expense	1,278
Accrual adjustments to reflect actual experience	113
Deduct warranty charges incurred	(1,339)

Ending balance, warranty reserves	$1,356

Engineering and Development

      Company-funded engineering and development costs are expensed as incurred. A substantial portion of the engineering and development expense is related to developing new products and solutions and making significant improvements to existing products or processes.

Advertising

      We expense advertising costs, including promotional literature, brochures and trade shows as incurred. Advertising expense was $2.5 million, $2.8 million and $2.8 million for fiscal years 2003, 2002 and 2001, respectively.

Foreign Currency Gains and Losses

      The United States dollar is the functional currency for all of our foreign subsidiaries. Certain transactions are booked in various foreign currencies, which may result in transaction gains or losses when the transactions are completed. Also, for these subsidiaries, the assets and liabilities have been remeasured at the end of the period exchange rates, except inventories and property, plant and equipment, which have been remeasured at historical rates. The statements of income have been remeasured at average rates of exchange for the period, except cost of sales and depreciation, which have been remeasured at historical rates.

      We price our products in United States dollars and in Euros. The effects of changes in the Euro’s value in fiscal year 2003, compared with fiscal year 2002, were as follows: an increase in revenue of $1.8 million, an increase in gross margin of $1.5 million, an increase in operating expenses of $0.4 million and an increase in foreign exchange gains of $0.7 million.

      The effects of changes in the Euro’s value in fiscal year 2002, compared with fiscal year 2001, were as follows: a decrease in revenue of $0.4 million, a decrease in expenses of $0.2 million and an increase in foreign exchange losses of $0.4 million.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of the asset-and-liability method for financial accounting and reporting for income taxes, and further prescribes that current and deferred tax balances be determined based upon the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

      We periodically review our deferred tax assets for realization based upon historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. We also record a valuation allowance to reduce our deferred tax assets when management believes that deferred tax assets more likely than not will not be realized. If the provision for income tax is inadequate, or if we are unable to realize deferred tax assets, or if the tax laws change unfavorably, we could experience income tax charges in excess of the reserves established. Likewise, if the provisions for current and deferred taxes are in excess of those eventually needed, or if we are able to realize additional deferred tax assets, or if tax laws change favorably, we could experience reduced income tax charges.

Net Income Per Share

      Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive. Net income per share data for each of the three fiscal years in the period ended March 28, 2003, is as follows:

	March 28,	March 29,	March 30,
	2003	2002	2001

	($ in thousands, except share and
	per share data)
Net income (loss)	$3,037	$2,305	$(1,335)
Basic weighted average shares outstanding	5,843,702	5,850,288	6,114,058
Basic net income (loss) per share	$0.52	$0.39	$(0.22)
Effect of dilutive securities:
Basic weighted average shares outstanding	5,843,702	5,850,288	6,114,058
Dilutive effect of stock options	168,665	121,125	—

Dilutive weighted average shares outstanding	6,012,367	5,971,413	6,114,058
Diluted net income (loss) per share	$0.51	$0.39	$(0.22)

      The dilutive weighted average shares outstanding does not include the antidilutive impact of 568,989 shares for fiscal year 2003, because the exercise price of the stock options exceeded the average market value of the stock for that period. Common stock equivalents are excluded from the calculation of income per share in loss years, because the effect is antidilutive.

Accounting for Stock-Based Compensation

      We account for stock-based compensation issued to employees using the intrinsic-value-based method as prescribed by the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic-value-based method, compensation is the excess, if any, of the fair market value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period (See Note 6 on page 42 of this Annual Report on Form 10-K). No stock-based employee compensation cost is reflected in net income (loss) for the fiscal years presented as all options

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted under the stock-based compensation plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

      The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation and is provided in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

	March 28,	March 29,	March 30,
	2003	2002	2001

	($ in thousands, except per share data)
Net income (loss), as reported	$3,037	$2,305	$(1,335)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,109)	(1,159)	(633)

Pro forma net income (loss)	$1,928	$1,146	$(1,968)

Earnings (loss) per share:
Basic — as reported	$0.52
Basic — pro forma	$0.33
Diluted — as reported	$0.51
Diluted — pro forma	$0.32

      For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option granted to employees is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: no dividend yield, average volatility of 66%, 68% and 59% for fiscal years 2003, 2002 and 2001, respectively, weighted average risk-free interest rate of approximately 3.3%, 3.4% and 4.9% for fiscal years 2003, 2002 and 2001, respectively, and an average expected life of 3.3, 2.6 and 2.9 years for fiscal years 2003, 2002 and 2001, respectively. The weighted-average fair value of options granted during fiscal years 2003, 2002 and 2001 was $5.57, $3.58 and $3.14 per share, respectively.

Foreign Currency Hedging

      We implemented a foreign currency-hedging program in April 2000 in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. Under the program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of March 28, 2003, we had outstanding forward-exchange contracts with a notional amount of $4.7 million. Based on the fair value of these contracts at March 28, 2003, we recorded a liability of $0.2 million, which is included in the accrued liabilities other portion of the consolidated balance sheet.

Other Comprehensive Income

      Other comprehensive income represents unrealized gains and losses on our Euro foreign currency forward-exchange contracts that qualify for hedge accounting. The aggregate amount of such gains or losses that have not yet been recognized in net income is reported in the equity portion of the consolidated balance sheets as accumulated other comprehensive income.

Concentration of Credit Risk

      We sell a significant portion of our products through resellers and, as a result, maintain individually significant receivable balances with these parties. If the financial condition or operations of these resellers

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deteriorate substantially, our operating results and financial condition could be adversely affected. Our largest customer’s (IBM) receivable balance represented 22.3% of total accounts receivable at March 28, 2003. The two largest customers’ receivable balances combined represented 28.4% of total accounts receivable at March 28, 2003. The 10 largest customers’ receivable balances collectively represented 54.7% of total accounts receivable at March 28, 2003. Credit risk with respect to other accounts receivable is generally diversified because of the large number of entities comprising our customer base and their dispersion across many geographical regions. We continuously evaluate the credit worthiness and the financial condition of our resellers and other customers. We require collateral, such as letters of credit, in certain circumstances.

Use of Estimates

      The preparation of financial statements that conform with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect: the reported amounts of assets and liabilities, the reported amounts of revenue and expenses during the reporting period, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

New Pronouncements

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and other intangible assets be tested for impairment at least annually and prohibits periodic amortization of goodwill and some intangible assets into income. We adopted this standard in the first quarter of fiscal year 2003. The adoption of this standard did not have a material effect upon our financial position or results of operations. All goodwill was fully amortized into income in the normal course of business by the end of fiscal year 2002. Our review of the intangible assets resulted in no noted impairment and all intangible assets were fully amortized into income by the end of fiscal year 2003. (See Note 2 on page 39 of this Annual Report on Form 10-K for information on the required disclosures.)

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses recognition and measurement of losses related to impairment or disposal of long-lived assets. We adopted the statement in the first quarter of fiscal year 2003. The adoption of this standard did not have a material effect on our financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, which had required a liability for an exit cost be recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and requires that a liability for an exit cost be recognized when incurred. This statement also requires that the initial measurement of this liability be at fair value. Should we have a restructuring activity in the future, this statement would primarily impact the timing of the recognition of the expense. We do not believe the adoption of this statement will have a material impact on our financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation provides for additional disclosures to be made by a guarantor in its interim and annual financial statements about obligations that it has. This interpretation is effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provision of this interpretation during the third quarter of fiscal year 2003. The recognition provision of this interpretation had no impact on our financial position or results of operations.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting,” to require prominent disclosure in both the annual and interim financial statements about the method of accounting and the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. We adopted the disclosure provisions of this statement in the fourth quarter of fiscal year 2003. The adoption did not have a material impact on our financial position or results of operations, as we will continue to account for stock-based compensation under APB No. 25, “Accounting for Stock Issued to Employees.”

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. We currently are evaluating the provisions of this statement.

Note 2     Goodwill and Other Intangible Assets

      During the first quarter of fiscal year 2003, we implemented SFAS No. 142, “Goodwill and Other Intangible Assets,” which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. Because all goodwill and most intangible assets were fully amortized as of March 29, 2002, the adoption of this pronouncement did not have a material impact upon our financial position or results of operations. The remaining intangible asset was fully amortized during fiscal year 2003.

      The following table presents goodwill, intangible assets and accumulated amortization balances, which are included in other assets, at March 28, 2003 and March 29, 2002.

	March 28, 2003			March 29, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	($ in thousands)
Goodwill	$—	$—	$—	$392	$(392)	$—
Intangible asset — assembled workforce	—	—	—	86	(86)	—
Intangible asset — unpatented technology	889	(889)	—	889	(741)	148

Total goodwill and intangible assets	$889	$(889)	$—	$1,367	$(1,219)	$148

      Amortization expense on unpatented technology was $0.1 million in fiscal year 2003. Amortization expense on goodwill and all intangibles of $0.4 million and $0.3 million was charged to operations for the fiscal years 2002 and 2001, respectively.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SFAS No. 142 requires an assembled workforce to be treated as goodwill. As required by SFAS No. 142, the following table presents the transitional disclosures of the amortization expense related to goodwill and assembled workforce:

	March 28,	March 29,	March 30,
	2003	2002	2001

	($ in thousands, except per share data)
Net income (loss):
Reported net income (loss)	$3,037	$2,305	$(1,335)
Add back: amortization of goodwill	—	227	107

Adjusted net income (loss)	$3,037	$2,532	$(1,228)

Basic earnings (loss) per share:
Reported basic earnings (loss) per share	$0.52	$0.39	$(0.22)
Add back: amortization of goodwill	—	0.04	0.02

Adjusted basic earnings (loss) per share	$0.52	$0.43	$(0.20)

Diluted earnings (loss) per share:
Reported diluted earnings (loss) per share	$0.51	$0.39	$(0.22)
Add back: amortization of goodwill	—	0.04	0.02

Adjusted diluted earnings (loss) per share	$0.51	$0.43	$(0.20)

Note 3     Bank Borrowings and Debt Arrangements

      On May 1, 2000, we obtained a credit facility with a United States bank for $27.5 million that consisted of a $17.5 million, seven-year note secured by our Irvine facility and a $10.0 million three-year unsecured line of credit. The line of credit agreement generally provided for interest at the prime rate, or the London Interbank Offered Rate (“LIBOR”) plus 1.0%, at our discretion, contained certain standard financial and non-financial covenants, provided for an annual commitment fee of 0.375% of the unused portion of the line, and was renewable on May 1, 2003. During the first quarter of fiscal year 2002, we repaid the line of credit borrowings as scheduled and, during that same fiscal quarter, cancelled the $10.0 million unsecured line of credit. During fiscal years 2002 and 2001, the weighted average interest rate on the line of credit was 6.0% and 7.9%, respectively.

      The seven-year note contains customary default provisions, no restrictive covenants and requires monthly principal and interest payments, with a balloon payment of $12.6 million due June 1, 2007. Interest on the note is at variable rates based upon LIBOR plus 1.25%, and is reset for periods from one month up to one year, at our discretion. The interest rate on the note was 2.6% as of March 28, 2003. During fiscal years 2003, 2002 and 2001, the weighted average interest rate was 3.0%, 6.4% and 8.2%, respectively.

      We ended fiscal year 2003 with a balance of $15.6 million on the seven-year note, which consisted of long-term debt of $14.9 million and the current portion of long-term debt of $0.7 million. Repayment of the note is as follows: $0.7 million each year for fiscal years 2004 through 2007, and $12.8 in fiscal year 2008.

      At March 28, 2003, one of our foreign subsidiaries maintained unsecured lines of credit for $2.1 million with foreign banks, which include a standby letter of credit of $1.8 million. These credit facilities are subject to parent company guarantees and certain standard financial covenants. No fees are charged for the unused portion of the lines of credit. Any borrowings on the lines of credit would be subject to interest rates at approximately 0.25% to 1.0% above the prime lending rate. During fiscal years 2003, 2002 and 2001, there were no cash borrowings against these lines of credit.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On June 26, 2000, we entered into a $0.9 million credit agreement with a major foreign bank to support our hedging activities. This credit agreement has no restrictive covenants and is available to fund any forward currency contracts should we be unable to satisfy our obligations. The agreement automatically renews annually, subject to certain compliance requirements. There are no annual fees under this agreement if no amounts are borrowed. Any borrowings under this agreement would be subject to interest rates available at that time. During fiscal years 2003, 2002 and 2001, no amounts were borrowed under this credit agreement.

      Total interest expense for fiscal year 2003 and fiscal year 2002 was $0.6 million and $1.1 million and consisted mainly of interest payments on the seven-year note. Total interest expense for fiscal year 2001 was $1.3 million for the seven-year note and $0.4 million for the domestic line of credit.

Note 4     401(k) Savings, Profit-Sharing and Bonus Plans

      Effective January 1, 1985, we adopted a 401(k) Savings and Investment Plan (the “401(k) Plan”), for all eligible employees, which is designed to be tax deferred in accordance with the provisions of Section 401(k) of the Internal Revenue Code. All United States employees (including officers, but not outside directors) may contribute from 1% to 17% of compensation per week (subject to certain limitations) on a tax-free basis through a “salary reduction” arrangement. We match employee contributions up to a maximum of 3% of salary, or $2,000 per year, whichever is less. Employee contributions are always 100% vested. Our contributions become fully vested after four full years of employment. Our contributions to the 401(k) Plan were $0.4 million, $0.7 million and $0.7 million for the fiscal years 2003, 2002 and 2001, respectively. Our contributions were temporarily cancelled for the third and fourth quarters of fiscal year 2003.

      We also maintain a discretionary worldwide quarterly profit-sharing plan for qualified employees. Employees who have been with Printronix for 90 days of continuous service are eligible to participate in the profit-sharing plan. We allocate a percentage of pre-tax operating profit to a profit-sharing pool, which we then distribute to employees pro-rata based upon quarterly salary. In addition, certain executives are eligible to participate in a quarterly bonus plan, which is contingent upon achieving specific operating performance targets established by the Board of Directors. Our contributions to these plans were $0.9 million for each of the fiscal years 2003 and 2002. Fiscal year 2001 had no contributions to these plans because of the reported loss from operations.

Note 5     Restructuring Charges

      Operating expenses for fiscal year 2001 included charges of $1.8 million to restructure certain line matrix, thermal and verifier manufacturing, and support operations. The restructuring was initiated to reduce production costs by relocating certain line matrix and thermal manufacturing processes into our Singapore facility and by consolidating the manufacture of critical line matrix components into the Irvine facility. Also, configuration activities for printers for the domestic market were consolidated into the Irvine facility from the Memphis facility, and the verifier operations were relocated to the Irvine facility from another California location. In total, 72 positions were eliminated, or approximately 7.1% of the worldwide workforce. We essentially completed all the announced restructuring activities during the fourth quarter of fiscal year 2001.

      During fiscal years 2003 and 2002, we used $0.1 million and $0.3 million, respectively, of the remaining accrual for leasehold and rental costs on the unoccupied portion of the Memphis facilities. The remaining accrual of $59 thousand as of March 28, 2003, is for leasehold and rental costs on the unoccupied portion of the Memphis facilities and will be fully used in the next seven months.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The restructuring accrual is included in accrued liabilities other. The restructuring accrual and its use are summarized as follows for fiscal years 2003 and 2002:

	Accrual			Accrual
	as of			as of
	March 29,	Amounts	Amounts	March 28,
	2002	Utilized	Reclassified	2003

	($ in thousands)
Write-down and disposal of fixed assets	$50	$—	$50	$—
Other liabilities for lease-related expenses	154	95	—	59

Total restructuring accrual	$204	$95	$50	$59

	Accrual		Accrual
	as of		as of
	March 30,	Amounts	March 29,
	2001	Utilized	2002

	($ in thousands)
Write-down and disposal of fixed assets	$199	$149	$50
Other liabilities for vendor and lease-related expenses	277	123	154

Total restructuring accrual	$476	$272	$204

Note 6     Stockholders’ Equity

Stock Incentive Plan

      We have a stock incentive plan, the 1994 Stock Incentive Plan (the “Plan”), under which options may be granted to purchase shares of our common stock. We have authorized 2,900,000 shares for issuance under the Plan. Options under the Plan generally are granted at prices not less than the fair market value of the common stock on the date of grant and can become exercisable in installments at dates ranging from one to 10 years from the date of grant, as determined by the Stock Option/ Compensation Committee of the Board of Directors. Generally, outstanding options become exercisable at the rate of 25 percent per year, and expire between five to 10 years from the date of grant.

      The following is a summary of the transactions as discussed below, relating to the Plan for each of the three fiscal years in the period ended March 28, 2003:

	March 28, 2003		March 29, 2002		March 30, 2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Common Stock Options	Shares	Price	Shares	Price	Shares	Price

Beginning, outstanding	1,496,120	$9.63	1,485,676	$9.96	984,775	$12.30
Granted	245,299	11.81	141,450	8.07	752,604	7.43
Exercised	(129,583)	8.33	(10,525)	5.46	(16,830)	12.63
Forfeited and expired	(276,024)	11.48	(120,481)	12.39	(234,873)	11.52

Ending, outstanding	1,335,812	$9.78	1,496,120	$9.63	1,485,676	$9.96

Options exercisable	721,940		714,218		378,471

      As of March 28, 2003, there were 681,986 shares available to grant.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A detail of options outstanding and exercisable as of March 28, 2003, is presented below:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$ 5.30 - $ 8.50	393,071	7.80	$5.59	216,046	$5.56
8.63 - 10.63	287,567	4.12	9.97	132,629	10.04
10.81 - 11.38	329,175	0.82	11.20	283,375	11.18
11.85 - 22.38	325,999	3.25	13.23	89,890	15.80

$ 5.30 - $22.38	1,335,812	4.18	$9.78	721,940	$9.87

      Under the Plan, grants of restricted stock can be made at any price. During fiscal years 1998 and 1999, a total of 266,000 shares of restricted stock was granted to various employees and directors, subject to certain repurchase agreements and promissory notes. The issued shares vested in fiscal year 1999.

      On March 26, 1999, the purchase agreements and promissory notes were amended. Pursuant to these amendments, the shares no longer were subject to a right of repurchase by Printronix and, by virtue of no-prepayment provisions in the amended promissory notes, coupled with a pledge of the shares to secure payment of the notes, sales of the shares were precluded for a period of at least two years from March 26, 1999. Effective April 2, 2001, the purchase agreements and promissory notes were again amended to extend the term to April 2, 2003, and stop the accrual of interest. The shares remained pledged to secure payment of the promissory notes. During fiscal year 2002, 60,000 shares previously granted were cancelled and 206,000 remained issued and outstanding. On March 27, 2003, the signors of the remaining promissory notes indicated their intent not to make payment on the notes, at which time the company exercised its right under the terms of the notes and repossessed the remaining 206,000 shares of stock, which then were cancelled. Canceling these shares of stock had no impact on earnings.

      See Accounting for Stock-Based Compensation in Note 1 on page 36 of this Annual Report on Form 10-K, for the pro forma disclosures of net income (loss) and earnings (loss) per share required under SFAS No. 123.

Common Share Purchase Rights

      On March 16, 1989, we declared a dividend payable on April 4, 1989, of 10,311,603 Common Share Purchase Rights.

      Each right, when exercisable, entitles a stockholder to buy one share of our common stock at an exercise price of $15.55, subject to adjustment. The rights become exercisable ten days after certain persons or groups announce acquisition of 20% or more, or announce an offer for 30% or more, of our common stock. The rights are nonvoting, originally expired in ten years and may be redeemed prior to becoming exercisable. In the event we are acquired in a merger or other business combination, each outstanding right would entitle a holder to purchase, at the current exercise price, that number of shares of common stock of the surviving company having a market value equal to two times the exercise price of the right. Prior to expiration of the rights, the plan under which the rights were granted was amended to, among other things, extend the plan for an additional ten years and change the exercise price to $70.00. The foregoing is a general description only and is subject to the detailed terms and conditions set forth in the Amended and Restated Rights Agreement, dated as of April 4, 1999, between Printronix and ChaseMellon Shareholder Services, LLC, now Mellon Investor Services LLC.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase

      In the fourth quarter of fiscal year 2002, the Board of Directors authorized the company to purchase up to 500,000 shares of the company’s outstanding common stock. Purchases may be made from time-to-time in the open market. In fiscal year 2003, 161,967 shares of common stock were repurchased at prices ranging from $9.03 to $11.87 per share for a total cost of $1.7 million. Future purchases of 334,095 shares of common stock may be made at our discretion.

Note 7     Income Taxes

Provision (Benefit) for Income Taxes

      The provision (benefit) for income taxes for each of the three fiscal years in the period ended March 28, 2003 consisted of the following:

	March 28,	March 29,	March 30,
	2003	2002	2001

	($ in thousands)
Current provision (benefit):
Federal	$(100)	$(297)	$(1,589)
State	30	11	8
Foreign	639	1,267	170
Deferred provision (benefit)	(98)	(697)	178

Provision (benefit) for income taxes	$471	$284	$(1,233)

      The amounts for the tax provision (benefit) above are classified by the location of the taxing authority and not geographical region.

Components of Income (Loss) Before Taxes

      The components of income (loss) before taxes, based upon the tax jurisdiction, for each of the three fiscal years in the period ended March 28, 2003 consisted of the following:

	March 28,	March 29,	March 30,
	2003	2002	2001

	($ in thousands)
United States	$(1,083)	$(1,417)	$(5,112)
Foreign	4,591	4,006	2,544

Income (loss) before taxes	$3,508	$2,589	$(2,568)

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Income Tax Provision (Benefit)

      Deferred income taxes result from differences in the timing of reporting income and expenses for financial statement and income tax reporting purposes. The deferred income tax provision (benefit) for each of the three fiscal years in the period ended March 28, 2003 consisted of the following:

	March 28,	March 29,	March 30,
	2003	2002	2001

	($ in thousands)
Capitalized research and development	$(60)	$(148)	$30
Tax depreciation (under) over depreciation for financial reporting purposes	(145)	633	903
Inventory costs capitalized for tax and expensed for financial reporting	(74)	68	(223)
Decrease (increase) in reserves	145	(522)	323
Net operating loss carryforwards	(313)	—	(135)
Credit carryforwards	(253)	(728)	(720)
Valuation allowance	602	—	—

Deferred income tax provision (benefit)	$(98)	$(697)	$178

      Deferred income taxes are not provided for the undistributed earnings of our foreign subsidiaries, which totaled approximately $48.5 million as of March 28, 2003, as we intend to reinvest these earnings indefinitely outside of the United States.

      Net operating loss and credit carryforwards begin to expire as follows: $0.8 million in fiscal year 2023 for federal income tax purposes and $2.1 million in fiscal year 2014, $0.5 million in fiscal year 2015 and $0.3 million in fiscal year 2016 for state income tax purposes.

Deferred Income Tax Assets and Liabilities

      The deferred income tax assets and liabilities as of March 28, 2003 and March 29, 2002 consisted of the following:

	March 28,	March 29,
	2003	2002

	($ in thousands)
Inventory costs capitalized for tax and expensed for financial reporting purposes	$1,196	$1,122
Reserves	2,743	2,888
Net operating loss carryforwards	277	—

Deferred income tax assets — current	$4,216	$4,010

Capitalized research and development	$540	$480
Net operating loss carryforward	171	135
Credit carryforwards	1,801	1,548
Tax depreciation over depreciation for financial reporting purposes	(1,530)	(1,675)
Valuation allowance	(602)	—

Deferred income tax assets — long term, net	$380	$488

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We recorded a valuation allowance to reduce our deferred tax assets because we believe that certain tax credit carryforwards are more likely than not to not be realized.

Reconciliation of Effective Tax Rate to Statutory Federal Tax Rate

      Reconciliation of the effective tax rate to the statutory federal tax rate for the three fiscal years in the period ended March 28, 2003 consisted of the following:

	March 28,		March 29,		March 30,
	2003	%	2002	%	2001	%

	($ in thousands)
Provision (benefit) computed at statutory rates	$1,193	34.0%	$880	34.0%	$(899)	(35.0)%
State income tax provision, net of Federal tax benefit	20	0.5%	7	0.3%	5	0.2%
Difference in effective foreign tax rates	(1,524)	(43.4)%	(1,142)	(44.1)%	(719)	(28.0)%
Valuation allowance	602	17.2%	—	—	—	—
Other	180	5.1%	539	20.8%	380	14.8%

Income tax provision (benefit)	$471	13.4%	$284	11.0%	$(1,233)	(48.0)%

      We have subsidiaries in various countries and therefore are subject to varying income tax rates. The effective tax rate for fiscal year 2003 was 13.4%, which is lower than the federal statutory rate as a result of domestic operating losses due to the revenue declines in the Americas and pre-tax earnings by subsidiaries that operate within lower-tax jurisdictions.

      The effective tax rate for fiscal year 2002 was 11.0% primarily as a result of domestic operating losses due to the revenue declines in the Americas and pre-tax earnings by subsidiaries that operate within lower-tax jurisdictions.

      The effective tax rate for fiscal year 2001 was a benefit of 48.0%, primarily as a result of domestic operating losses and pre-tax earnings by subsidiaries that operate within lower-tax jurisdictions.

      We have a favorable pioneer tax status in Singapore for income generated from the manufacture of the Printronix P5000 Series line matrix products. The pioneer status started in April 1996, lasts for five years, and automatically is extendible to eight years. The pioneer status mandates that we meet certain requirements, including meeting specific levels of capital investment and engineering headcount. Net income generated in Singapore is exempt from tax liability through 2003 and is automatically extended to 2004. The pioneer status reduced foreign taxes by $0.9 million, $0.8 million and $0.6 million for fiscal years 2003, 2002 and 2001, respectively. The diluted net income per share effect of this pioneer status was 15 cents, 14 cents and 9 cents for fiscal years 2003, 2002 and 2001, respectively.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8     Segment and Customer Data

      We manufacture and sell a variety of printers and associated products that have similar economic characteristics as well as similar customers, production processes and distribution methods. We therefore have aggregated similar products and report one segment. Geographical segment data based upon the principal location of our operations for each of the three fiscal years in the period ended March 28, 2003, is as follows:

		Europe
	The	Middle East	Asia
	Americas	& Africa	Pacific	Eliminations	Consolidated

	($ in thousands)
March 28, 2003
Revenue:
Net sales	$82,263	$36,504	$19,462	$—	$138,229
Transfers between geographical locations	7,275	462	35,389	(43,126)	—

	$89,538	$36,966	$54,851	$(43,126)	$138,229
Income (loss) from operations	$(2,934)	$1,733	$4,248	$—	$3,047
Identifiable assets	$57,022	$11,023	$38,041	$—	$106,087

March 29, 2002
Revenue:
Net sales	$95,923	$32,416	$18,344	$—	$146,683
Transfers between geographical locations	6,583	886	43,738	(51,207)	—

	$120,506	$33,302	$62,082	$(51,207)	$146,683
Income (loss) from operations	$(703)	$815	$3,348	$—	$3,460
Identifiable assets	$60,149	$9,373	$35,437	$—	$104,959

March 30, 2001
Revenue:
Net sales	$105,528	$36,280	$16,283	$—	$158,091
Transfers between geographical locations	14,518	643	39,790	(54,951)	—

	$120,046	$36,923	$56,073	$(54,951)	$158,091
Income (loss) from operations	$(4,777)	$1,341	$1,509	$—	$(1,927)
Identifiable assets	$69,708	$11,041	$25,220	$—	$105,969

      Geographical information is based upon the principal location of our operations and not necessarily upon the location of the customers. Transfers between geographical locations are billed at manufacturing costs plus a margin representing a reasonable rate of return for activities performed. Certain operating expenses have been redistributed among geographical regions to reflect a reasonable allocation of operating expenses that support worldwide operations. The Americas’ sales included export sales, principally to Europe, Latin America, and Canada, of approximately $12.9 million, $17.8 million and $16.8 million for fiscal years 2003, 2002 and 2001, respectively.

      Sales by product line for fiscal year 2003 were as follows: line matrix printers — $103.4 million; laser printers — $16.9 million; thermal printers — $15.9 million; and verification products — $2.0 million.

      Sales by the location of the customers were as follows for fiscal years 2003, 2002 and 2001, respectively: The Americas — $72.0 million, $81.2 million and $93.0 million; EMEA — $48.9 million, $48.9 million and $49.8 million; and Asia Pacific — $17.3 million, $16.6 million and $15.3 million.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In fiscal years 2003, 2002 and 2001, we had two resellers, each of which represented a significant percentage of consolidated net sales. Sales to the largest reseller, IBM, represented 23.8% of net sales for fiscal year 2003, 27.4% of net sales for fiscal year 2002 and 26.1% of net sales for fiscal year 2001. Sales to the second largest reseller represented 9.0%, 8.6% and 8.5% of net sales for fiscal years 2003, 2002, and 2001, respectively. Sales to the top ten customers represented 50.9%, 53.9% and 54.7% of net sales for fiscal years 2003, 2002 and 2001, respectively. A significant decline in sales to any of these customers or channels could have an adverse effect upon our results of operations and financial condition.

Note 9     Commitments and Contingencies

Operating Leases

      With the exception of Singapore, we conduct our foreign operations, Memphis operations and United States sales offices using leased facilities under non-cancelable operating leases that expire at various dates from fiscal year 2004 through fiscal year 2008. We own the building in Singapore and have a land lease that expires in fiscal year 2057.

      The following is a summary of rental expense incurred for non-cancelable operating leases for buildings and equipment for each of the three fiscal years in the period ended March 28, 2003:

	March 28,	March 29,	March 30,
	2003	2002	2001

	($ in thousands)
Rental expense	$1,732	$1,363	$1,662

      The minimum rental commitments required under existing non-cancelable operating leases as of March 28, 2003, for the subsequent fiscal years are as follows:

2004	2005	2006	2007	2008	2009-2057	Total

($ in thousands)
$1,398	$935	$336	$190	$129	$14,577	$17,565

      The minimum rental commitment for the land located at the Singapore manufacturing facility represents $15.0 million of the above $17.6 million commitment under non-cancelable operating leases.

Environmental Assessment

      In January 1994 and March 1996, we were notified by the California Regional Water Quality Control Board — Santa Ana Region (the “Board”) that ground under one of our former production plants and ground adjacent to property previously occupied by us was thought to be contaminated with various chlorinated volatile organic compounds (“VOCs”). Evidence adduced from site studies undertaken to date indicates that compounds containing the VOCs were not used by Printronix during our tenancy, but were used by the prior tenant during its long-term occupancy of the site. Presently, the Board continues to investigate the source of the VOCs and currently no further orders are outstanding against us.

      In August 2002, we responded to an inquiry from the California Department of Toxic Substance Control (the “Department”) regarding our operations at the site of our former production plant. We believe there are no further orders outstanding against us.

      As of March 28, 2003 and March 29, 2002, we continued to maintain an accrual for $0.2 million, included in Accrued Liabilities Other, which we believe is a reasonable estimate to cover any additional expenses related to environmental tests that could be requested by the Board. We are convinced that we bear no responsibility for any contamination at the sites and we intend to defend vigorously any action that might be brought against us with respect thereto. Furthermore, we believe that we have adequately accrued for any

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future expenditures in connection with environmental matters and that such expenditures will not have a materially adverse effect upon our financial condition or results of operations.

Legal Matters

      We are involved in various claims and legal matters in the ordinary course of business. We do not believe these matters will have a materially adverse effect upon our results of operations or financial condition.

Accrued Liabilities Other

      Accrued liabilities other include reserves for potential tax issues.

Note 10     Quarterly Data (Unaudited)

	1st	2nd	3rd	4th
Fiscal Year 2003	Quarter	Quarter	Quarter	Quarter

	($ in thousands, except share and per share data)
Net sales	$37,303	$32,006	$34,132	$34,788
Gross margin	$13,000	$11,121	$12,011	$12,718
Net income	$994	$29	$819	$1,195
Net income per share:
Basic	$0.17	$0.00	$0.14	$0.21
Diluted	$0.16	$0.00	$0.14	$0.20

	1st	2nd	3rd	4th
Fiscal Year 2002	Quarter	Quarter	Quarter	Quarter

Net sales	$39,607	$36,519	$33,970	$36,587
Gross margin	$12,049	$11,547	$11,468	$12,506
Net income	$519	$410	$560	$816
Net income per share:
Basic	$0.09	$0.07	$0.10	$0.14
Diluted	$0.09	$0.07	$0.09	$0.13

Item 9.	Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

      Effective June 12, 2002 the Company dismissed Arthur Andersen LLP (“Arthur Andersen”) as its accountant. Arthur Andersen’s report on the Company’s financial statements for the last two fiscal years contained no adverse opinion, contained no disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended by the Company’s audit committee and approved by its board of directors. During the last two fiscal years and thereafter through June 19, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

      Effective June 19, 2002 the Company retained PricewaterhouseCoopers LLP (“PwC”) as its new accountants. The Company did not consult with PwC with respect to any of its financial statements during the last two fiscal years or thereafter through June 19, 2002.

      The Company provided Arthur Andersen a copy of the foregoing disclosures. As required by Item 304(a)(3) of Regulation S-K (Reg. §229.304(a)(3)), a copy of Arthur Andersen’s letter dated June 19, 2002 stating that it has found no basis for disagreement with such statements is incorporated by reference to Exhibit 16 on Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2002.

PART III

      Information required under Item 10 “Directors and Executive Officers of the Registrant” (except for certain information concerning the Executive Officers provided below), Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management,” and Item 13 “Certain Relationships and Related Transactions” has been omitted from this report. Such information is hereby incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 20, 2003, which the Company intends to file with the Securities and Exchange Commission not later than July 16, 2003.

Executive Officers of the Registrant

      The executive officers of Printronix and their ages as of March 28, 2003, are as follows:

Robert A. Kleist	74	President, Chief Executive Officer and Director
Theodore A. Chapman	54	Senior Vice President, Engineering and Chief Technical Officer
C. Victor Fitzsimmons	55	Senior Vice President, Worldwide Manufacturing
Andrei S. Hall	54	Senior Vice President, Sales and Marketing
George L. Harwood	58	Senior Vice President, Finance and Information Systems (IS), Chief Financial Officer and Corporate Secretary

      Officers are appointed by, and hold office at, the pleasure of the Board of Directors.

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

      Mr. Fitzsimmons joined Printronix in September 1985 as Director of Information Systems. In December 1988, he was appointed Vice President, Information Systems. In May 1990, Mr. Fitzsimmons assumed responsibility for Printronix B.V., the Company’s Netherlands subsidiary. Mr. Fitzsimmons also was appointed to the office of Vice President, Irvine Manufacturing in October 1990. In July 1991, he assumed responsibility for Printronix Schweiz GmbH (formerly known as Printronix A.G.), the Company’s Singapore subsidiary. From May 1992 to October 1994, Mr. Fitzsimmons was Senior Vice President, Manufacturing and Information Systems. In October 1994, he was appointed Senior Vice President, Worldwide Manufacturing. From September 1979 to September 1985, Mr. Fitzsimmons held various senior IS positions at Magnavox.

      Mr. Hall joined Printronix in January 2002 as Senior Vice President, Sales and Marketing. For the previous 28 years, Mr. Hall held various senior positions in marketing, sales and general management at Xerox Corporation. Before his most recent role at Xerox Corporation as Vice President, eMarketing, Mr. Hall served as Vice President/ General Manager of the certified Pre-owned Business Unit and Vice President/ General Manager of the Departmental Copier Business Team.

      Mr. Harwood joined the Company in October 1988 as Senior Vice President, Finance and Chief Financial Officer. Mr. Harwood also was appointed to the office of Corporate Secretary in January 1989. In October 1994, Mr. Harwood assumed responsibility for the Company’s Information Systems. From December 1984 to October 1988, Mr. Harwood was Chief Financial Officer and Vice President, Finance at Qume Corporation. From December 1982 to December 1984, Mr. Harwood was Group Controller of ITT Automotive Products, Worldwide. In prior years, Mr. Harwood held various senior financial positions at ITT in Brussels, London, and Zambia. Mr. Harwood is a Fellow of the Institute of Chartered Accountants in England and has had seven years of public accounting experience, including positions at Price Waterhouse LLP.

Item 10.	Audit Committee Financial Expert and Code of Ethics

Audit Committee Financial Expert

      The members of the audit committee have substantial experience in assessing the performance of companies, gained as members of the Company’s board of directors and audit committee, as well as by serving on the boards of directors of other companies. As a result, they each have an understanding of financial statements. However, none of them keep current on all aspects of generally accepted accounting principles. Accordingly, the board of directors does not consider any of them to be a financial expert as that term is defined in applicable regulations. Nevertheless, the board of directors believes that they competently perform the functions required of them as members of the audit committee and, given the background they have with the company, it would not be in the best interest of the Company to replace any of them with another person to qualify a member of the audit committee as a financial expert.

Code of Ethics

      The Company adopted a code of ethics (the “Code”) in 1980 that applies to all employees, officers and directors of the Company. The Code has been amended from time to time, most recently in 1995. It is broad in scope, is intended to foster accurate financial reporting, honest and ethical conduct, compliance with laws and the like. It does not expressly cover certain procedural matters covered by the Sarbanes-Oxley Act and regulations promulgated thereunder and may not constitute a “code of ethics” within the meaning of the law and regulations. Accordingly, the Company adopted an additional code of ethics on December 12, 2002, and subsequently amended such code of ethics on March 27, 2003, that covers senior executive officers of the Company and is intended to comply with the new law and regulations.

Item 14.	Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation as of a date within 90 days prior to the date of the filing of this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer of the Company, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls after the date of such evaluation.

PART IV

Item 15.	Principal Accountant Fees and Services

      Information required under Item 15 “Principal Accountant Fees and Services” has been omitted from this report. Such information is hereby incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 20, 2003, which the Company intends to file with the Securities and Exchange Commission not later than July 16, 2003.

Item 16.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Index to Financial Statements

      1. Financial Statements included in Part II of this Report:

      2. Schedules supporting the Consolidated Financial Statements:

Page
in This Report

Report of Independent Public Accountants on Schedule	58
Schedule II — Valuation and Qualifying Accounts	59

      All schedules except Schedule II have been omitted for the reason that the required information is shown in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

      (b) Reports on Form 8-K

      A Current Report on Form 8-K dated June 19, 2002, was filed by the Company with the Securities and Exchange Commission to provide disclosure information regarding a change in auditors because of Arthur Andersen, LLP’s cessation of operations.

      A Current Report on Form 8-K dated May 6, 2003, was filed by the Company with the Securities and Exchange Commission to provide information regarding its fourth quarter and fiscal year 2003 results.

      (c) Exhibits

      Reference is made to the Index of Exhibits beginning at page 60 of this Annual Report on Form 10-K which index is incorporated herein by reference.

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

PRINTRONIX, INC.

By:	/s/ ROBERT A. KLEIST

Robert A. Kleist, President

Dated: June 25, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT A. KLEIST Robert A. Kleist	President, Chief Executive Officer and Director (Principal Executive Officer)	June 25, 2003

/s/ GEORGE L. HARWOOD George L. Harwood	Senior Vice President, Finance & IS, Chief Financial Officer and Corporate Secretary (Principal Accounting and Financial Officer)	June 25, 2003

/s/ BRUCE T. COLEMAN Bruce T. Coleman	Director	June 25, 2003

/s/ JOHN R. DOUGERY John R. Dougery	Director	June 25, 2003

/s/ CHRIS WHITNEY HALLIWELL Chris Whitney Halliwell	Director	June 25, 2003

/s/ ERWIN A. KELEN Erwin A. Kelen	Director	June 25, 2003

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      The undersigned hereby certify that, to the best of their knowledge, the foregoing report of Printronix, Inc. fully complies with the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Printronix, Inc.

By: /s/ ROBERT A. KLEIST ------------------------------------------------- Robert A. Kleist	By: /s/ GEORGE L. HARWOOD - -------------------------------------------------- George L. Harwood

President and Chief Executive Officer	Sr. Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial Officer and Duly Authorized Officer)

Date: June 25, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Kleist, certify that:

1. I have reviewed this annual report on Form 10-K of Printronix, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PRINTRONIX, INC.

By: /s/ ROBERT A. KLEIST

Robert A. Kleist
President and Chief Executive Officer

Dated: June 25, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, George L. Harwood, certify that:

1. I have reviewed this annual report on Form 10-K of Printronix, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PRINTRONIX, INC.

By:	/s/ GEORGE L. HARWOOD

George L. Harwood
Sr. Vice President, Finance, Chief Financial
Officer and Secretary (Principal Financial
Officer and Duly Authorized Officer)

Dated: June 25, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

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

/s/ ARTHUR ANDERSEN LLP

Orange County, California

April 26, 2002

PRINTRONIX, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE THREE FISCAL YEARS IN THE PERIOD ENDED MARCH 28, 2003

		Additions

	Balance at	Charged to	Charged to			Balance
	Beginning	Cost and	Other			at End
Description	of Period	Expenses	Accounts	Deductions		of Period

	($ in thousands)
Fiscal year Ended March 28, 2003
Allowance for Doubtful Accounts	$2,524	$365	$—	$279	A	$2,610

Fiscal year Ended March 29, 2002
Allowance for Doubtful Accounts	$2,154	$538	$—	$168	A	$2,524

Fiscal year Ended March 30, 2001
Allowance for Doubtful Accounts	$2,434	$464	$—	$744	A	$2,154

Description of Other Additions and Deductions:

      A — Accounts deemed to be bad debt losses

INDEX OF EXHIBITS

Exhibit
Number		Description

3.1		Certificate of Incorporation of Printronix, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-K for fiscal year ended March 27, 1998).
3.2		By-laws of Printronix, Inc. currently in effect (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 31, 1989), as amended in Exhibit 3.2a.
3	.2a	Amendment to By-laws of Printronix, Inc. (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).
4.1		Copies of certain instruments, which in accordance with paragraph (b)(4) (iii) of Item 601 of Regulation S-K are not required to be filed as exhibits to Form 10-K, have not been filed by Printronix. Printronix agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
4.2		Amended and Restated Rights Agreement, dated as of April 4, 1999 between Printronix, Inc. and Chase Mellon Shareholder Services, L.L.C., including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/ A filed on or about May 7, 1999).
10.1		Printronix, Inc. 1980 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibits 4.1 and 4.2 to Post-Effective Amendment No. 5 to Registration Statement No. 2-70035 on Form S-8).
10.2		Reserved.
10.3		Form of Indemnification Agreement between Printronix, Inc. and its directors (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-K for the fiscal year ended March 27, 1987).
10.4		Printronix, Inc. Executive Health Insurance Plan (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-K for the fiscal year ended March 29, 1985).
10.5		Printronix, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 10-K for the fiscal year ended March 25, 1994).
10	.5a	Printronix, Inc. 1994 Stock Incentive Plan, as amended (incorporated by reference to the Company’s 1997 Proxy Statement dated August 12, 1997).
10	.5b	Printronix, Inc. 1994 Stock Incentive Plan, as amended (incorporated by reference to the Company’s 1999 Proxy Statement dated August 17, 1999).
10	.5c	Printronix, Inc. 1994 Stock Incentive Plan, as amended (incorporated by reference to the Company’s 2001 Proxy Statement dated August 22, 2001).
10.6		Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Robert A. Kleist (incorporated by reference to Exhibit 10.11 to the Company’s Report on Form 10-K for the fiscal year ended March 27, 1998).
10	.6a	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Robert A. Kleist (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).
10	.6b	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Robert A. Kleist (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 30, 2001).
10.7		Reserved.

Exhibit
Number		Description

10.8		Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and George L. Harwood (incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 10-K for the fiscal year ended March 27, 1998).
10	.8a	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and George L. Harwood (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).
10	.8b	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and George L. Harwood (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 30, 2001).
10.9		Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and C. Victor Fitzsimmons (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-K for the fiscal year ended March 27, 1998).
10	.9a	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and C. Victor Fitzsimmons (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).
10	.9b	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and C. Victor Fitzsimmons (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 30, 2001).
10.10		Reserved.
10.11		Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Gordon B. Barrus (incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10-K for the fiscal year ended March 27, 1998).
10	.11a	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Gordon B. Barrus (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).
10	.11b	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Gordon B. Barrus (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 30, 2001).
10.12		Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Theodore A. Chapman (incorporated by reference to Exhibit 10.17 to the Company’s report on Form 10-K for fiscal year ended March 27, 1998).
10	.12a	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Theodore A. Chapman (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).
10	.12b	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Theodore A. Chapman (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 30, 2001).
10.13		Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Philip Low Fook (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-K for the fiscal year ended March 27, 1998).
10	.13a	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Philip Low Fook (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).
10	.13b	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Philip Low Fook (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 30, 2001).

Exhibit
Number		Description

10.14		Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Bruce T. Coleman (incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 10-K for the fiscal year ended March 27, 1998).
10	.14a	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Bruce T. Coleman (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).
10	.14b	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Bruce T. Coleman (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 30, 2001).
10.15		Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and John R. Dougery (incorporated by reference to Exhibit 10.20 to the Company’s Report on Form 10-K for the fiscal year ended March 27, 1998).
10	.15a	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and John R. Dougery (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).
10	.15b	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and John R. Dougery (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 30, 2001).
10.16		Reserved.
10.17		Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Erwin A. Kelen (incorporated by reference to Exhibit 10.22 to the Company’s Report on Form 10-K for the fiscal year ended March 27, 1998).
10	.17a	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Erwin A. Kelen (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).
10	.17b	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Erwin A. Kelen (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 30, 2001).
10.18		Restricted Stock Purchase Agreement dated August 21, 1998 between the Company and Chris Whitney Halliwell (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).
10	.18a	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Chris Whitney Halliwell (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 26, 1999).
10	.18b	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Chris Whitney Halliwell (incorporated by reference to the Company’s report on Form 10-K for fiscal year ended March 30, 2001).
14		Code of Ethics.
16		Letter from Arthur Andersen, dated June 19, 2002 (incorporated herein by reference to Exhibit 16 on Form 8-K filed with the Securities and Exchange Commission on June 19, 2002).
21		List of Printronix’s subsidiaries.
23		Consent of Independent Auditors, PricewaterhouseCoopers LLP.