Form 10-Q
period 2003-06-27
PRINTRONIX INC
filed 2003-08-11
CIK 311505

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from _________ to __________

Commission file number 0-9321

PRINTRONIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2903992
(state or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14600 Myford Road
P. O. Box 19559, Irvine, California	92623
(Address of principal executive offices)	(Zip Code)

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

YES  [X]          NO  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

YES  [   ]          NO  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 25, 2003

$0.01 par value	5,589,687

PRINTRONIX, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

			Page
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements (Unaudited)
		Consolidated Balance Sheets at June 27, 2003 and March 28, 2003	3
		Consolidated Statements of Operations for the Three Months Ended June 27, 2003 and June 28, 2002	5
		Consolidated Statements of Cash Flows for the Three Months Ended June 27, 2003 and June 28, 2002	6
		Condensed Notes to Consolidated Financial Statements	7
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	19
	Item 4.	Controls and Procedures	20
Part II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	21
	Item 6.	Exhibits and Reports on Form 8-K	21
	Signatures		22
	Certifications Pursuant to the Sarbanes — Oxley Act of 2002		23 - 26

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 27, 2003	March 28, 2003

	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$29,398	$29,617
Accounts receivable, net of allowance for doubtful accounts of $2,609 and $2,610 as of June 27, 2003 and March 28, 2003, respectively	15,325	18,741
Inventories:
Raw materials, subassemblies and work in process	10,096	9,788
Finished goods	3,006	2,890

Total inventory	13,102	12,678
Prepaid expenses and other current assets	2,203	1,526
Deferred income tax assets	4,216	4,216

Total current assets	64,244	66,778

Property, plant and equipment, at cost:
Machinery and equipment	28,830	28,672
Furniture and fixtures	26,607	25,874
Buildings and improvements	22,671	22,655
Land	8,100	8,100
Leasehold improvements	949	937

	87,157	86,238
Less: Accumulated depreciation and amortization	(48,997)	(47,457)

Property, plant and equipment, net	38,160	38,781
Long-term deferred income tax assets, net	380	380
Other assets	153	148

Total assets	$102,937	$106,087

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS continued
(Unaudited)

	June 27, 2003	March 28, 2003

	($ in thousands, except share and per share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$700	$700
Accounts payable	5,393	6,520
Accrued liabilities:
Payroll and employee benefits	4,159	5,044
Warranty	1,413	1,356
Deferred revenue	1,982	2,214
Other	4,371	4,245
Income taxes	—	29

Total current liabilities	18,018	20,108

Long-term debt, net of current portion	14,700	14,875
Deferred revenue, net of current portion	23	28
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value (Authorized 30,000,000 shares; issued and outstanding 5,529,757 and 5,611,480 shares as of June 27, 2003 and March 28, 2003, respectively)	55	56
Additional paid-in capital	28,877	29,248
Accumulated other comprehensive expense	(56)	(28)
Retained earnings	41,320	41,800

Total stockholders’ equity	70,196	71,076

Total liabilities and stockholders’ equity	$102,937	$106,087

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended

	June 27, 2003	June 28, 2002

.	($ in thousands, except share and per share data)
Revenue	$30,538	$37,303
Cost of sales	19,495	24,303

Gross margin	11,043	13,000
Operating expenses:
Engineering and development	3,814	4,061
Sales and marketing	5,084	5,577
General and administrative	2,056	2,386

Total operating expenses	10,954	12,024

Income from operations	89	976
Other income (expense):
Foreign currency gains, net	126	285
Interest and other expenses, net	(166)	(18)

Income before income taxes	49	1,243
Provision for income taxes	2	249

Net income	$47	$994

Net income per share:
Basic	$0.01	$0.17
Diluted	$0.01	$0.16
Shares used in computing net income per share:
Basic	5,544,078	5,866,743
Diluted	5,671,206	6,099,181

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended

	June 27, 2003	June 28, 2002

	($ in thousands)
Cash Flows From Operating Activities:
Net income	$47	$994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,741	1,915
Provision for doubtful accounts receivable	3	185
(Gain) loss on disposal of property and equipment	(10)	77
Changes in operating assets and liabilities:
Accounts receivable	3,413	(2,842)
Inventories	(424)	1,496
Prepaid expenses and other assets	(682)	(614)
Accounts payable	(1,127)	(226)
Payroll and employee benefits	(885)	(457)
Accrued income taxes	(29)	368
Deferred revenue	(237)	(83)
Other liabilities	156	550

Net cash provided by operating activities	1,966	1,363

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(1,142)	(740)
Proceeds from disposition of property, plant and equipment	32	61

Net cash used in investing activities	(1,110)	(679)

Cash Flows From Financing Activities:
Payments made on seven-year note	(175)	(175)
Repurchase and retirement of common stock	(1,061)	—
Proceeds from the exercise of employee stock options	161	263

Net cash (used in) provided by financing activities	(1,075)	88

Net (decrease) increase in cash and cash equivalents	(219)	772
Cash and cash equivalents at beginning of period	29,617	22,618

Cash and cash equivalents at end of period	$29,398	$23,390

Supplementary disclosures of cash flow information:
Income tax paid	$154	$170
Interest paid	$125	$132

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 27, 2003
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

In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the financial position and results of operations as of and for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our latest Annual Report on Form 10-K for the fiscal year ended March 28, 2003, as filed with the Securities and Exchange Commission. The consolidated balance sheet as of March 28, 2003, presented herein has been derived from the audited consolidated balance sheet contained in our latest Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

Unless the context otherwise requires, the terms “we,” “our,” “us,” “company” and “Printronix” refer to Printronix, Inc. and its consolidated subsidiaries.

Certain amounts for the previous fiscal year have been reclassified to conform to the fiscal year 2004 presentation.

2)	Intangible Assets

During the three months ended June 28, 2002, the company recorded $45 thousand of intangible amortization expense, related to unpatented technology. As of March 28, 2003, all intangible assets had been fully amortized.

3)	Bank Borrowings And Debt Arrangements

Seven-Year Note

On May 1, 2000, we obtained a credit facility with a United States bank for a $17.5 million, seven-year note secured by our Irvine facility. The seven-year note contains customary default provisions, no restrictive covenants and requires monthly principal and interest payments, with a balloon payment of $12.6 million due June 1, 2007. Interest on the note is at variable rates based upon LIBOR plus 1.25%, and is reset for periods from one month up to one year, at our discretion. The interest rate on the note at June 27, 2003 and the weighted average interest rate on the note for the current quarter was 2.6%. Total interest expense on the note was $0.1 million for both the current and year ago quarter. We ended the current quarter with a balance of $15.4 million on the note, which consisted of $14.7 million long-term debt and $0.7 million for the current portion of long-term debt.

Foreign Lines Of Credit

At June 27, 2003, one of our foreign subsidiaries maintained unsecured lines of credit for $2.1 million with foreign banks, which included a standby letter of credit of $1.8 million. These credit facilities are subject to parent company guarantees and certain standard financial covenants. No fees are charged for the unused portion of the lines of credit. Any borrowings on the lines of credit would be subject to interest rates at approximately 0.25% to 1.0% above the prime lending rate. There were no cash borrowings against these lines of credit for the fiscal periods presented.

Credit Agreement For Hedging Activity

On June 26, 2000, we entered into a $0.9 million credit agreement with a major foreign bank to support our hedging activities. This credit agreement has no restrictive covenants and is available to fund any forward currency contracts should we be unable to satisfy our obligations. The agreement automatically renews annually, subject to certain compliance requirements. There are no annual fees under this agreement if no amounts are borrowed. Any borrowings under this agreement would be subject to interest rates available at that time. No amounts were borrowed under this credit agreement for the fiscal periods presented.

4)	Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive. Net income per share data for the three months ended June 27, 2003 and June 28, 2002, is as follows:

	Three Months Ended

	June 27, 2003	June 28, 2002

	($ in thousands, except share and per
	share data)
Net income	$47	$994
Basic weighted average shares outstanding	5,544,078	5,866,743
Basic net income per share	$0.01	$0.17
Effect of dilutive securities:
Basic weighted average shares outstanding	5,544,078	5,866,743
Dilutive effect of stock options	127,128	232,438

Dilutive weighted average shares outstanding	5,671,206	6,099,181
Diluted net income per share	$0.01	$0.16

The dilutive weighted average shares outstanding does not include the antidilutive impact of 799,517 and 132,898 stock options for the three months ended June 27, 2003 and June 28, 2002, respectively, because the exercise price of the stock options exceeded the average market value of the stock in the periods presented.

5)	Stock-Based Compensation

We account for stock-based compensation issued to employees using the intrinsic-value-based method as prescribed by the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic-value-based method, compensation is the excess, if any, of the fair market value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period. No stock-based employee compensation cost is reflected in net income for the periods presented as all options granted under the stock-based compensation plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation and is provided in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

	Three Months Ended

	June 27, 2003	June 28, 2002

	($ in thousands, except per share data)
Net income, as reported	$47	$994
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(196)	(657)

Pro forma net income (loss)	$(149)	$337

Earnings (loss) per share:
Basic — as reported	$0.01	$0.17
Basic — pro forma	$(0.03)	$0.11
Diluted — as reported	$0.01	$0.16
Diluted — pro forma	$(0.03)	$0.11

6)	Common Stock

In the fourth quarter of fiscal year 2002, the Board of Directors authorized the company to purchase up to 500,000 shares of the company’s outstanding common stock. Purchases may be made from time-to-time in the open market. During the first quarter of fiscal year 2004, 106,700 shares of common stock were repurchased at prices ranging from $9.70 to $10.61 per share for a total cost of $1.1 million. Future purchases of 227,395 shares of common stock may be made at our discretion.

Stock options exercised totaled 24,977 and 33,014 for the three months ended June 27, 2003 and June 28, 2002.

7)	Stock Incentive Plan

Under our 1994 Stock Incentive Plan, options may be granted to purchase shares of our common stock. As of June 27, 2003, there were 1,276,647 stock options outstanding and 716,174 stock options available to grant.

8)	Restructuring Charges

During fiscal year 2001, we completed a plan to restructure certain line matrix, thermal and verifier manufacturing, and support operations. The restructuring was initiated to reduce production costs by relocating certain line matrix and thermal manufacturing processes into our Singapore facility and by consolidating the manufacture of critical line matrix components into the Irvine facility. Also, configuration activities for printers for the domestic market were consolidated into the Irvine facility from the Memphis facility, and the verifier operations were relocated to the Irvine facility from another California location. In total, 72 positions were eliminated, or approximately 7.1% of the worldwide workforce.

During the current quarter, we utilized $24 thousand of the remaining restructuring accrual for leasehold and rental costs on the unoccupied portion of the Memphis facilities. The remaining accrual of $35 thousand as of June 27, 2003, is for the leasehold and rental costs on the unoccupied portion of the Memphis facilities and will be fully utilized in the next fiscal quarter.

9)	Warranty Costs

Our financial statements reflect reserves for potential warranty claims based upon our claims experience and other known factors. Printronix offers either a 90-day on-site or a 12-month return-to-factory standard parts-and-labor warranty on printer and verifier products to most customers. Defective printers and verifiers can be returned to us for repairs or replacement in the applicable warranty period at no cost to the customer. Supplies are warranted for the shelf life of the products, which can be up to two years. Estimated costs of future warranty obligations are charged to cost of sales in the period in which the products are sold. The following is a summary of our accrued warranty obligation for the quarter ended June 27, 2003:

June 27, 2003

($ in thousands)
Beginning balance, warranty reserves	$1,356
Add warranty expense	298
Accrual adjustments to reflect actual experience	56
Deduct warranty charges incurred	(297)

Ending balance, warranty reserves	$1,413

10)	Commitments And Contingencies

Contractual Obligations And Commercial Commitments

We are obligated under certain borrowing and lease commitments. Additional information on our borrowing obligations can be found in Note 3. There were no material changes in our borrowing and operating lease agreements as of June 27, 2003 from that reported in our Annual Report on Form 10-K.

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

In August 2002, we responded to an inquiry from the California Department of Toxic Substance Control regarding our operations at the site of our former production plant. We believe there are no further orders outstanding against us.

As of June 27, 2003, we continued to maintain an accrual for $0.2 million, included in accrued liabilities other, which we believe is a reasonable estimate to cover any additional expenses related to environmental tests that could be requested by the Board. We are convinced that we bear no responsibility for any contamination at the sites and we intend to defend vigorously any action that might be brought against us with respect thereto. Furthermore, we believe that we have adequately accrued for any future expenditures in connection with environmental matters and that such expenditures will not have a materially adverse effect upon our financial condition or results of operations.

Legal Matters

We are involved in various claims and legal matters in the ordinary course of business. We do not believe that these matters will have a materially adverse effect upon our results of operations or financial condition.

Accrued Liabilities Other

Accrued liabilities other include reserves for potential tax issues.

11)	Other Comprehensive Expense

Other comprehensive income represents unrealized gains and losses on our Euro foreign currency forward exchange contracts that qualify for hedge accounting. The aggregate amount of such gains or losses that have not yet been recognized in net income is reported in the equity portion of the consolidated balance sheets as accumulated other comprehensive expense.

We implemented a foreign currency-hedging program in April 2000 in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. Under the program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of June 27, 2003, we had outstanding forward exchange contracts with a notional amount of $5.3 million. Based on the fair value of these contracts at June 27, 2003, we recorded a net liability of $0.3 million.

The following table reconciles net income to comprehensive income for the fiscal periods presented:

	Three Months Ended

	June 27, 2003	June 28, 2002

	($ in thousands)
Net income	$47	$994
Other comprehensive expense, net of tax	(28)	(80)

Comprehensive income	$19	$914

12)	Segment Data

We manufacture and sell a variety of printers and associated products that have similar economic characteristics as well as similar customers, production processes and distribution methods. We therefore have aggregated similar products and report one segment.

13)	New Pronouncements

In April 2003, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. We plan to adopt this standard in the second fiscal quarter. We are currently evaluating the provisions of this statement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and measured. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe the adoption of this statement will have a material impact on our financial position or results of operations.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

PRINTRONIX, INC. AND SUBSIDIARIES

Except for historical information, this Form 10-Q contains “forward-looking statements” about Printronix, within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “objectives,” “believes,” “expects,” “plans,” “intends,” “should,” “estimates,” “anticipates,” “forecasts,” “projections,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer industry and in the economy in general; the ability of the company to achieve growth in the Asia Pacific market; adverse political and economic events in the company’s markets; a worsening of the global economy due to general conditions; a worsening of the global economy resulting from terrorist attacks or risk of war; a worsening of the global economy resulting from SARS (Severe Acute Respiratory Syndrome); the ability of the company to maintain our production capability in our Singapore plant or obtain product from our Asia Pacific suppliers given the outbreak of SARS; the ability of the company to hold or to increase market share with respect to line matrix printers; the ability of the company to successfully compete against entrenched competition in the thermal printer market; the ability of the company to attract and to retain key personnel; the ability of the company’s customers to achieve their sales projections, upon which the company has in part based its sales and marketing plans; the ability of the company to retain its customer base and channel; the ability of the company to compete against alternate technologies for applications in our markets; and the ability of the company to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change. The company does not undertake to publicly update or revise any of its forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized.

RESULTS OF OPERATIONS

Revenue

Compared with the Prior Year Quarter

Consolidated revenue for the current quarter was $30.5 million, a decrease of $6.8 million, or 18.1%, from the same period last year. The overall decline in revenue was primarily due to the challenging economic environment experienced globally and partially due to a large one-time sale in the prior period, SARS and the impact of competing technologies on line matrix product sales. Continuing economic uncertainty in the Americas and European markets have caused a slow down, or deferral, of customer capital expenditures, directly impacting the company’s sales in these regions.

Sales to the Americas for the quarter were $16.6 million, down $2.4 million, or 12.8%, from the year ago quarter. The decline was primarily due to lower sales through distribution channels.

EMEA sales were $10.4 million, down $3.2 million, or 23.7%, from the same period last year primarily due to lower sales through the OEM channel. Of the $3.2 million reduction, $2.4 million was related to a large one-time sale in the year ago quarter of line matrix printers into Algeria through our OEM channel.

Asia Pacific sales for the quarter decreased $1.1 million, or 23.7%, from a year ago. We believe the SARS epidemic in the region contributed partially to the sales decrease, particularly in China, where sales were down $0.3 million. The SARS epidemic has resulted in travel restrictions in the region, cancelled product demonstrations and cancelled meetings with suppliers and vendors.

Line matrix sales for the quarter were $22.2 million, a decrease of 20.7% from the same period last year. Line matrix revenue was 72.7% of total revenue for the quarter, compared with 75.0% in the year ago quarter.

Thermal sales for the quarter were $4.3 million consistent with the same period a year ago. Thermal sales were 14.1% of total revenue, compared with 11.6% in the year ago quarter.

Laser sales for the quarter totaled $3.4 million, down 23.7% from the prior year quarter. Laser sales were 11.2% of total revenue for the quarter, compared with 12.1% in the year ago quarter.

Verification products revenue for the quarter was $0.6 million, up from $0.5 million from a year ago.

Sales to our largest customer, IBM, increased $0.3 million, to $9.0 million, or 29.4% of total sales, for the quarter, compared with $8.7 million, or 23.4%, a year ago. Sales to our second largest customer were $2.3 million, or 7.5% of total sales for the quarter, compared with $3.7 million, or 9.9% of total sales last year.

For the current quarter, sales by channel were $12.0 million OEM, $17.5 million distribution, and $1.0 million direct, or 39.5% OEM, 57.2% distribution, and 3.3% direct as a percent of revenue. For the same period last year, sales by channel were $16.1 million OEM, $20.0 million distribution, and $1.2 million direct, or 43.3% OEM, 53.6% distribution, and 3.2% direct as a percent of revenue.

Recurring revenue from the installed base was $12.4 million, unchanged from the prior year and was 41% of revenue. Recurring revenue includes line matrix ribbons, laser consumables, spares sales, sales under the advance exchange program, printer maintenance and depot repair services.

The effect on revenue of changes in the Euro’s value in the current quarter compared with the year ago quarter was a $0.8 million increase.

Gross Margin

Gross margin for the current quarter was 36.2%, up from 34.8% for the same quarter last year. The improvement over the prior year quarter is primarily due to the strengthening of the Euro, continuing production cost reductions, a more favorable product mix and cost control activities, somewhat offset by the effect of lower sales volumes. The impact of the Euro contributed improvement in the gross margin of $0.6 million.

Operating Expenses

Engineering and development expenses for the current quarter decreased 6.1% to $3.8 million compared with the same period last year due to lower product development costs. As a percentage of sales, engineering and development expenses increased to 12.5% for the current quarter as a result of lower revenue, from 10.9% for the same quarter last year.

Sales and marketing expenses for the current quarter decreased 8.8% to $5.1 million compared with the same period last year. The decrease in sales and marketing expenses was mainly due to lower marketing expenses as a result of cost control programs and lower commission expenses. As a percentage of sales, sales and marketing expenses increased to 16.6% for the current quarter as result of lower revenue, from 14.9% for the same quarter last year.

General and administrative expenses for the current quarter decreased 13.8% to $2.1 million compared with the same period last year due to ongoing cost reductions and lower provision for bad debts. As a percentage of sales, general and administrative expenses increased to 6.7% for the current quarter due to lower revenue, from 6.4% for the same quarter last year.

Other Income (Expense)

Foreign currency transactions and remeasurements were gains of $0.1 million versus gains of $0.3 million a year ago, principally due to the effect of changes in the value of the Euro. Interest expense increased to $0.2 million in the quarter, up from $0.1 million a year ago, due to a one-time charge. Interest income remained flat at $0.1 million for both the current and year ago quarter.

INCOME TAXES

We have subsidiaries in various countries and are therefore subject to varying income tax rates. We apply an expected effective tax rate for the fiscal year. The effective consolidated income tax rate for the current quarter was 4.1% compared with 20.0% in the year ago quarter. Differences between the effective tax rate for the current quarter as compared with the prior comparable period, and the U.S. federal statutory rate of 35%, is principally the result of the geographic composition of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity has historically been cash generated from operations. We ended the quarter with cash and cash equivalents of $29.4 million, a decrease of $0.2 million from the beginning of the fiscal year. For the fiscal year to date, approximately $2.0 million was provided by operations. The major uses of funds for the fiscal year to date were capital expenditures totaling $1.1 million and $1.1 million for the repurchase of 106,700 shares of company stock.

A subsidiary of the company maintains an unsecured line of credit with a foreign bank for $2.1 million. The company also maintains a credit agreement in the amount of $0.9 million with a foreign bank to support our hedging activities. During and as of the periods presented, no amounts were borrowed under these agreements. The company also has a $15.4 million seven-year note, secured by our Irvine facilities. The note requires monthly principal and interest payments and a balloon payment of $12.6 million on June 1, 2007. We ended the current fiscal quarter with long-term debt of $14.7 million and current portion of long-term debt of $0.7 million on the note.

The remaining shares that can be repurchased at the discretion of management under our stock buyback program totaled 227,395 shares at June 27, 2003.

We do not anticipate any significant changes to our capital expenditure needs in the foreseeable future, which we expect to fund from cash from operations.

As of June 27, 2003, there have been no material changes in the company’s significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K.

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

NEW ACCOUNTING STANDARDS

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. We plan to adopt this standard in the second fiscal quarter. We currently are evaluating the provisions of this statement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and measured. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe the adoption of this statement will have a material impact on our financial position or results of operations.

PART I. FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosure About Market Risk

PRINTRONIX, INC. AND SUBSIDIARIES

MARKET RISK

The company operates on a global basis and may be impacted by foreign currency exchange rate fluctuations. We implemented a foreign currency-hedging program in April 2000 in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. Under the program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of June 27, 2003, we had outstanding forward exchange contracts with a notional amount of $5.3 million. Based on the fair value of these contracts at June 27, 2003, we recorded a net liability of $0.3 million.

We have financial instruments that are subject to interest rate risk, principally debt obligations. Long-term borrowings, consisting of a note secured by our Irvine facility, are at variable rates based on LIBOR, and are reset at our discretion for periods not exceeding one year. During the current quarter, the weighted average interest rate on the note was 2.6%. If interest rates were to increase by 10% (26 basis points on the note), the impact on our pre-tax earnings would not be material.

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

PART II. OTHER INFORMATION

PRINTRONIX, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

See “Item 3. Legal Proceedings” reported in Part 1 of our Report on Form 10-K for the fiscal year ended March 28, 2003.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

No exhibits were filed or were required to be filed for the quarterly period covered by this report.

Reports on Form 8-K

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

PRINTRONIX, INC. (Registrant)

Date: August 11, 2003	By:	/s/ George L. Harwood

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

Date:	August 11, 2003

By:	/s/ Robert A. Kleist	By:	/s/ George L. Harwood

	Robert A. Kleist		George L. Harwood

	President and Chief Executive Officer		Sr. Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial Officer and Duly Authorized Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Kleist, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Printronix;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

August 11, 2003

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

August 11, 2003

/s/ George L. Harwood

George L. Harwood Sr. Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial Officer and Duly Authorized Officer)