Form 10-Q
period 2003-09-26
PRINTRONIX INC
filed 2003-11-10
CIK 311505

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from ________ to _________

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

YES   [X]           NO   [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

YES   [  ]            NO  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 24, 2003

$0.01 par value	5,779,738

PRINTRONIX, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

			Page

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements (Unaudited)
		Consolidated Balance Sheets at September 26, 2003 and March 28, 2003	3
		Consolidated Statements of Operations for the Three and Six Months Ended September 26, 2003 and September 27, 2002	5
		Consolidated Statements of Cash Flows for the Six Months Ended September 26, 2003 and September 27, 2002	6
		Condensed Notes to Consolidated Financial Statements	7
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	23
	Item 4.	Controls and Procedures	24
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	25
	Item 4.	Submission of Matters to a Vote of Security Holders	25
	Item 6.	Exhibits and Reports on Form 8-K	25-26
	Signatures		27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

September 26,	March 28,
2003	2003

($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$31,364	$29,617
Accounts receivable, net of allowance for doubtful accounts of $2,614 and $2,610 as of September 26, 2003 and March 28, 2003, respectively	15,191	18,741
Inventories:
Raw materials, subassemblies and work in process	10,165	9,788
Finished goods	3,401	2,890

Total inventory	13,566	12,678
Prepaid expenses and other current assets	1,463	1,526
Deferred income tax assets	4,216	4,216

Total current assets	65,800	66,778

Property, plant and equipment, at cost:
Machinery and equipment	28,961	28,672
Furniture and fixtures	26,709	25,874
Buildings and improvements	22,671	22,655
Land	8,100	8,100
Leasehold improvements	930	937

87,371	86,238
Less:	Accumulated depreciation and amortization	(50,380)	(47,457)

Property, plant and equipment, net	36,991	38,781
Long-term deferred income tax assets, net	380	380
Other assets	241	148

Total assets	$103,412	$106,087

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS continued
(Unaudited)

	September 26,	March 28,
	2003	2003

	($ in thousands, except share and per
	share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$700	$700
Accounts payable	4,986	6,520
Accrued liabilities:
Payroll and employee benefits	4,451	5,044
Warranty	1,208	1,356
Deferred revenue	1,442	2,214
Other	4,441	4,245
Income taxes	103	29

Total current liabilities	17,331	20,108

Long-term debt, net of current portion	14,525	14,875
Deferred revenue, net of current portion	363	28
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Common stock, $0.01 par value (Authorized 30,000,000 shares; issued and outstanding 5,734,476 and 5,611,480 shares as of September 26, 2003 and March 28, 2003, respectively)	57	56
Additional paid-in capital	30,817	29,248
Accumulated other comprehensive expense	(67)	(28)
Retained earnings	40,386	41,800

Total stockholders’ equity	71,193	71,076

Total liabilities and stockholders’ equity	$103,412	$106,087

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended

	September 26,	September 27,	September 26,	September 27,
	2003	2002	2003	2002

	($ in thousands, except share and per share data)
Revenue	$29,059	$32,006	$59,597	$69,309
Cost of sales	18,417	20,885	37,912	45,188

Gross margin	10,642	11,121	21,685	24,121
Operating expenses:
Engineering and development	3,980	4,078	7,794	8,139
Sales and marketing	5,373	5,022	10,457	10,599
General and administrative	1,818	2,099	3,874	4,485

Total operating expenses	11,171	11,199	22,125	23,223

(Loss) income from operations	(529)	(78)	(440)	898
Other (expense) income:
Foreign currency (losses) gains, net	(20)	125	106	412
Interest and other (expense) income, net	(54)	(11)	(220)	(31)

(Loss) income before income taxes	(603)	36	(554)	1,279
Provision for income taxes	331	7	333	256

Net (loss) income	$(934)	$29	$(887)	$1,023

Net (loss) income per share:
Basic	$(0.17)	$0.00	$(0.16)	$0.17
Diluted	$(0.17)	$0.00	$(0.16)	$0.16
Shares used in computing net (loss) income per share:
Basic	5,643,335	5,874,594	5,593,707	5,870,668
Diluted	5,643,335	6,030,849	5,593,707	6,058,732

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	September 26,	September 27,
	2003	2002

	($ in thousands)
Cash flows from operating activities:
Net (loss) income	$(887)	$1,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,451	3,790
Provision for doubtful accounts receivable	12	185
(Gain) loss on disposal of property and equipment	(9)	167
Changes in operating assets and liabilities:
Accounts receivable	3,538	933
Inventories	(888)	1,671
Prepaid expenses and other assets	(30)	(418)
Accounts payable	(1,534)	(411)
Payroll and employee benefits	(593)	(245)
Accrued income taxes	74	17
Deferred revenue	(437)	(302)
Other liabilities	9	(65)

Net cash provided by operating activities	2,706	6,345

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,744)	(2,123)
Proceeds from disposition of property, plant and equipment	92	93

Net cash used in investing activities	(1,652)	(2,030)

Cash flows from financing activities:
Payments made on seven-year note	(350)	(350)
Repurchase and retirement of common stock	(1,225)	(734)
Proceeds from exercise of employee stock options	2,268	436

Net cash provided by (used in) financing activities	693	(648)

Net increase in cash and cash equivalents	1,747	3,667
Cash and cash equivalents at beginning of period	29,617	22,618

Cash and cash equivalents at end of period	$31,364	$26,285

Supplementary disclosures of cash flow information:
Income tax paid	$350	$465
Interest paid	$239	$273

     The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 26, 2003
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

In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the financial position and results of operations and cash flows as of and for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our latest Annual Report on Form 10-K for the fiscal year ended March 28, 2003, as filed with the Securities and Exchange Commission. The consolidated balance sheet as of March 28, 2003, presented herein has been derived from the audited consolidated balance sheet contained in our latest Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

Unless the context otherwise requires, the terms “we,” “our,” “us,” “company” and “Printronix” refer to Printronix, Inc. and its consolidated subsidiaries.

Certain amounts for the previous fiscal year have been reclassified to conform to the fiscal year 2004 presentation.

2)	Inventories

We record a provision to value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory, or the current estimated market value of the inventory, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We also perform regular reviews of our inventory and record a provision for estimated excess and obsolete items based upon forecasted demand, and any other known factors at the time. Inventories, which include material, labor and overhead costs, are valued at the lower of cost (first-in, first-out method) or market. Work in process inventory was immaterial for all periods presented.

3)	Intangible Assets

The company recorded $44 thousand and $88 thousand of intangible amortization expense, related to unpatented technology for the three months and six months ended September 27, 2002, respectively. As of March 28, 2003, all intangible assets had been fully amortized.

4)	Bank Borrowings And Debt Arrangements

Seven-Year Note

On May 1, 2000, we obtained a credit facility with a United States bank for a $17.5 million, seven-year note secured by our Irvine facility. The seven-year note contains customary default provisions, no restrictive covenants and requires monthly principal and interest payments, with a balloon payment of $12.6 million due June 1, 2007. Interest on the note is at variable rates based upon LIBOR plus 1.25%, and is reset for periods from one month up to one year, at our discretion. The interest rate on the note at September 26, 2003 and the weighted average interest rate on the note for the current quarter was 2.4%, and the year to date weighted average interest rate was 2.5%. Total interest expense on the note was $0.1 million for both the current and year ago quarter. Total fiscal year to date interest expense was $0.2 million and $0.3 million for the current and prior year periods, respectively. We ended the current quarter with a balance of $15.2 million on the note, which consisted of $14.5 million long-term debt and $0.7 million for the current portion of long-term debt.

Foreign Lines Of Credit

At September 26, 2003, one of our foreign subsidiaries maintained unsecured lines of credit for $2.1 million with foreign banks, which included a standby letter of credit of $1.8 million. These credit facilities are subject to certain standard financial covenants. We were in compliance with these financial covenants for all fiscal periods presented. The parent company guarantees any amounts outstanding on these lines of credit. There were no cash borrowings against these lines of credit for the fiscal periods presented. No fees are charged for the unused portion of the lines of credit. Any borrowings on the lines of credit would be subject to interest rates at approximately 0.25% to 1.0% above the prime lending rate.

Credit Agreement For Hedging Activity

On September 8, 2003, we increased our credit agreement with a major foreign bank to support our hedging activities from $0.9 million to $2.3 million. This credit agreement has no restrictive covenants and is available to fund any forward currency contracts should we be unable to satisfy our obligations. The agreement automatically renews annually, subject to certain compliance requirements. There are no annual fees under this agreement if no amounts are borrowed. Any borrowings under this agreement would be subject to interest rates available at that time. No amounts were borrowed under this credit agreement for the fiscal periods presented.

5)	Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive. Net (loss) income per share data for the three and six months ended September 26, 2003 and September 27, 2002, is as follows:

	Three Months Ended		Six Months Ended

	($ in thousands, except share and per share data)

	Sept 26,	Sept 27,	Sept 26,	Sept 27,
	2003	2002	2003	2002

Net (loss) income	$(934)	$29	$(887)	$1,023
Basic weighted average shares outstanding	5,643,335	5,874,594	5,593,707	5,870,668
Basic net (loss) income per share	$(0.17)	$0.00	$(0.16)	$0.17
Effect of dilutive securities:
Basic weighted average shares outstanding	5,643,335	5,874,594	5,593,707	5,870,668
Dilutive effect of stock options	—	156,255	—	188,064

Dilutive weighted average shares outstanding	5,643,335	6,030,849	5,593,707	6,058,732
Diluted net (loss) income per share	$(0.17)	$0.00	$(0.16)	$0.16

The dilutive weighted average shares outstanding does not include the antidilutive impact of 74,329 and 311,581 for the three and six month periods ended September 26, 2003 because the exercise price of the stock options exceeded the average market value of the stock in the periods presented. In addition, the dilutive weighted average shares outstanding does not include the antidilutive impact of 205,642 and 160,086 for the current quarter and year to date period as a result of net losses for these periods. The dilutive weighted average shares outstanding for the three and six months ended September 27, 2002 does not include the antidilutive impact of 740,677 and 388,394 weighted average shares, respectively. The above shares were antidilutive because the exercise price of the stock options exceeded the average market value of the stock in the periods presented.

6)	Stock-Based Compensation

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation and is provided in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

	Three Months Ended		Six Months Ended

($ in thousands, except per share	September 26,	September 27,	September 26,	September 27,
data)	2003	2002	2003	2002

Net (loss) income, as reported	$(934)	$29	$(887)	$1,023
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(110)	(227)	(231)	(461)

Pro forma net (loss) income	$(1,044)	$(198)	$(1,118)	$562

(Loss) earnings per share:
Basic – as reported	$(0.17)	$0.00	$(0.16)	$0.17
Basic – pro forma	$(0.18)	$(0.03)	$(0.20)	$0.10
Diluted – as reported	$(0.17)	$0.00	$(0.16)	$0.16
Diluted – pro forma	$(0.18)	$(0.03)	$(0.20)	$0.09

7)	Common Stock

In the fourth quarter of fiscal year 2002, the Board of Directors authorized the company to purchase up to 500,000 shares of the company’s outstanding common stock. Purchases may be made from time-to-time in the open market. During the first quarter of fiscal year 2004, 106,700 shares of common stock were repurchased at prices ranging from $9.70 to $10.61 per share for a total cost of $1.1 million. During the second quarter of fiscal year 2004, no shares of common stock were repurchased. Future purchases of 227,395 shares of common stock may be made at our discretion.

Stock options exercised totaled 204,719 and 229,696 for the three and six months ended September 26, 2003, respectively. For the three and six months ended September 27, 2002, stock options exercised totaled 25,906 and 58,920, respectively.

8)	Stock Incentive Plan

Under our 1994 Stock Incentive Plan, options may be granted to purchase shares of our common stock. As of September 26, 2003, there were 1,057,201 stock options outstanding and 730,901 stock options available to grant.

9)	Restructuring Charges

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

During the current quarter, we fully utilized the remaining $35 thousand restructuring accrual for leasehold and rental costs on the unoccupied portion of the Memphis facilities. During the six months ended September 26, 2003, we utilized $59 thousand of the restructuring accrual.

10)	Guarantees and Product Warranties

Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to the company’s product warranty liability and certain guarantees.

Our financial statements reflect reserves for potential warranty claims based upon our claims experience and other known factors. Printronix offers either a 90-day on-site or a 12-month return-to-factory standard parts-and-labor warranty on printer and verifier products to most customers. Defective printers and verifiers can be returned to us for repairs or replacement in the applicable warranty period at no cost to the customer. Supplies are warranted for the shelf life of the products, which can be up to two years. Estimated costs of future warranty obligations are charged to cost of sales in the period in which the products are sold. The following is a summary of our accrued warranty obligation for the six months ended September 26, 2003 and September 27, 2002:

	September 26, 2003	September 27, 2002
	($ in thousands)

Beginning balance, warranty reserves	$1,356	$1,304
Add warranty expense	486	632
Accrual adjustments to reflect actual experience	(68)	42
Deduct warranty charges incurred	(566)	(716)

Ending balance, warranty reserves	$1,208	$1,262

In the normal course of business to facilitate sales of its products, the company may indemnify customers and hold them harmless against losses arising from intellectual property infringement claims. The term of these indemnification agreements is generally perpetual any time after execution of the agreement subject to statute of limitations restrictions. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal and have not recorded a liability for these agreements. In addition, the company has agreed to hold harmless a former officer of the company in the event of an unfavorable outcome of ongoing litigation. We believe the fair value of the resolution of this litigation is minimal and have not recorded a liability for it.

11)	Commitments And Contingencies

Contractual Obligations And Commercial Commitments

We are obligated under certain borrowing and lease commitments. Additional information on our borrowing obligations can be found in Note 3. There were no material changes in our borrowing and operating lease agreements as of September 26, 2003 from that reported in our Annual Report on Form 10-K, except for the increase in the credit facility related to our hedging activity as reported in Note 3.

Operating Leases

With the exception of Singapore, we conduct our foreign operations, Memphis operations and United States sales offices using leased facilities under non-cancelable operating leases that expire at various dates from fiscal year 2004 through fiscal year 2008. We own the building in Singapore and have a land lease that expires in fiscal year 2057.

Environmental Assessment

In January 1994 and March 1996, we were notified by the California Regional Water Quality Control Board - Santa Ana Region (the “Board”) that ground under one of our former production plants and ground adjacent to property previously occupied by us was thought to be contaminated with various chlorinated volatile organic compounds (“VOCs”). Evidence adduced from site studies undertaken to date indicates that compounds containing the VOCs were not used by Printronix during our tenancy, but were used by the prior tenant during its long-term occupancy of the site. Presently, the Board continues to investigate the source of the VOCs. We believe we have fulfilled all requests to provide information at this time.

In August 2002, we responded to an inquiry from the California Department of Toxic Substance Control (the “Department”) regarding our operations at the site of our former production plant. We believe we have fulfilled all requests for information at this time.

As of September 26, 2003, we continued to maintain an accrual for $0.2 million, included in Accrued Liabilities Other, which we believe is a reasonable estimate to cover any additional expenses related to environmental tests that could be requested by the Board.

We are convinced that we bear no responsibility for any contamination at the sites and we intend to defend vigorously any action that might be brought against us with respect thereto. Furthermore, we believe that we have adequately accrued for any future expenditures in connection with environmental matters and that such expenditures will not have a materially adverse effect upon our financial condition or results of operations and cash flows.

Legal Matters

We are involved in various claims and legal matters in the ordinary course of business. We do not believe that these matters will have a materially adverse effect upon our results of operations or financial condition.

Accrued Liabilities Other

Accrued liabilities other include reserves for potential tax issues.

12)	Other Comprehensive Income or Expense

Other comprehensive income or expense represents unrealized gains and losses on our Euro foreign currency forward exchange contracts that qualify for hedge accounting. The aggregate amount of such gains or losses that have not yet been recognized in net income is reported in the equity portion of the consolidated balance sheets as accumulated other comprehensive income or expense.

Under our foreign currency-hedging program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of September 26, 2003, we had outstanding forward exchange contracts with a notional amount of $5.3 million. Based on the fair value of these contracts at September 26, 2003, we recorded a net liability of $0.1 million.

The following table reconciles net (loss) income to comprehensive (loss) income for the fiscal periods presented:

	Three Months Ended		Six Months Ended

	September 26,	September 27,	September 26,	September 27,
	2003	2002	2003	2002

	($ in thousands)
Net (loss) income	$(934)	$29	$(887)	$1,023
Other comprehensive (expense) income, net of tax	(11)	79	(39)	(1)

Comprehensive (loss) income	$(945)	$108	$(926)	$1,022

13)	Segment and Customer Data

We manufacture and sell a variety of printers and associated products that have similar economic characteristics as well as similar customers, production processes and distribution methods. We therefore have aggregated similar products and report one segment.

For the year to date periods ended September 26, 2003 and September 27, 2002, we had two resellers, each of which represented a significant percentage of consolidated net sales. Sales to the largest reseller, IBM, represented 21.7% and 25.6% of net sales for the three and six months ended September 26, 2003, respectively and 26.7% and 24.9% of net sales for the year ago quarter and prior year to date period, respectively. Sales to the second largest reseller represented 9.4% of net sales for the current quarter compared with 7.9% of net sales for the year ago quarter and 8.4% of net sales for the six months ended September 26, 2003 compared with 9.0% of net sales for the year ago period. Sales to the top ten customers represented 51.4% and 53.0% of net sales for the three months ended September 26, 2003 and September 27, 2002, respectively and 52.0% and 50.1% of net sales for the current and year ago year to date periods, respectively.

14)	Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all available evidence, including the expected timing of reversals of existing temporary differences, estimated future taxable income, prudent and feasible tax planning strategies, and recent financial performance. As a result of recent U.S. cumulative losses and the full utilization of our loss carryback potential, we concluded that a valuation allowance was appropriate for the quarter, which resulted in no net increase in deferred tax assets.

We have subsidiaries in various countries and are therefore subject to varying income tax rates. We have a favorable pioneer tax status in Singapore for income generated from the manufacture of the Printronix P5000 Series line matrix products, resulting in a reduced consolidated effective tax rate when compared with the U.S. statutory rate. The pioneer tax status is scheduled to expire at the end of the current fiscal year. The tax provision for the three and six months ended September 27, 2002, reflects the realization of certain deferred tax assets due to our ability to carryback and the lower income tax rates in foreign countries in which we operate. The tax provision for the three and six months ended September 26, 2003 reflects the tax provision of our foreign operations and a full valuation allowance against net operating loss carryforwards generated in the United States.

15)	New Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. The adoption of this Issue did not have a material impact on our financial position or results of operation.

In April 2003, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement in the current quarter did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and measured. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our financial position or results of operations.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Unaudited)

PRINTRONIX, INC. AND SUBSIDIARIES

Except for historical information, this Form 10-Q contains “forward-looking statements” about Printronix, within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “objectives,” “believes,” “expects,” “plans,” “intends,” “should,” “estimates,” “anticipates,” “forecasts,” “projections,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer industry and in the economy in general; the ability of the company to achieve growth in the Asia Pacific market; adverse political and economic events in the company’s markets; a worsening of the global economy due to general conditions; a worsening of the global economy resulting from terrorist attacks or risk of war; a worsening of the global economy resulting from a resurgence of SARS (Severe Acute Respiratory Syndrome); the ability of the company to maintain our production capability in our Singapore plant or obtain product from our Asia Pacific suppliers should a resurgence of SARS occur; the ability of the company to hold or increase market share with respect to line matrix printers; the ability of the company to successfully compete against entrenched competition in the thermal printer market; the ability of the company to attract and to retain key personnel; the ability of the company’s customers to achieve their sales projections, upon which the company has in part based its sales and marketing plans; the ability of the company to retain its customer base and channel; the ability of the company to compete against alternate technologies for applications in our markets; and the ability of the company to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change. The company does not undertake to publicly update or revise any of its forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized.

RESULTS OF OPERATIONS

Revenue

Compared with the Prior Year Quarter

Consolidated revenue for the current quarter was $29.1 million, a decrease of $2.9 million, or 9.2%, from the same period last year. The overall decline in revenue was primarily due to continuing economic uncertainty in the Americas and European markets which has caused a slow down, or deferral, of customer capital expenditures, directly impacting the company’s sales in the regions and the impact of competing technologies on line matrix product sales. In addition, IBM is converting to a direct ship method in EMEA, resulting in a slow-down in orders as they worked down their existing inventory. We believe converting to direct ship will result in an improved business model in the future as it is more closely tied to user demands and removes costs from the supply chain. We estimate the loss of revenue for this quarter as a result of this conversion to be approximately $1.5 million, which is approximately half of the expected impact. We believe the majority of the remaining impact will occur in the upcoming third fiscal quarter ending December 26, 2003.

Sales to the Americas for the quarter were $15.2 million, down $2.6 million, or 14.5%, from the year ago quarter. The decline was primarily due to lower sales through the OEM channel.

EMEA sales were $9.5 million, down $1.1 million, or 10.6%, from the same period last year principally due to IBM’s transition to a direct ship method.

Asia Pacific sales for the quarter increased $0.7 million, or 20.4%, to $4.4 million, from a year ago, due to growth in the OEM and distribution channels. Sales into China increased 22.6% to $1.6 million from $1.3 million in the year ago period, partially as sales that were delayed in the first quarter of fiscal year 2004 due to SARS were finalized in the second quarter as the region recovered from the epidemic.

Line matrix sales for the quarter were $21.2 million, a decrease of 12.4% from the same period last year. Line matrix revenue was 73.1% of total revenue for the quarter, compared with 75.7% in the year ago quarter.

Thermal sales for the quarter were $4.0 million, up 15.3% from the prior year quarter. Thermal sales were 13.8% of total revenue, compared with 10.9% in the year ago quarter.

Laser sales for the quarter totaled $3.2 million, down 17.1% from the prior year quarter. Laser sales were 11.0% of total revenue for the quarter, compared with 12.0% in the year ago quarter.

Verification products revenue for the quarter was $0.6 million, up from $0.4 million from a year ago.

Sales to our largest customer, IBM, decreased $2.2 million, to $6.3 million, or 21.7% of total sales, for the quarter, compared with $8.5 million, or 26.7%, a year ago, primarily as a result of the conversion to a direct ship method. Sales to our second largest customer were $2.7 million, or 9.4% of total sales for the quarter, compared with $2.5 million, or 7.9% of total sales last year. Sales to the top ten customers represented 51.4% and 53.0% of net sales for the three months ended September 26, 2003 and September 27, 2002, respectively.

For the current quarter, sales by channel were $8.9 million OEM, $18.4 million distribution, and $1.8 million direct, or 30.5% OEM, 63.3% distribution, and 6.2% direct as a percent of revenue. For the same period last year, sales by channel were $12.4 million OEM, $18.1 million distribution, and $1.5 million direct, or 38.8% OEM, 56.6% distribution, and 4.6% direct as a percent of revenue.

Recurring revenue from the installed base was $12.1 million and 41.5% of total sales for the current quarter, up from $11.6 million and 36.4% of total sales a year ago. Recurring revenue includes line matrix ribbons, laser consumables, spares sales, sales under the advance exchange program, printer maintenance and depot repair services.

Changes in the Euro’s value in the current quarter compared with the year ago quarter resulted in a revenue increase of $0.6 million.

Compared with the Prior Year To Date

Consolidated revenues for the six-month periods ended September 26, 2003 and September 27, 2002 were $59.6 million and $69.3 million, respectively. Revenues decreased 14.0% in the year to date period partially due to the challenging global economic environment and partially due to a large one-time sale in the prior period, partially to the impact of SARS experienced earlier in the current fiscal year, partially to IBM’s transition to a direct ship method in Europe, and partially to the impact of competing technologies on line matrix product sales.

Sales in the Americas were $31.8 million and decreased 13.6% from the prior year to date period with decreases noted in both the distribution and OEM channels.

Sales into EMEA were $19.9 million and decreased 17.9% from the prior year to date primarily due to IBM’s transition to a direct ship method.

Sales into Asia Pacific were $7.9 million, down 4.3% from $8.2 million in the prior year to date primarily due to the effects of the SARS epidemic with its resultant travel restrictions and cancellations of product demonstrations and supplier/vendor meetings on the first quarter of fiscal year 2004.

Line matrix sales were $43.4 million for the current year to date period, a decrease of 16.8% from the same period last year. Line matrix revenue was 72.9% and 75.3% for the current and prior year to date periods, respectively.

Thermal sales for the current year to date period were $8.3 million, up 6.5% from the prior year to date. Thermal sales were 14.0% of total revenue, compared with 11.3% in the year ago period.

Laser sales totaled $6.6 million for the current year to date period, down 20.6% from the prior year to date period. Laser sales were 11.1% of total revenue for the current year to date period, compared with 12.0% a year ago.

Verification products revenue for the year to date period was $1.2 million, up from $0.9 million from a year ago.

Sales to our largest customer, IBM, represented 25.6% of sales for the year to date, compared with 24.9% in the year ago period. Sales to our second largest customer represented 8.4% of total sales for the year to date compared with 9.0% last year. Sales to the top ten customers represented 52.0% and 50.1% of net sales for the current and year ago year to date periods, respectively.

For the current year to date period, sales by channel were $20.9 million OEM, $35.9 million distribution, and $2.8 million direct, or 35.1% OEM, 60.2% distribution, and 4.7% direct as a percent of revenue. For the same period last year, sales by channel were $28.6 million OEM, $38.0 million distribution, and $2.7 million direct, or 41.2% OEM, 54.9% distribution, and 3.9% direct as a percent of revenue.

Changes in the Euro’s value in the current year to date period compared with the year ago period resulted in a revenue increase of $1.4 million.

Gross Margin

Gross margin for the current quarter was 36.6%, up from 34.7% for the same quarter last year. The improvement over the prior year quarter is primarily due to a stronger Euro, lower warranty expenses, lower provision for excess inventory, favorable product mix, cost reduction programs, partially offset by lower production volume. The impact of the Euro contributed a $0.4 million, or 1.5%, improvement in the gross margin over the prior year quarter.

Gross margin was 36.4% for the six-month period ended September 26, 2003, up from 34.8% for the six-month period ended September 27, 2002. The improvement over the prior year period was due to the reasons stated above. The impact of the Euro contributed a $1.1 million, or 1.8%, improvement in the gross margin over the prior year to date period.

Operating Expenses

Engineering and development expenses for the current quarter decreased 2.4% to $4.0 million compared with the same period last year due to lower product development costs. As a percentage of sales, engineering and development expenses increased to 13.7% for the current quarter as a result of lower revenue, from 12.7% for the same quarter last year.

Engineering and development expenses decreased $0.3 million to $7.8 million for the current six-month period compared with the year ago same period as a result of lower product development costs. Engineering and development expenses were 13.1% and 11.7% of sales for the six-month period ended September 26, 2003 and September 27, 2002, respectively, primarily due to lower revenues.

Sales and marketing expenses for the current quarter increased 7.0% to $5.4 million compared with the same period last year. The increase in sales and marketing expenses was mainly due to increased spending for marketing efforts and a one-time charge for severance costs related to an organizational realignment. As a percentage of sales, sales and marketing expenses increased to 18.5% for the current quarter primarily due to lower revenue, from 15.7% for the same quarter last year.

Year to date sales and marketing expenses were approximately flat. Sales and marketing expenses were 17.5% and 15.3% of sales for the six-month period ended September 26, 2003 and September 27, 2002, respectively, primarily due to lower revenues.

General and administrative expenses for the current quarter decreased 13.4% to $1.8 million compared with the same period last year due to ongoing cost reductions and lower provision for bad debts. As a percentage of sales, general and administrative expenses increased to 6.3% for the current quarter due to lower revenue, from 6.6% for the same quarter last year.

General and administrative expenses were $3.9 million for the year to date, down $0.6 million from the year ago period due to ongoing cost reductions and lower provision for bad debts. General and administrative expenses were 6.5% of sales for the six-month period ended September 26, 2003, consistent with the same period a year ago, primarily due to lower revenues.

Other Income (Expense)

Current quarter foreign currency transactions and remeasurements were losses of $0.1 million versus gains of $0.1 million a year ago, principally due to the effect of changes in the value of the Euro. Interest expense was flat at $0.1 million for both the current and prior year quarter. Interest income was unchanged at $0.1 million in both the current and year ago quarter.

For the six months ended September 26, 2003, foreign currency transactions and remeasurements were gains of $0.1 million versus gains of $0.4 million, principally due to the effect of changes in the value of the Euro. Interest expense increased to $0.4 million in the six-month period ended September 26, 2003, up from $0.3 million a year ago, due to a one-time charge. Year to date interest income decreased to $0.1 million, down from $0.2 million in the prior year period.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all available evidence, including the expected timing of reversals of existing temporary differences, estimated future taxable income, prudent and feasible tax planning strategies, and recent financial performance. As a result of recent U.S. cumulative losses and the full utilization of our loss carryback potential, we concluded that a valuation allowance was appropriate for the quarter, which resulted in no net increase in deferred tax assets.

We have subsidiaries in various countries and are therefore subject to varying income tax rates. We have a favorable pioneer tax status in Singapore for income generated from the manufacture of the Printronix P5000 Series line matrix products, resulting in a reduced consolidated effective tax rate when compared with the U.S. statutory rate. The pioneer tax status is scheduled to expire at the end of the current fiscal year. The tax provision for the three and six months ended September 27, 2002, reflects the realization of certain deferred tax assets due to our ability to carryback and the lower income tax rates in foreign countries in which we operate. The tax provision for the three and six months ended September 26, 2003 reflects the tax provision of our foreign operations and a full valuation allowance against net operating loss carrryforwards generated in the United States.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity has historically been cash generated from operations. We ended the quarter with cash and cash equivalents of $31.4 million, an increase of $1.7 million from the beginning of the fiscal year. For the fiscal year to date, approximately $2.7 million was provided by operations and $2.3 million was generated from the exercise of employee stock options. The major uses of funds for the fiscal year to date were capital expenditures totaling $1.7 million and $1.2 million for the repurchase of 106,700 shares of company stock.

A subsidiary of the company maintains an unsecured line of credit with a foreign bank for $2.1 million. The company also maintains a credit agreement in the amount of $2.3 million with a foreign bank to support our hedging activities. During and as of the periods presented, no amounts were borrowed under these agreements. The company also has a $15.2 million seven-year note, secured by our Irvine facilities. The note requires monthly principal and interest payments and a balloon payment of $12.6 million on June 1, 2007. We ended the current fiscal quarter with long-term debt of $14.5 million and $0.7 million for the current portion on the note.

The remaining shares that can be repurchased at the discretion of management under our stock buyback program totaled 227,395 shares at September 26, 2003.

Cash generated from the exercise of employee stock options during the current fiscal quarter was $2.1 million, substantially higher than the prior year periods, as 130,625 options were scheduled to expire in October 2003 and employees elected to exercise the options.

We do not anticipate any significant changes to our capital expenditure needs in the foreseeable future, which we expect to fund from cash from operations.

As of September 26, 2003, there have been no material changes in the company’s significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K, other than increasing the credit agreement to support our hedging activities from $0.9 million to $2.3 million.

If demand for our products decreased, there could be a risk that cash provided from operations would diminish. We believe we could obtain bank financing secured by collateral. However, we can offer no assurances that such financing would be available on favorable terms, or at all. We believe that our internally-generated funds will adequately provide for working capital requirements, capital expenditures, engineering and development needs and other financial commitments for the next twelve months.

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

NEW ACCOUNTING STANDARDS

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. The adoption of this Issue did not have a material impact on our financial position or results of operation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement in the current quarter did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and measured. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our financial position or results of operations.

PART I. FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosure About Market Risk

PRINTRONIX, INC. AND SUBSIDIARIES

MARKET RISK

The company operates on a global basis and may be impacted by foreign currency exchange rate fluctuations. We have a foreign currency-hedging program in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. Under the program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of September 26, 2003, we had outstanding forward exchange contracts with a notional amount of $5.3 million. Based on the fair value of these contracts at September 26, 2003, we recorded a net liability of $0.1 million.

We have financial instruments that are subject to interest rate risk, principally debt obligations. Long-term borrowings, consisting of a note secured by our Irvine facility, are at variable rates based on LIBOR, and are reset at our discretion for periods not exceeding one year. During the current quarter and for the current year to date period, the weighted average interest rate on the note was 2.4% and 2.5%, respectively. If interest rates were to increase by 10% (24 or 25 basis points on the note), the impact on our pre-tax earnings would not be material.

PART I. FINANCIAL INFORMATION
Item 4. Controls and Procedures

PRINTRONIX, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses, in our internal controls or in other factors that could significantly affect these controls during the fiscal quarter covered by this report or subsequent to the date of the evaluation referenced in the paragraph above.

PART II. OTHER INFORMATION

PRINTRONIX, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

See “Item 3. Legal Proceedings” reported in Part 1 of our Report on Form 10-K for the fiscal year ended March 28, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the company was held on August 20, 2003, at which five persons, constituting the entire board of directors, were elected to serve until the next annual meeting of stockholders. The names of the persons elected as directors are as follows:

	Shares For	Shares Withheld

Robert A. Kleist	4,771,836	535,982
Bruce T. Coleman	5,294,668	13,150
John R. Dougery	5,294,518	13,300
Chris W. Halliwell	5,294,668	13,150
Erwin A. Kelen	5,294,668	13,150

At the annual meeting, the stockholders also voted upon and approved the following matter:

1.	An amendment to the 1994 Stock Incentive Plan to extend its term for 18 months and to prohibit repricing of options.

For	Against	Abstain	Broker Non-Vote

5,100,759	180,356	26,703	0

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

A Current Report on Form 8-K dated July 15, 2003, was furnished by the company with the Securities and Exchange Commission announcing its results for the first quarter of fiscal year 2004.

PRINTRONIX, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINTRONIX, INC.
(Registrant)

Date: November 10, 2003	By:	/s/ George L. Harwood

George L. Harwood

Sr. Vice President, Finance, Chief Financial
Officer, and Secretary (Principal Financial
Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002