Form 10-Q
period 2003-12-26
PRINTRONIX INC
filed 2004-02-09
CIK 311505

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2003

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

YES [X]            NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

YES [  ]            NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at January 23, 2004

$0.01 par value	5,920,261

PRINTRONIX, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 26,	March 28,
	2003	2003

	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$35,154	$29,617
Accounts receivable, net of allowance for doubtful accounts of $2,819 and $2,610 as of December 26, 2003 and March 28, 2003, respectively	16,719	18,741
Inventories:
Raw materials, subassemblies and work in process	10,429	9,788
Finished goods	3,164	2,890

Total inventory	13,593	12,678
Prepaid expenses and other current assets	1,450	1,526
Deferred income tax assets	4,216	4,216

Total current assets	71,132	66,778

Property, plant and equipment, at cost:
Machinery and equipment	29,106	28,672
Furniture and fixtures	26,270	25,874
Buildings and improvements	22,671	22,655
Land	8,100	8,100
Leasehold improvements	930	937

	87,077	86,238
Less: Accumulated depreciation and amortization	(51,136)	(47,457)

Property, plant and equipment, net	35,941	38,781
Long-term deferred income tax assets, net	380	380
Other assets	302	148

Total assets	$107,755	$106,087

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS continued
(Unaudited)

	December 26,	March 28,
	2003	2003

	($ in thousands, except share and per
	share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$700	$700
Accounts payable	6,620	6,520
Accrued liabilities:
Payroll and employee benefits	4,790	5,044
Warranty	1,218	1,356
Deferred revenue	1,128	2,214
Other	4,650	4,245
Income taxes	164	29

Total current liabilities	19,270	20,108

Long-term debt, net of current portion	14,350	14,875
Deferred revenue, net of current portion	428	28
Commitments and contingencies (Notes 4 and 11)
Stockholders’ equity:
Common stock, $0.01 par value (Authorized 30,000,000 shares; issued and outstanding 5,830,239 and 5,611,480 shares as of December 26, 2003 and March 28, 2003, respectively)	58	56
Additional paid-in capital	31,934	29,248
Accumulated other comprehensive expense	(145)	(28)
Retained earnings	41,860	41,800

Total stockholders’ equity	73,707	71,076

Total liabilities and stockholders’ equity	$107,755	$106,087

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended

	December 26,	December 27,	December 26,	December 27,
	2003	2002	2003	2002

	($ in thousands, except share and per share data)
Revenue	$33,909	$34,132	$93,506	$103,441
Cost of sales	20,181	22,121	58,093	67,309

Gross margin	13,728	12,011	35,413	36,132
Operating expenses:
Engineering and development	4,014	3,754	11,808	11,893
Sales and marketing	5,726	5,178	16,183	15,777
General and administrative	2,195	2,132	6,069	6,617

Total operating expenses	11,935	11,064	34,060	34,287

Income from operations	1,793	947	1,353	1,845
Other (expense) income:
Foreign currency (losses) gains, net	(54)	84	52	496
Interest and other expenses, net	(56)	(7)	(276)	(38)

Income before income taxes	1,683	1,024	1,129	2,303
Provision for income taxes	209	205	542	461

Net income	$1,474	$819	$587	$1,842

Net income per share:
Basic	$0.25	$0.14	$0.10	$0.31
Diluted	$0.24	$0.14	$0.10	$0.31
Shares used in computing net income per share:
Basic	5,794,137	5,814,230	5,660,517	5,851,855
Diluted	6,044,303	5,966,407	5,863,057	6,027,064

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	December 26,	December 27,
	2003	2002

	($ in thousands)
Cash flows from operating activities:
Net income	$587	$1,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,117	5,666
Provision for doubtful accounts receivable	187	279
(Gain) loss on disposal of property and equipment	(13)	196
Deferred income tax benefit	—	(220)
Changes in operating assets and liabilities:
Accounts receivable	1,835	(930)
Inventories	(915)	35
Prepaid expenses and other assets	(78)	(178)
Accounts payable	100	613
Payroll and employee benefits	(254)	(264)
Accrued income taxes	135	120
Deferred revenue	(686)	(483)
Tax benefit from exercise of employee stock options	—	108
Other liabilities	150	243

Net cash provided by operating activities	6,165	7,027

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,391)	(3,156)
Proceeds from disposition of property, plant and equipment	127	126

Net cash used in investing activities	(2,264)	(3,030)

Cash flows from financing activities:
Payments made on seven-year note	(525)	(525)
Repurchase and retirement of common stock	(1,061)	(1,358)
Proceeds from exercise of employee stock options	3,222	540

Net cash provided by (used in) financing activities	1,636	(1,343)

Net increase in cash and cash equivalents	5,537	2,654
Cash and cash equivalents at beginning of period	29,617	22,618

Cash and cash equivalents at end of period	$35,154	$25,272

Supplementary disclosures of cash flow information:
Income tax paid	$441	$602
Interest paid	$348	$418

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 26, 2003
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

In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the financial position and results of operations and cash flows as of and for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our latest Annual Report on Form 10-K for the fiscal year ended March 28, 2003, as filed with the Securities and Exchange Commission. The consolidated balance sheet as of March 28, 2003, presented herein has been obtained from the audited consolidated balance sheet contained in our latest Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

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

The company recorded $44 thousand and $133 thousand of intangible amortization expense, related to unpatented technology for the three months and nine months ended December 27, 2002, respectively. As of March 28, 2003, all intangible assets had been fully amortized.

4)	Bank Borrowings And Debt Arrangements

Seven-Year Note

On May 1, 2000, we obtained a credit facility with a United States bank for a $17.5 million, seven-year note secured by our Irvine facility. The seven-year note contains customary default provisions, no restrictive covenants and requires monthly principal and interest payments, with a balloon payment of $12.6 million due June 1, 2007. Interest on the note is at variable rates based upon the London Interbank Offered Rate (“LIBOR”) plus 1.25%, and is reset for periods from one month up to one year, at our discretion. The interest rate on the note at December 26, 2003 was 2.5% and the weighted average interest rate on the note for the current quarter was 2.4%. The year to date weighted average interest rate was 2.5%. Total interest expense on the note was $0.1 million for both the current and year ago quarter. Total fiscal year to date interest expense was $0.3 million and $0.4 million for the current and prior year periods, respectively. We ended the current quarter with a balance of $15.1 million on the note, which consisted of $14.4 million long-term debt and $0.7 million for the current portion of long-term debt.

Lines Of Credit

At December 26, 2003, one of our foreign subsidiaries maintained unsecured lines of credit for $2.1 million with foreign banks, which included a standby letter of credit of $1.5 million, reduced from $1.8 million on October 29, 2003. These credit facilities are subject to certain standard financial covenants. We were in compliance with these financial covenants for all fiscal periods presented. The parent company guarantees any amounts outstanding on these lines of credit. There were no cash borrowings against these lines of credit for the fiscal periods presented. No fees are charged for the unused portion of the lines of credit. Any borrowings on the lines of credit would be subject to interest rates at approximately 0.25% to 1.0% above the prime lending rate.

In conjunction with our workers’ compensation insurance program, we obtained a standby letter of credit on December 19, 2003, from a United States bank for $0.2 million secured by a cash deposit. The standby letter of credit expires on December 20, 2004, but is subject to an automatic renewal. There were no cash borrowings against this letter of credit as of December 26, 2003. Any borrowings would be subject to interest rates at 2.0% above the prime lending rate, subject to certain maximum limits.

Credit Agreement For Hedging Activity

On September 8, 2003, we increased our credit agreement with a major foreign bank to support our hedging activities from $0.9 million to $2.5 million. This credit agreement has no restrictive covenants and is available to fund any forward currency contracts should we be unable to satisfy our obligations. The agreement automatically renews annually, subject to certain compliance requirements. There are no annual fees under this agreement if no amounts are borrowed. Any borrowings under this agreement would be subject to interest rates available at that time. No amounts were borrowed under this credit agreement for the fiscal periods presented.

5)	Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive. Net income per share data for the three and nine months ended December 26, 2003 and December 27, 2002, is as follows:

	Three Months Ended		Nine Months Ended

	December 26, 2003	December 27, 2002	December 26, 2003	December 27, 2002

	($ in thousands, except share and per share data)
Net income	$1,474	$819	$587	$1,842
Basic weighted average shares outstanding	5,794,137	5,814,230	5,660,517	5,851,855
Basic net income per share	$0.25	$0.14	$0.10	$0.31
Effect of dilutive securities:
Basic weighted average shares outstanding	5,794,137	5,814,230	5,660,517	5,851,855
Dilutive effect of stock options	250,166	152,177	202,540	175,209

Dilutive weighted average shares outstanding	6,044,303	5,966,407	5,863,057	6,027,064
Diluted net income per share	$0.24	$0.14	$0.10	$0.31

The dilutive weighted average shares outstanding does not include the antidilutive impact of 34,850 and 724,884 weighted average shares for the three months and 73,557 and 575,386 weighted average shares for the nine months ended December 26, 2003 and December 27, 2002, respectively. The above shares were antidilutive because the exercise price of the stock options exceeded the average market value of the stock in the periods presented.

6)	Stock-Based Compensation

We account for stock-based compensation issued to employees using the intrinsic-value-based method as prescribed by the Accounting Principles Board Opinion (“APB”) No. 25,

“Accounting for Stock Issued to Employees.” Under the intrinsic-value-based method, compensation is the excess, if any, of the fair market value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period. No stock-based employee compensation cost was recorded for the periods presented as all options granted under the stock-based compensation plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation and is provided in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

	Three Months Ended		Nine Months Ended

	December 26,	December 27,	December 26,	December 27,
	2003	2002	2003	2002

	($ in thousands, except per share data)
Net income, as reported	$1,474	$819	$587	$1,842
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(96)	(186)	(326)	(647)

Pro forma net income	$1,378	$633	$261	$1,195

Earnings per share:
Basic - as reported	$0.25	$0.14	$0.10	$0.31
Basic - pro forma	$0.24	$0.11	$0.05	$0.20
Diluted - as reported	$0.24	$0.14	$0.10	$0.31
Diluted - pro forma	$0.23	$0.11	$0.04	$0.20

7)	Common Stock

In the fourth quarter of fiscal year 2002, the Board of Directors authorized the company to purchase up to 500,000 shares of the company’s outstanding common stock. Purchases may be made from time-to-time in the open market. During fiscal years 2002 and 2003, 165,905 shares of common stock were repurchased at prices ranging from $9.03 to $11.87 for a total cost of $1.7 million. We repurchased 106,700 shares of common stock at prices ranging from $9.70 to $10.61 per share for a total cost of $1.1 million during the first quarter of fiscal year 2004. No shares of common stock were repurchased during the second and third quarters of fiscal year 2004. Future purchases of 227,395 shares of common stock may be made at our discretion.

Stock options exercised totaled 95,763 and 325,459 for the three and nine months ended December 26, 2003, respectively. Cash generated from the exercise of employee stock options was $1.0 million and $3.2 million for the three and nine months ended December 26, 2003, respectively. For the three and nine months ended December 27, 2002, stock options exercised totaled 13,576 and 72,496, respectively. Cash generated from the exercise of employee stock options during the three and nine months ended December 27, 2002 was $0.1 million and $0.5 million, respectively.

8)	Stock Incentive Plan

Under our 1994 Stock Incentive Plan, options may be granted to purchase shares of our common stock. As of December 26, 2003, there were 947,763 stock options outstanding and 744,576 stock options available to grant.

9)	Restructuring Charges

During fiscal year 2001, we completed a plan to restructure certain line matrix, thermal and verifier manufacturing, and support operations. The restructuring was initiated to reduce production costs by relocating certain line matrix and thermal manufacturing processes into our Singapore facility and by consolidating manufacturing of critical line matrix components into the Irvine facility. Also, configuration activities for printers for the domestic market were consolidated into the Irvine facility from the Memphis facility, and the verifier operations were relocated to the Irvine facility from another California location. In total, 72 positions were eliminated, or approximately 7.1% of the worldwide workforce.

We fully utilized the remaining $59 thousand restructuring accrual for leasehold and rental costs on the unoccupied portion of the Memphis facilities, as of the second quarter of fiscal year 2004.

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

A summary of our accrued warranty obligation for the periods presented is as follows:

	Nine Months Ended

	December 26,	December 27,
	2003	2002

	($ in thousands)
Beginning balance, warranty reserves	$1,356	$1,304
Add warranty expense	749	946
Accrual adjustments to reflect actual experience	(29)	97
Deduct warranty charges incurred	(858)	(930)

Ending balance, warranty reserves	$1,218	$1,417

In the normal course of business to facilitate sales of its products, the company may indemnify customers and hold them harmless against losses arising from intellectual property infringement claims. The term of these indemnification agreements is generally perpetual any time after execution of the agreement subject to statute of limitations restrictions. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal and have not recorded a liability for these agreements. The company has also agreed to hold harmless a former officer of the company in the event of an unfavorable outcome of ongoing litigation. We believe the fair value of the resolution of this litigation is minimal and have not recorded a liability for it. In addition, in connection with the standby letter of credit agreement obtained for our workers’ compensation insurance program, we have agreed to indemnify the bank from any third party claims related to its performance on our behalf. The term of this indemnification agreement extends beyond the term of the standby letter of credit agreement. We believe the fair value of this indemnification agreement is minimal and have not recorded a liability for it.

11)	Commitments And Contingencies

Contractual Obligations And Commercial Commitments

We are obligated under certain borrowing and lease commitments. Additional information on our borrowing obligations can be found in Note 4. There were no material changes in our borrowing and operating lease agreements as of December 26, 2003 from that reported in our Annual Report on Form 10-K, except for the increase in the credit facility related to our hedging activity, the reduction in our foreign subsidiary’s standby letter of credit, and the addition of our December 19, 2003 standby letter of credit agreement as reported in Note 4.

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

As of December 26, 2003, we continued to maintain an accrual for $0.2 million, included in Accrued Liabilities Other, which we believe is a reasonable estimate to cover any additional expenses related to environmental tests that could be requested by the Board or the Department. We are convinced that we bear no responsibility for any contamination at the sites and we intend to defend vigorously any action that might be brought against us with respect thereto. Furthermore, we believe that we have adequately accrued for any future expenditures in connection with environmental matters and that such expenditures will not have a materially adverse effect upon our financial condition or results of operations and cash flows.

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

Under our foreign currency-hedging program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of December 26, 2003, we had outstanding forward exchange contracts with a notional amount of $4.6 million. Based on the fair value of these contracts at December 26, 2003, we recorded a net liability of $0.4 million.

The following table reconciles net income to comprehensive income for the fiscal periods presented:

	Three Months Ended		Nine Months Ended

	December 26,	December 27,	December 26,	December 27,
	2003	2002	2003	2002

	($ in thousands)
Net income	$1,474	$819	$587	$1,842
Other comprehensive expense, net of tax	(78)	(86)	(117)	(87)

Comprehensive income	$1,396	$733	$470	$1,755

13)	Segment And Customer Data

We manufacture and sell a variety of printers and associated products that have similar economic characteristics as well as similar customers, production processes and distribution methods. We therefore have aggregated similar products and report one segment.

For the year to date periods ended December 26, 2003 and December 27, 2002, we had two resellers, each of which represented a significant percentage of consolidated net sales. Sales to the largest reseller, IBM, represented 19.7% and 23.5% of net sales for the three and nine months ended December 26, 2003, respectively and 23.4% and 24.4% of net sales for the year ago quarter and prior year to date period, respectively. Sales to the second largest reseller represented 9.1% of net sales for the current quarter compared with 8.6% of net sales for the year ago quarter and 8.7% of net sales for the nine months ended December 26, 2003 compared with 9.0% of net sales for the year ago period. Sales to the top ten customers represented 53.0% and 49.7% of net sales for the three months and 51.7% and 50.1% of net sales for the nine months ended December 26, 2003 and December 27, 2002, respectively.

14)	Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all available evidence, including the expected timing of reversals of existing temporary differences, estimated future taxable income, prudent and feasible tax planning strategies, and recent financial performance. As a result of recent U.S. cumulative losses and the full utilization of our loss carryback potential, we concluded that a valuation allowance was appropriate for the quarter and current year to date period, which resulted in no net increase in deferred tax assets.

We have subsidiaries in various countries and are therefore subject to varying income tax rates. We have a favorable pioneer tax status in Singapore for income generated from manufacturing the Printronix P5000 Series line matrix products, resulting in a reduced consolidated effective tax rate when compared with the U.S. statutory rate. The pioneer tax status is scheduled to expire at the end of the current fiscal year. The tax provision for the three and nine months ended December 27, 2002, reflects the realization of certain deferred tax assets due to our ability to carryback and the lower income tax rates in foreign countries in which we operate. The tax provision for the three and nine months ended December 26, 2003, reflects the tax provision of our foreign operations and a full valuation allowance against net operating loss carrryforwards generated in the United States.

15)	New Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. The adoption of this Issue did not have a material impact on our financial position or results of operation.

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

PRINTRONIX, INC. AND SUBSIDIARIES

Except for historical information, this Form 10-Q contains “forward-looking statements” about Printronix, within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “objectives,” “believes,” “expects,” “plans,” “intends,” “should,” “estimates,” “anticipates,” “forecasts,” “projections,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer industry and in the economy in general; the ability of the company to achieve growth in the Asia Pacific market; adverse political and economic events in the company’s markets; a worsening of the global economy due to general conditions; a worsening of the global economy resulting from terrorist attacks or risk of war; a worsening of the global economy resulting from a resurgence of SARS (Severe Acute Respiratory Syndrome); the ability of the company to maintain our production capability in our Singapore plant or obtain product from our Asia Pacific suppliers should a resurgence of SARS occur; the ability of the company to hold or increase market share with respect to line matrix printers; the ability of the company to successfully compete against entrenched competition in the thermal printer market; the ability of the company to adapt to changes in the requirements for RFID products by Wal-Mart and/or the Department of Defense or others; the ability of the company to attract and to retain key personnel; the ability of the company’s customers to achieve their sales projections, upon which the company has in part based its sales and marketing plans; the ability of the company to retain its customer base and channel; the ability of the company to compete against alternate technologies for applications in our markets; and the ability of the company to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change. The company does not undertake to publicly update or revise any of its forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized.

OVERVIEW

Printronix printers are used in manufacturing, supply-chain logistics and business-critical applications and have a long life, which allows users to delay programs to upgrade these printers in times of economic uncertainty. Our sales are impacted by worldwide capital spending levels, plant expansions and supply chain activity. We also believe our printer sales, line matrix printer sales in particular, have been impacted by competing technologies.

Overall, the results for the third quarter of fiscal year 2004 were consistent with the rebound in the global economy and information technology spending, and earnings were positive.

Printronix returned to profitability from the losses experienced in the previous quarter. Revenue rebounded sharply from the low point experienced in the prior fiscal quarter. Revenue was about on par with the year ago quarter and, without the impact of IBM’s continuing transition to a direct ship method in the Europe, Middle East and Africa region (“EMEA”), would have increased over the prior year. Orders in our pipeline in the third fiscal quarter appeared to close more quickly than in the second quarter rather than being deferred as noted earlier in the year. The cost control initiatives we implemented have improved our gross margins and operating costs while simultaneously allowing us to continue to invest a higher than industry average in research and development and invest in key programs to promote revenue growth. The rebound in revenue, the cost control initiatives, and the impact of a stronger Euro, allowed an 80% improvement in year over year net income for the current quarter. We increased our cash balances by $3.8 million during the quarter as a result of our asset management programs and stock option exercises. We noted improvement in all of our internal key performance indicators; the order pipeline, revenue growth, gross margins, and cash balances.

During the quarter, we moved forward on our revenue growth initiatives and RFID (Radio Frequency Identification) has emerged as a solid market opportunity. We were first to market with a RFID printer and shipped our RFID “Smart Label Developer’s Kit” and entered into several key alliances during the quarter. We have expanded our global reach by adding additional sales personnel in the Asia Pacific region, China in particular, and also opened new sales offices in Mexico and Australia. We have invested in expanding our marketing efforts to our installed base and capturing more of the recurring revenue streams.

RESULTS OF OPERATIONS

Revenue

Compared with the Prior Year Quarter

Consolidated revenue for the current quarter was $33.9 million, a decrease of $0.2 million, or 0.7%, from the same period last year. The decline in revenue was primarily due to IBM’s conversion to a direct ship method in EMEA, resulting in a slow-down in orders from IBM. As they worked through this conversion, IBM continued to sell to their customers; however; they did not place replenishment orders with Printronix in order to work down their existing inventory. Once converted to a direct ship method, IBM will no longer need to stock inventory in EMEA. Instead, Printronix will ship the products ordered by IBM directly to IBM’s customers. We believe converting to direct ship will result in an improved business model in the future as it is more closely tied to user demands and removes costs from the supply chain. Conversion to a direct ship method was initiated in the second fiscal quarter. We expect the conversion to be completed in the fourth fiscal quarter.

Sales by Geographic Region

Sales by geographic region, related percent changes and percent of total sales for the third quarter of fiscal year 2004 and 2003 were as follows:

	Three Months Ended			Percent of Total Sales

	December 26,	December 27,	Percent	December 26,	December 27,
	2003	2002	Change	2003	2002

	($ in millions)
Geographic Region
Americas	$16.8	$16.9	(0.6)%	49.6%	49.6%
EMEA	11.2	12.4	(9.3)	33.1	36.2
Asia Pacific	5.9	4.8	21.4	17.3	14.2

	$33.9	$34.1	(0.7)%	100.0%	100.0%

The decline in Americas sales was primarily due to lower sales through the OEM channel. EMEA sales were down principally due to IBM’s transition to a direct ship method. We estimate the lost revenues to be approximately $1.3 million during the quarter and expect to complete the transition during the fourth quarter. Asia Pacific sales increased primarily due to growth in the distribution channel, mainly into China, Thailand and Indonesia.

Sales by Product Technology

Sales by product technology, related percent changes and percent of total sales for the third quarter of fiscal year 2004 and 2003 were as follows:

	Three Months Ended			Percent of Total Sales

	December 26,	December 27,	Percent	December 26,	December 27,
	2003	2002	Change	2003	2002

	($ in millions)
Product Technology
Line Matrix	$24.5	$26.1	(6.2)%	72.2%	76.5%
Thermal	4.6	3.6	27.1	13.7	10.7
Laser	4.1	3.8	8.5	12.1	11.1
Verification Products	0.7	0.6	13.2	2.0	1.7

	$33.9	$34.1	(0.7)%	100.0%	100.0%

Industry market analysts currently estimate the line matrix worldwide market for 2002 was $233 million, of which we hold market share of 63%. We intend to maintain and grow our market share through a focus on emerging markets, where we believe line matrix printing is particularly well-suited for the growing manufacturing infrastructure. We also intend to grow our market share by the development of new inking technologies, and expanding applications. We are also placing special emphasis on geographic expansion, particularly in China as their economy expands. We believe line matrix printers offer a lower cost, reliable and robust alternative to laser printing as they can withstand harsh operating conditions.

Industry market analysts currently estimate the high-performance thermal printer worldwide market for 2003 was $194 million, of which we hold market share of 7.6%. We intend to grow thermal sales through the following initiatives; utilizing our existing market access for printer solutions which feature network management, open systems architecture, wireless solutions and RFID capabilities and entering strategic alliances to gain new market access.

Sales by Channel

Sales by channel, related percent changes, and percent of total sales for the third quarter of fiscal year 2004 and 2003 were as follows:

	Three Months Ended			Percent of Total Sales

	December 26,	December 27,	Percent	December 26,	December 27,
	2003	2002	Change	2003	2002

	($ in millions)
Channel
OEM	$9.9	$12.6	(21.8)%	29.1%	36.9%
Distribution	21.9	20.1	9.4	64.8	58.9
Direct	2.1	1.4	45.8	6.1	4.2

	$33.9	$34.1	(0.7)%	100.0%	100.0%

OEM sales decreased from the year ago period partially due to the impact of IBM’s transition to a direct ship method and partially due to lower sales to other smaller OEMs.

Distribution sales increased from the year ago period across all regions.

Sales by Customer

Sales by customer, related percent changes and percent of total sales for the third quarter of fiscal year 2004 and 2003 were as follows:

	Three Months Ended			Percent of Total Sales

	December 26,	December 27,	Percent	December 26,	December 27,
	2003	2002	Change	2003	2002

	($ in millions)
Customer
Largest Customer - IBM	$6.7	$8.0	(16.6)%	19.7%	23.4%
Second Largest Customer	3.1	2.9	5.1	9.1	8.6
Top Ten Customers	18.0	17.0	5.9	53.0	49.7

Sales to IBM were impacted by the conversion to the direct ship method in EMEA.

Recurring Revenue

Recurring revenue from the installed base was $12.9 million and 37.9% of total sales for the current quarter, up from $12.6 million and 36.8% of total sales a year ago. Recurring revenue includes line matrix ribbons, laser consumables, spares sales, sales under the advance exchange program, printer maintenance and depot repair services. Recurring revenue streams are an area of expected continuing growth. We intend to grow our recurring revenue primarily by focusing on marketing to our installed base of customers.

Impact of the Euro

Changes in the Euro’s value in the current quarter compared with the year ago quarter increased revenue by $0.8 million.

Compared with the Prior Year To Date Period

Consolidated revenue for the nine-month periods ended December 26, 2003 and December 27, 2002 was $93.5 million and $103.4 million, respectively. Revenue decreased 9.6% in the year to date period partially due to the challenging global economic environment, partially to the impact of SARS experienced earlier in the current fiscal year, partially to IBM’s transition to a direct ship method in EMEA, and partially to the impact of competing technologies on line matrix product sales.

Sales by Geographic Region

Sales by geographic region, related percent changes and percent of total sales for the nine months ended December 26, 2003 and December 27, 2002 were as follows:

	Nine Months Ended			Percent of Total Sales

	December 26,	December 27,	Percent	December 26,	December 27,
	2003	2002	Change	2003	2002

	($ in millions)
Geographic Region
Americas	$48.6	$53.7	(9.5)%	52.0%	51.9%
EMEA	31.1	36.6	(15.0)	33.3	35.4
Asia Pacific	13.8	13.1	5.2	14.7	12.7

	$93.5	$103.4	(9.6)%	100.0%	100.0%

The decrease in sales in the Americas was principally due to decrease in the OEM channel, partially to IBM and partially due to lower sales to other smaller OEMS. Sales into EMEA decreased from the prior year to date partially due to IBM’s transition to a direct ship method, which started in the second fiscal quarter and partially due to a one-time large OEM order in the prior year. Sales into Asia Pacific were up due to growth in OEM sales.

Sales by Product Technology

Sales by product technology, related percent changes and percent of total sales for the nine months ended December 26, 2003 and December 27, 2002 were as follows:

	Nine Months Ended			Percent of Total Sales

	December 26,	December 27,	Percent	December 26,	December 27,
	2003	2002	Change	2003	2002

	($ in millions)
Product Technology
Line Matrix	$67.9	$78.3	(13.3)%	72.6%	75.7%
Thermal	13.0	11.5	13.1	13.9	11.1
Laser	10.7	12.1	(11.5)	11.5	11.7
Verification Products	1.9	1.5	24.3	2.0	1.5

	$93.5	$103.4	(9.6)%	100.0%	100.0%

Sales by Channel

Sales by channel, related percent changes, and percent of total sales for the nine months ended December 26, 2003 and December 27, 2002 were as follows:

	Nine Months Ended			Percent of Total Sales

	December 26,	December 27,	Percent	December 26,	December 27,
	2003	2002	Change	2003	2002

	($ in millions)
Channel
OEM	$30.8	$41.2	(25.3)%	32.9%	39.8%
Distribution	57.8	58.1	(0.5)	61.9	56.2
Direct	4.9	4.1	18.3	5.2	4.0

	$93.5	$103.4	(9.6)%	100.0%	100.0%

OEM sales were lower than the year ago period due partially to IBM’s conversion to a direct ship method in EMEA, with estimated lost revenue of $2.8 million, partially to lower sales to IBM in the Americas, partially due to the large one-time order to an EMEA OEM in the prior year and partially due to lower sales to other smaller OEMs.

Sales by Customer

Sales by customer, related percent changes and percent of total sales for the nine months ended December 26, 2003 and December 27, 2002 were as follows:

	Nine Months Ended			Percent of Total Sales

	December 26,	December 27,	Percent	December 26,	December 27,
	2003	2002	Change	2003	2002

	($ in millions)
Customer
Largest Customer - IBM	$21.9	$25.3	(13.1)%	23.5%	24.4%
Second Largest Customer	8.1	9.4	(13.3)	8.7	9.0
Top Ten Customers	48.3	51.8	(6.8)	51.7	50.1

Sales to IBM were lower than the year ago period due partially to the conversion to a direct ship method in EMEA, with estimated lost revenue of approximately $2.8 million, and partially to lower sales in the Americas.

Recurring Revenue

Recurring revenue from the installed base was $37.4 million and 40.0% of total sales for the current year to date period, up from $36.6 million and 35.3% of total sales in the year ago period.

Impact of the Euro

Changes in the Euro’s value in the current year to date period compared with the year ago period increased revenue by $2.2 million.

RFID

Management believes that a longer-term sales opportunity for the company relates to customers seeking solutions to RFID initiatives set into place by Wal-Mart and the Department of Defense (“DOD”). In June and July 2003, Wal-Mart and the DOD announced that their top tier suppliers must comply with a specific RFID label beginning January 2005. In response, the company introduced a “Smart Label Developer’s Kit” in September 2003 that includes everything the user needs to conduct pilot programs.

During the current quarter, both Wal-Mart and the DOD have held supplier conferences and an industry association, EPC Global, has been formed to establish RFID standards. The company had operating RFID printers printing the Wal-Mart/DOD labels at each of these conferences, joined EPC Global, announced alliance partnerships with Manhattan Associates, Inc. and Alien Technology Corp., and began shipments of the “Smart Label Developer’s Kit.” Our thermal printers, with the unique feature On-Line Data Validation (ODV™), ensure every bar code label is readable which is a similar requirement for RFID label printing. We do not expect to increase our capital spending levels or operating expense levels by a significant amount in order to pursue the RFID opportunities.

Gross Margin

Gross margin for the current quarter was 40.5%, up from 35.2% for the same quarter last year. The improvement over the prior year quarter is primarily due to a stronger Euro, lower warranty expenses, lower provision for excess inventory, continuing cost reduction programs, and favorable product mix. Changes in the value of the Euro improved gross margin by $0.6 million, or 1.8%, over the prior year quarter.

Gross margin was 37.9% for the nine-month period ended December 26, 2003, up from 34.9% for the nine-month period ended December 27, 2002. The improvement over the prior year period was due to the reasons stated above. Changes in the value of the Euro improved gross margin by $1.6 million, or 1.7%, over the prior year to date period.

Operating Expenses

Engineering and Development Expenses

Engineering and development expenses, related percent changes and percent of total sales are as follows:

				Percent of Total Sales

	December 26,	December 27,	Percent	December 26,	December 27,
	2003	2002	Change	2003	2002

	($ in millions)
Three Months Ended	$4.0	$3.8	6.9%	11.8%	11.0%
Nine Months Ended	11.8	11.9	(0.7)	12.6	11.5

Engineering and development expenses for the current quarter increased due to higher product development costs for RFID compared with the same period last year. Engineering and development expenses for the current nine-month period compared with the year ago same period decreased as a result of lower product development costs in the first and second quarters of fiscal year 2004. The increase in engineering and development costs as a percent of total sales in the nine months ended December 26, 2003, is principally the result of lower revenue.

Sales and Marketing Expenses

Sales and marketing expenses, related percent changes and percent of total sales are as follows:

				Percent of Total Sales

	December 26,	December 27,	Percent	December 26,	December 27,
	2003	2002	Change	2003	2002

	($ in millions)
Three Months Ended	$5.7	$5.2	10.6%	16.9%	15.2%
Nine Months Ended	16.2	15.8	25.7	17.3	15.3

Sales and marketing expenses for the current quarter increased compared with the same period last year mainly due to increased sales compensation costs due in part to expansion in Asia Pacific, geographical expansion in Mexico and Australia and increased spending for marketing programs, including marketing to the installed base. Sales and marketing expenses increased for the current nine-month period compared with the year ago same period due to the reasons noted above and higher labor costs. The increase in sales and marketing expenses as a percent of total sales in the nine months ended December 26, 2003, is principally the result of lower revenue.

General and Administrative Expenses

General and administrative expenses, related percent changes and percent of total sales are as follows:

				Percent of Total Sales

	December 26,	December 27,	Percent	December 26,	December 27,
	2003	2002	Change	2003	2002

	($ in millions)
Three Months Ended	$2.2	$2.1	2.9%	6.5%	6.2%
Nine Months Ended	6.1	6.6	(8.3)	6.5	6.4

General and administrative expenses for the current quarter increased compared with the same period last year due to an increase in the provision for bad debts. General and administrative expenses were down from the year ago period due to lower labor costs, lower provision for bad debts and lower travel costs. The increase in general and administrative expenses as a percent of total sales in the nine months ended December 26, 2003, is principally the result of lower revenue.

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

For the nine months ended December 26, 2003, foreign currency transactions and remeasurements were gains of $0.1 million versus gains of $0.5 million, principally due to the effect of changes in the value of the Euro. Interest expense increased to $0.5 million in the nine-month period ended December 26, 2003, up from $0.4 million a year ago, due to a one-time charge. Year to date interest income decreased to $0.2 million, down from $0.3 million in the prior year period.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all available evidence, including the expected timing of reversals of existing temporary differences, estimated future taxable income, prudent and feasible tax planning strategies, and recent financial performance. As a result of recent U.S. cumulative losses and the full utilization of our loss carryback potential, we concluded that a valuation allowance was appropriate for the quarter and current year to date period, which resulted in no net increase in deferred tax assets.

We have subsidiaries in various countries and are therefore subject to varying income tax rates. We have a favorable pioneer tax status in Singapore for income generated from manufacturing the Printronix P5000 Series line matrix products, resulting in a reduced consolidated effective tax rate when compared with the U.S. statutory rate. The pioneer tax status is scheduled to expire at the end of the current fiscal year. The tax provision for the three and nine months ended December 27, 2002, reflects the realization of certain deferred tax assets due to our ability to carryback and the lower income tax rates in foreign countries in which we operate. The tax provision for the three and nine months ended December 26, 2003 reflects the tax provision of our foreign operations and a full valuation allowance against net operating loss carrryforwards generated in the United States.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity has historically been cash generated from operations. We ended the quarter with cash and cash equivalents of $35.1 million, an increase of $5.5 million from the beginning of the fiscal year. For the fiscal year to date, approximately $6.2 million was provided by operations and $3.2 million was generated from the exercise of employee stock options. The major uses of funds for the fiscal year to date were capital expenditures totaling $2.4 million and $1.1 million for the repurchase of 106,700 shares of company stock, which were all purchased during the first fiscal quarter.

A subsidiary of the company maintains an unsecured line of credit with a foreign bank for $2.1 million. The company also maintains a credit agreement in the amount of $2.5 million with a foreign bank to support our hedging activities. In December 2003, the company obtained a standby letter of credit for $0.2 million in conjunction with our workers’ compensation insurance program. During and as of the periods presented, no amounts were borrowed under these agreements. The company also has a $15.1 million seven-year note, secured by our Irvine facilities. The note requires monthly principal and interest payments and a balloon payment of $12.6 million on June 1, 2007. We ended the current fiscal quarter with long-term debt of $14.4 million and $0.7 million for the current portion on the note.

The remaining shares that can be repurchased at the discretion of management under our stock buyback program totaled 227,395 shares at December 26, 2003.

We do not anticipate any significant changes to our capital expenditure needs in the foreseeable future, which we expect to fund from cash from operations.

As of December 26, 2003, there have been no material changes in the company’s significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K, other than the increase in the credit agreement to support our hedging activities, the reduction in our foreign subsidiary’s standby letter of credit and the addition of our December 19, 2003 standby letter of credit agreement.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare the consolidated financial statements of Printronix in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us at the time. These estimates and assumptions affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingent assets and liabilities. We continuously evaluate our estimates, including those related to product returns, customer programs and incentives, doubtful accounts, inventories, warranty obligations, intangible assets and other long-lived assets, income taxes, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

We believe the most critical accounting policies used to prepare the accompanying consolidated financial statements are the following:

Revenue Recognition

We recognize revenue in accordance with various authoritative guidance including, but not limited to, Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements.” The application of the authoritative guidance requires judgment to determine whether revenue has been realized or is realizable and earned. Judgment is required to record provisions for future product returns, customer programs and incentive offerings, including special pricing, rebates or other programs. Judgment is also required to determine the appropriate period to recognize previously deferred revenue related to service agreements. Any significant change in estimates or circumstances could have a materially adverse impact upon our operating results for the period or periods in which such information is known.

Allowance for Doubtful Accounts

We use judgment based upon historical experience, general economic conditions, and any specific customer collection issues we have identified to determine our allowance for estimated doubtful accounts. Although such bad debt losses historically have been within our expectations and the allowance we have established, we cannot guarantee that we will continue to experience the same bad debt loss rates that we have in the past. Any significant change in estimates or circumstances could have a materially adverse impact upon our operating results for the period or periods in which such information is known. Our accounts receivable include substantial receivables from a few large resellers, and a significant change in the liquidity or financial position of any one of these resellers, or other significant changes in estimates or circumstances with other customers, could result in an additional allowance that could have a materially adverse effect upon our operating results and financial condition.

Inventories

The valuation of our inventory at the lower of the actual cost to purchase and/or manufacture the inventory, or the current estimated market value of the inventory, is based upon judgments about future demand and market conditions. Estimated future demand could prove to be inaccurate, in which case the company may experience product shortages, or may only be able to obtain the necessary components at a higher cost. Conversely, an inaccurate estimate of future demand may also result in additional charges for excess and obsolete inventories. Unanticipated changes in demand or changes in technology could have a materially adverse effect upon our operating results and financial condition.

Research and Development Costs

We account for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, “Accounting for Research and Development Costs” and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Our internal research and development costs, which include software development costs, are expensed, as the costs incurred after attaining technological feasibility are not material. Judgment is required in the application of these pronouncements and in determining when technological feasibility is established. Any significant change in estimates or circumstances could have a materially adverse impact upon our operating results for the period or periods in which such information is known.

Warranties

We record an estimate for warranty related costs based on our judgment about actual historical return rates and repair costs at the time of sale. Although our warranty costs historically have been within our expectations and the provisions we have established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product return rates, or a significant increase in the cost to repair our products, could have a materially adverse impact upon our operating results and financial condition.

Long-Lived Assets

Long-lived assets are assessed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Judgment is required in the application of the authoritative guidance and in determining the recoverability of assets. Any major unanticipated change in estimates or circumstances could have a materially adverse effect upon the recoverability of long-lived assets and upon our operating results and financial condition.

Loss Contingencies

We account for loss contingencies in accordance with SFAS No. 5 “Accounting for Contingencies.” We evaluate the degree of probability of an unfavorable outcome and our ability to reasonably estimate the loss related to litigation and claims against us. Any significant change in estimates or circumstances could have a materially adverse impact upon our operating results for the period or periods in which such information is known.

Income Taxes

SFAS No. 109, “Accounting for Income Taxes” establishes financial accounting and reporting standards for the effect of income taxes. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is also required to determine if deferred tax assets will be realized. If the provision for income tax is inadequate, or if we are unable to realize deferred tax assets, we could experience income tax charges in excess of the reserves established. Any significant change in estimates or circumstances could have a materially adverse impact upon our operating results for the period or periods in which such information is known.

We have operations in multiple international taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues. While we believe we have made adequate provision for any such issues, an unfavorable resolution of such issues could have an adverse effect upon our results of operations and financial condition.

NEW ACCOUNTING STANDARDS

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. The adoption of this Issue did not have a material impact on our financial position or results of operation.

In April 2003, the FASB issued SFAS No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on our financial position or results of operations.

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

PART I. FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosure About Market Risk

PRINTRONIX, INC. AND SUBSIDIARIES

MARKET RISK

The company operates on a global basis and may be impacted by foreign currency exchange rate fluctuations. We have a foreign currency-hedging program in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. Under the program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of December 26, 2003, we had outstanding forward exchange contracts with a notional amount of $4.6 million. Based on the fair value of these contracts at December 26, 2003, we recorded a net liability of $0.4 million.

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

Reports on Form 8-K

A Current Report on Form 8-K dated October 9, 2003 was furnished by the company with the Securities and Exchange Commission announcing its results for the second quarter of fiscal year 2004.

A Current Report on Form 8-K dated November 11, 2003 was furnished by the company with the Securities and Exchange Commission announcing a change in certifying accountants.

PRINTRONIX, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINTRONIX, INC.
(Registrant)

Date: February 9, 2004	By:	/s/ George L. Harwood

George L. Harwood

Sr. Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002