Form 10-K
period 2004-03-26
PRINTRONIX INC
filed 2004-06-23
CIK 311505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 26, 2004

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

      On September 26, 2003, there were 5,734,476 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock (based upon the closing price of $13.18 per share as quoted in the Nasdaq Stock Market® on September 26, 2003) held by non-affiliates of the Registrant was $52,196,978.

      On May 21, 2004, there were 6,033,931 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock (based upon the closing price of $14.55 per share as quoted in the Nasdaq Stock Market® on May 21, 2004) held by non-affiliates of the Registrant was $62,670,880.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 17, 2004 are incorporated by reference into Part III and Part IV of this report.

PRINTRONIX, INC.

i

PART I

Forward-Looking Statements

      Except for historical information, this Annual Report on Form 10-K contains “forward-looking statements” about Printronix, within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “objectives,” “believes,” “expects,” “plans,” “intends,” “should,” “estimates,” “anticipates,” “forecasts,” “projections,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer industry and in the economy in general; the ability of the company to achieve growth in the Asia Pacific market; adverse political and economic events in the company’s markets; a worsening of the global economy due to general conditions; a worsening of the global economy resulting from terrorist attacks or risk of war; a worsening of the global economy resulting from the resurgence of SARS (Severe Acute Respiratory Syndrome); the ability of the company to maintain our production capability in our Singapore plant or obtain product from our Asia Pacific suppliers should a resurgence of SARS occur; the ability of the company to hold or to increase market share with respect to line matrix printers; the ability of the company to successfully compete against entrenched competition in the thermal printer market; the ability of the company to adapt to changes in requirements for radio frequency identification (“RFID”) products by Wal-Mart and/or the Department of Defense (“the DOD”) and their suppliers or others; the ability of the company to attract and to retain key personnel; the ability of the company’s customers to achieve their sales projections, upon which the company has in part based its sales and marketing plans; the ability of the company to retain its customer base and channel; the ability of the company to compete against alternate technologies for applications in our markets; and the ability of the company to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change. We encourage readers of this Annual Report on Form 10-K to review the Risk Factors section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations. The company does not undertake to publicly update or revise any of its forward-looking statements, even if experience or new information show that the indicated results or events will not be realized.

      All brand names used throughout this Annual Report on Form 10-K are trademarks or registered trademarks of their respective companies.

Message from the President

Fiscal 2004 Year in Review — Transition for Growth in Fiscal 2005

      During fiscal 2004 Printronix invested in opportunities to expand its sales presence in emerging technology markets and emerging geographic markets. Despite the global economic downturn that has continued to affect the company over the past year, we believe Printronix is still positioned for long-term growth with a strong balance sheet and a base business with increasing margins that leverage profit with sales growth. With these investments, Printronix is building a foundation for high-growth potential within the emerging radio frequency identification (“RFID”) printing market for labels with an embedded microchip and antenna, while expanding opportunities to tap into increasing demand for line matrix printing technology in emerging geographies.

      Fiscal year 2004, ended March 26, resulted in sales of $125.1 million and a profit of 11 cents per share versus sales of $138.2 million and profit of 51 cents per share in the prior year. Triggered by the economic slowdown, Printronix has been challenged by a decline in sales of line matrix printers in its base business. However, the decline reversed in fiscal 2004 for Printronix branded product sold through distribution channels, but continues to decline in OEM channels.

      To address the OEM channel situation, Printronix has developed a North American program involving the launch of a unique and collaborative marketing demand-generation program with our largest OEM partner, IBM. Printronix will be providing field sales support for IBM and its business partners as well as demand generation activities aimed at bolstering sales among IBM’s installed user base. We are also seizing opportunities to restore profitability and infuse all of our product lines with higher-growth potential by expanding sales and support for all products geographically, particularly in emerging markets. We believe these initiatives will increase global channels to market and restore worldwide line matrix sales to single digit growth rates from the low point of sales reached in fiscal 2004.

      Sales of Printronix high-performance thermal printers grew about 16% during fiscal 2004. Printronix continues to hold a 62% share of the worldwide line matrix market with the broadest range of printers, 500 lines per minute to an industry’s fastest 2400 lines per minute. Line matrix printers continue to fill the segment of reliability, lowest cost of printing and versatility of printed output that ideally suits industrial and back office applications. Strong global enterprise printing solutions and support are integral to the base business, which produces positive cash flow and growing margins, even at a lower annual sales level.

      Printing solutions include the industry’s most advanced network management for printers, PrintNet® Enterprise (“PrintNet”) and open systems architecture (“PSA3”TM), which are shared by Printronix thermal, line matrix and laser printers. In addition, thermal printers are designed for the same industrial reliability as Printronix line printers and also have the unique capability to validate that printed barcodes can be scanned with 100% readability, 100% of the time, through On-line Data Validation (“ODV”TM), meeting compliance requirements that will become even more stringent with RFID. New product and solution developments accelerated during fiscal 2004 with the introduction of three new line matrix printer models that enhance the base business and industry-leading RFID printing solutions to satisfy Wal-Mart/ Department of Defense (“DOD”) mandates. The RFID developments position the company for opportunities in a new high-growth market.

      Printronix was first-to-market with a commercially available Smart Label Developer’s Kit (“SLDK”TM) that includes hardware and software to print RFID labels utilizing the user’s current barcode data stream. It provides a unique solution for conducting pilot RFID label programs to meet Wal-Mart/DOD requirements. As fiscal 2004 ended, these kits and subsequent Printronix RFID printers were already in use among Wal-Mart/DOD suppliers. Strategically, Printronix has also established relationships with software and system integration alliance partners to assist these suppliers in meeting mandates for product shipments for the January, 2005 Wal-Mart/DOD timeline.

      The industry RFID activity is accelerating quickly. Printronix is responding to this opportunity by working with evolving RFID standards as a member of EPC Global, the industry consortium selected to define standards, as a member of the MIT consortium for RFID label applications, and by meeting these needs with evolving solutions and user support. This industry RFID activity is expected to make the high-performance thermal printer market grow at an annual rate of 30% to 40% over the next few years. We believe that our capabilities for rapid solution development and collaborative work with alliance partners and global support will enable Printronix to be one of the leaders in supporting RFID deployment. This user value is expected to result in Printronix sales growth for this new opportunity.

      As the economy recovers, we trust our efforts will provide meaningful returns for investors. As always, we are committed to achieving continued growth in user satisfaction as we fulfill needs for enterprise global printing solutions.

Robert A. Kleist
President and Chief Executive Officer
Printronix, Inc.

Item 1.	Business

General

      Printronix is the leader in multi-technology “Supply Chain Printing Solutions,” which provide remotely-managed printers that produce labels, transaction documents and information reports in the supply chain for businesses around the world. Printronix manufactures three types of applications-compatible printers — line matrix, thermal and fanfold laser, as well as software that manages these printers in an enterprise network. Its integrated network solutions enable the printing of bar codes, labels, forms, and reports, verify their accuracy and offer unequaled diagnostic technology. The solutions and printers have an open systems architecture that enables them to be seamlessly integrated into enterprise networks and operate with legacy applications written for other printers. In addition, Printronix invests in new technology to meet the user’s need to transition to new information technology (“IT”) infrastructures. This is exemplified by the company’s entry in RFID smart label (label with an embedded chip and antenna) printing solutions during the past year. Printronix was first to deliver RFID printing solutions for the Wal-Mart/DOD compliance requirements and has collaborative alliance partnerships to develop products that enable Wal-Mart/DOD suppliers to fulfill these requirements in a timely manner without business interruption.

      Printronix develops, designs, manufactures and markets medium- and high-speed printing solutions and related supplies and services. Products are designed for use in mission-critical applications where unsurpassed reliability and performance are crucial. Products are used in industrial settings such as manufacturing plants and distribution centers, in addition to the back office and the information technology department. Printronix has a global presence with manufacturing and configuration sites located in the United States, Singapore, Holland and Mexico. In addition, we have 19 sales and support locations around the world to support users, channel partners and alliance partners.

      Printronix printers function on a wide range of computer systems and enterprise software and are compatible with various label-generation and label-management software. All Printronix printers have extensive industrial graphics capabilities that allow them to support most popular industrial graphics languages while producing every type of printed computer output, including labels, bar codes, RFID smart labels, multi-part forms and reports.

      Printronix is differentiated from competitors in several key areas. We offer three printing technologies: line matrix, thermal and fanfold laser. We also provide post-sales support with supplies, spares, repairs and maintenance capability, and professional services for custom applications. A unique printer management solution, PrintNet, offers remote management of networked printers around the world. This unique architecture allows common printing solutions to be applied to all three printing technologies. Printing solutions offer direct connectivity to the enterprise software (i.e. SAP/R3, Oracle), thus eliminating costly middleware. In addition, a unique ODV feature provides a differentiated solution in thermal printing for compliance labeling by monitoring bar code labels as they print to verify scanability. This capability, together with the ODV Data Manager for network management, provided the architecture for RFID printing which requires a 100% readability guarantee. The printers are available in languages used around the world. Printronix also designs, manufactures and markets bar code verifiers. We offer both hand-held and on-line verifiers that incorporate traditional and American National Standards Institute (“ANSI”) verification. We develop and own most of the technology employed in our products.

      To support the installed base of printers and verifiers, Printronix sells consumables, such as ribbons and toner. We also sell spare parts and provide other customer services such as the Advanced Exchange spare parts logistics program, repairs and maintenance. Under the Advanced Exchange Program, channel partners do not need to stock inventory of spare parts as we ship parts directly to their repair sites. After the repairs are completed, channel partners then ship the defective part back to us. The consumable supplies, spare parts and customer services provide recurring revenue on the installed base of Printronix printers.

      Printronix markets and sells products worldwide through major computer systems companies (“OEMs”), and a network of system integrators, full-service distributors and value-added resellers. In addition, Printronix has a program to market directly to Major Accounts, which are mostly fulfilled through the distribution-channel or IBM. Major Accounts are large companies who can utilize all three printing technologies, are often multi-national and are leaders in their industries. All three technologies are largely intended for use in related applications and are marketed through the same channels.

      The business is affected by global changes in the level of capital spending to expand or enhance manufacturing plants, distribution centers and investments in information technology spending. We believe that greater emphasis on supply chain management, warehouse automation and the increasing use of bar coded labels offers opportunities for long-term growth. RFID smart label printing solutions are expected to accelerate this growth because this is a new technology that generates new buying decisions.

      Printronix, Inc. was incorporated in California in 1974 and was reincorporated in Delaware in December 1986. Our headquarters are located at 14600 Myford Road, Irvine, California, 92623 and our internet web address is www.printronix.com. Our main phone number is (714) 368-2300. All of Printronix’s filings with the Securities and Exchange Commission (“SEC”) are available free of charge through our investor relations page on our internet site, immediately upon filing, or alternatively at www.sec.gov. Our stock is traded on the Nasdaq Stock Market under the symbol PTNX. Unless the context otherwise requires, the terms “we,” “our,” “us,” “company” and “Printronix” refer to Printronix, Inc. and its consolidated subsidiaries.

      Certain geographical information for Item 1 is found in Note 8 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Market Overview

      Various industry analysts track market share data and such data for fiscal year 2004 is not yet available. In fiscal year 2003, Printronix had a 62 percent market share in the worldwide line matrix market, excluding Japan. We introduced a thermal printer line in late fiscal year 2000 and have increased market share to 7.6 percent of the performance segment (high-end) of the 2003 worldwide thermal market. Industry analysts do not track the size of the fanfold laser market; however, we believe Printronix has a dominant market share in the high-end fanfold laser label-printing segment.

Geographical Regions

      We classify revenue into three geographical regions; The Americas, Asia Pacific, and Europe, the Middle East and Africa (“EMEA”). Printronix products are sold in over seventy-five countries. We believe a large percentage of our future revenue will continue to come from outside of the Americas. We believe our largest growth opportunities for line matrix exist in the industrializing countries of Asia Pacific, especially China, and also in areas of EMEA. Growth opportunities for thermal, and in particular RFID, exist worldwide starting with North America and growing into EMEA and Asia Pacific as standards are set for those regions. Printronix products are priced in United States dollars and in Euros. A summary of the effects of the change in the Euro’s value can be found in Note 1 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. A summary of revenue and assets by region can be found in Note 8 of this Annual Report on Form 10-K.

Growth Strategy

      We continue to invest in sales and marketing, adding additional sales personnel in EMEA, new sales offices in China, Australia, and Korea in the Asia Pacific region and a new sales office in Mexico in the Americas region. These new sales offices are one aspect of our strategy to promote revenue growth through geographic expansion. As the majority of this expansion was in the latter part of fiscal year 2004, sales growth benefits have not yet been realized.

      We also believe RFID is an opportunity for future growth. We intend to grow thermal market share by expanding the range of applications and solutions, specifically RFID smart label print solutions in which Printronix’s unique features add value, and by expanding the migration of industrial printing to new enterprise software platforms, networks and applications. In the past year, we have entered into several strategic alliances with other key companies in the RFID market. In addition, in prior years, Printronix entered into strategic alliances with providers of warehouse management-systems software that serve the retail logistics and automotive industries. We believe these alliances will expand our channels to market and increase the value of our industry solutions. We expect to continue to enter into additional alliances.

      Printronix intends to continue investing in printing solutions and to leverage those solutions across its line matrix, thermal and laser products. We also intend to continue to invest in high-speed line matrix printer development and believe these high-speed models offer an opportunity to replace aging high-speed band printers and to fulfill the growing need for higher speed printing in emerging markets. Printronix’s focus is to develop better ribbon technology and manufacturing processes to enhance line matrix print quality and market share of ribbons in the Printronix installed base.

      Printronix intends to grow revenue from our installed base of printers by expanding channels for supplies, by increasing services, such as maintenance, repairs, spare parts logistics programs, and professional services, such as training and custom applications. We expect these actions will increase our share of this market. We also are expanding market share of remanufactured Printronix printers, a market segment Printronix entered in fiscal year 2002.

      We expect to create demand for Printronix’s products through Major Accounts marketing and vertical marketing programs. We are working with retail and automotive industry leaders to provide printing solutions using all three of our printing technologies. We believe we can achieve efficiencies for end-user customers through our global channel partners due to the common architecture, worldwide support and post-sales supplies and services.

      To stop any further erosion of sales of line matrix product sold through the OEM channel, Printronix and IBM together have developed a plan for Printronix to provide field sales support for IBM and their resellers as well as having Printronix provide telemarketing to the IBM installed base for demand generation.

Technology

      Printronix’s core technologies include line matrix and thermal print engines, subsystem controllers and software, bar code verification, RFID smart label printing and network-printer management. Line matrix, thermal and laser printers developed from these technologies are unified by a common control architecture called Printronix System Architecture (“PSA”TM), the latest version of which is PSA3. This architecture permits all three printing technologies to be application-compatible by supporting common industrial graphics languages, host communication protocols, and global network management, thereby enhancing user productivity and printer up-time.

      Printronix also offers advanced network-printer management solutions with PrintNet, which is a combination of hardware and software components. PrintNet is a web-enabled remote printer-management tool, combining printer diagnostics, troubleshooting, an alerting system and visibility that allows remote management control of Printronix printers anywhere in the world from a networked desktop. PrintNet includes special printer capabilities, an interface card to provide connection to an Ethernet network and a Java-based software application providing advanced configuration-management tools, event notification, remote status and diagnostic capabilities.

      In addition, Printronix offers the unique ODV capability that verifies all bar codes produced on the T5000 thermal printer line are readable by bar code scanners, thus eliminating disruption and costly rework in the supply chain. ODV analyzes each bar code immediately after the label is printed and validates that the bar code is within specifications. The T5000 will automatically strike out an invalid label and print a new label. ODV also provides a quality control record of each bar code printed. ODV Data Manager, introduced in fiscal year 2003, provides enhanced data capturing and reporting capabilities and the ability to evaluate data within each bar code. RFID printers have a similar capability.

      During fiscal year 2004, we further advanced our industry leadership in printing solutions through new product development. Two new line matrix products were the P5224D, which at 2400 lines per minute is the world’s fastest line matrix printer and an improved 2000 lines per minute model. New thermal products include the RFID smart label printers and wireless mobile cart printing.

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

      The dot placement of our line matrix printers is very precise, permitting accurate character alignment. The combination of precise dot placement anywhere on the page and the use of overlapping dots rather than fully formed characters enables printers made by Printronix, under computer control, to produce graphic output. Another key feature of the line matrix technology is that hammer energy is optimized to print only dots, resulting in improved print quality on multi-part forms. These printers are available in pedestal or cabinet models with worldwide languages, a wide range of computer capabilities and a power paper stacker for cabinet model units.

      Uses for line matrix printers include reports, multi-part forms, bar codes, labels and program listings. The P5000 series line matrix printers operate at 500, 1000, 1500, 2000 and 2400 lines per minute (“LPM”). The value provided by line matrix printing is the high level of reliability, the ability to function in harsh environments, the lowest cost per printed page and the ability to process multi-part forms. The P5000 series models were introduced in fiscal year 1996, and replaced our previous generation of models. In fiscal year 2004, three new high-speed models were launched into the market. These were 2000 and 2400 LPM models for the worldwide market and an 800 LPM model specifically for printing Asian languages. Additionally, expenditures were made to develop a zero tear version of a printer capable of printing single sheets without wasting preprinted forms, which was released for sale late in the fourth quarter of fiscal year 2004. Our P5000 series of line matrix printers offers the PrintNet option, which includes high-speed Ethernet connectivity and full remote printer management capabilities.

Thermal Printers

      Thermal printers have become the primary instruments in the creation of on-demand bar codes and label printing, increasingly important in supply chain logistics.

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

      Printronix thermal printers range in print width from 4.1 to 8.5 inches and in speed from 6 to 10 inches per second. They print at 200 or 300 dots per inch (“DPI”). The latest version is the T5000e, which was introduced in fiscal year 2003. The printers support both direct and thermal transfer methods and were designed to fulfill the demands of the high-volume, mission-critical industrial users.

      The T5000e wireless-enabled thermal printer models were designed, engineered and manufactured by Printronix, and they incorporate PSA3 and PrintNet. The T5000e also offers the unique ODV capability that verifies the bar codes it produces meet industry specifications and will scan accurately. With PrintNet, ODV and PSA3, the T5000e sets a new standard of durability, versatility, flexibility, and manageability to meet today’s enterprise users’ needs. The latest development in fiscal 2004 provides users with the next new requirement, RFID smart label printing solutions. These printers address a wide range of label printing applications in the manufacturing, warehousing/distribution, transportation, retail logistics and health care sectors for today and tomorrow.

Radio Frequency Identification (“RFID”) Smart Label Printers

      During the second quarter of fiscal year 2004, the retailer Wal-Mart and the DOD, announced that they would require their top 100 suppliers to use RFID technology on the pallet and case labels of products supplied to them by January 2005. Their remaining suppliers are required to implement RFID technology by the end of 2006. These mandates have set in motion a trend in advanced automation requiring suppliers to focus their resources on implementing RFID printing.

      RFID technology is already in use in products such as toll road transponders that identify the automobiles to the transit authorities, for animal identification purposes and in libraries. RFID labels increase the effectiveness of product identification by combining traditional bar code information with electronic data on the same label.

      There are various methods to achieve compliance with the Wal-Mart/DOD mandate. A primary method uses a printer in creating the labels and Printronix is addressing the needs of the suppliers who choose this method. If a supplier chooses this method of compliance, the components of a typical RFID label generating system consist of five main items: RFID labels, readers, software, a printer and integrator. The RFID label consists of a microchip with a flexible antenna embedded in the label stock used for traditional bar coded labels, and are known as smart labels. The reader uses radio waves to scan the microchip via the antenna. The reader can read the labels without the need for physical contact or line-of-sight positioning as needed in a traditional bar coded label scanner. The RFID printers have a reader, sometimes referred to as an encoder, which encodes the microchip in the label and then immediately verifies that the label is readable. Another method to achieve RFID compliance requires suppliers to attach an RFID label that contains only the antenna and microchip. A printer is not needed to create the label with the antenna and microchip under the second method, only an encoder. We believe there are numerous advantages and disadvantages to both methods.

      Much like the universal product code (“UPC”) is used today in traditional bar code labels, the smart labels are required to use the electronic equivalent, the electronic product code (“EPC”). The EPC identifies the particular item in the supply-chain by identifying the manufacturer, the product, and version. The microchip will have memory to accommodate the EPC number.

      In the future, RFID technology is expected to support improved supply-chain visibility by allowing companies to know where every item in their supply-chain is located at any moment in time. One example of the expected benefits of RFID technology might be seen in the shipping of products from the manufacturer to the retailer. As trucks are loaded, RFID technology will allow suppliers to tell customers exactly what has been shipped. This should also enable better theft control since RFID technology would allow for continuous product verification throughout the supply-chain. In addition, RFID technology should reduce problems like inventory stock-outs by enabling more efficient demand planning as well as minimizing the potential for misplacement of in-stock items. Finally, distribution centers can streamline the identification of inventory in process that should lead to improved inventory accuracy, improved operational productivity and reduction of product shortages. All of these improvements are likely to contribute to overall lower supply-chain costs as well as better customer service and associated customer loyalty.

      EPCGlobal, which is a joint venture of the EAN International and Uniform Code Council (the “UCC”), is developing standards for the EPC number. Together, EAN International and the UCC constitute 100 member organizations worldwide with more than one million members from 102 countries. Printronix is a founding member of EPCGlobal. Standards for the emerging RFID market are evolving very rapidly. Ultra high frequency (“UHF”) standards have been set for the United States and Europe but not yet for the rest of the world. The design and protocols for the microchip used in RFID smart labels are also evolving as the industry moves forward. Currently, three classes of chips are available; Class 0, Class 0+ and Class 1. EPC standards committee is currently driving the design of a second-generation chip that is expected to become the standard going forward.

      We believe Printronix is well positioned to continue to be a leading participant in the growing RFID thermal printer market. During the second quarter of fiscal year 2004, Printronix was the first to commercially ship a printer that was designed to meet this emerging market. These Printronix RFID Smart Label printers encode the label with an UHF 915 MHz radio signal, print human readable traditional bar code information on the label and verify the encoded information. Printronix now markets RFID offerings such as the SLDK that allow our customers to develop RFID printing solutions in a test environment before integrating these solutions into current operations. Printronix has developed Software Migration Tools (“SMT”) which enable a printer to automatically create RFID commands from existing legacy label bar code applications data streams. Printronix also offers innovations such as RFID Print and Apply solutions to address compliance and automation application requirements. An RFID Integrator Program has also been created that brings customers together with partners carefully selected by Printronix who are RFID industry experts and technicians. In the first quarter of fiscal year 2005, Printronix introduced its second-generation of RFID printers including the industry’s first EPC multi-protocol printer and a Class 1 optimized printer.

      We are working to help establish industry standards to enable our RFID printers to integrate effectively into our customer’s information technology and supply-chain environments. As RFID standards continue to evolve in the near future, Printronix expects to be able to support these changes through development of software upgradeable reader technology and through the ability to field upgrade our printers to support future RFID technology.

      Printronix has also developed a Professional Services staff that is leveraging our technical know-how with the goal of supporting our customers in their migration to an RFID-enabled environment. This is expected to be accomplished through consulting, label compliance and certification, and ERP and application migration and implementation support.

      Given the Wal-Mart/DOD mandates that all suppliers use RFID tags on all pallets and cases by the end of 2006, it is expected that the RFID portion of the thermal market will have significant growth potential. Printronix, being first to market with an EPC printing solution and through its significant level of focus on RFID technology, expects to have market access for RFID applications beyond that which our present thermal market share might indicate. While Printronix acknowledges that there is at least one larger company now vying for a strong position in the RFID printer market, we believe that we are positioned as a strong participant in the emerging RFID print opportunity.

Laser Printers

      The LaserLine® printers combine print quality and speed with the distinct advantages of fanfold forms. A straight-through paper path combined with optional power stacking allows for long, unattended print runs. Fanfold laser printers create images by fixing toner on paper electrographically.

      The L1524 laser printer operates at up to 24 pages per minute (“PPM”) and 300 DPI. The L1524 uses the more conventional heat/pressure fusing process, supports form widths up to 10 inches and offers a 50,000 pages per month duty cycle. The L1524 is primarily used for medium-volume billing and labeling applications.

      The LaserLine L5520 and L5535 fanfold laser printers, with their unique label-printing capabilities, operate at up to 35 PPM, 240 to 400 DPI, and have a unique flash fusing process, which produces output of exceptional durability and quality that can’t be scratched off. Unlike other laser printers, the L5520 and L5535 can print on a wide variety of media including synthetics and plastic cards. The wide carriage, which can print widths up to 14.6 inches, high-duty cycle and durability of the output make these printers particularly well suited for high-volume utility-type billing and labeling applications.

      Fanfold laser printing provides value with its high-resolution, high-speed batch printing and jam-free operation.

Bar Code Verification Products

      A bar code verifier reads and decodes a bar code in the same manner as a normal scanner, but it also analyzes the adherence of the bar code to published industry specifications to verify that any scanner can read the barcode. Hand-held portable models and on-line models are available that meet practically any industry requirement. On-line verifiers are fixed to either printers or conveyance systems. When attached to a printer, the verifier analyzes the bar codes being produced by the printer. When attached to a conveyance system, the verifier analyzes the bar codes as they traverse in front of it. On-line models have an additional feature that communicates with the printers or conveyance systems and allows them to be controlled. These control features can stop the printers or conveyance systems, sound alarms or alert operators that manual intervention is required, if the bar codes are not meeting industry specifications. When used on Printronix thermal printers, they interact with the printer so the printer automatically overprints and voids the bad label and prints a new one, and the network manager is provided a record of the transactions through ODV Data Manager.

Supplies, Consumables and Services

      Printronix sells associated printer supplies and consumables such as ribbons and toner. Line matrix ribbons are designed and manufactured by us; other supplies and consumables are purchased from outside suppliers. We offer maintenance services and the Advanced Exchange program, which provides logistical support for spares and repairs, and minimizes the amount of inventory needed by our resellers and channel partners to service the printers. The printers are sold with warranties, but customers can purchase maintenance service agreements from us or from our channel that cover the post-warranty period. Printronix also repairs and sells spare parts to our channel, which are used to support their maintenance service programs. Supplies, consumables and services, such as maintenance, are an area of expected growth because Printronix can add value.

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

Warranties

      We offer warranties of various lengths to our customers, depending upon the specific product and terms of the customer purchase agreement. Printronix offers generally either a 90-day on-site or a 12-month return-to-factory standard parts-and-labor warranty on printer and verifier products to most customers. Defective printers and verifiers can be returned to us for repairs or replacement in the applicable warranty period at no cost to the customer. Supplies are warranted for the shelf life of the products, which can be up to two years.

Seasonality

      Revenue patterns are only somewhat impacted by seasonal fluctuations and are more significantly impacted by the level of global spending on plant expansion and refurbishment. Typical historical revenue patterns have resulted in slightly higher revenues in our third fiscal quarter as many customers are completing their fourth fiscal quarter at that time. In addition, we historically experience a drop in sales in EMEA in the summer months, which occurs in the second quarter.

Channel

      Printers and other products made by Printronix are sold worldwide through OEMs, and a network of full-service distributors, systems integrators and value-added resellers. In addition, Printronix has a program to market directly to Major Accounts, most of which are fulfilled through the distribution-channel or IBM. OEM sales, distribution-channel sales and direct sales were 31.3%, 63.1% and 5.6% of net sales, respectively, for fiscal year 2004. Channel sales were 38.9% OEM, 56.4% distribution and 4.7% direct for fiscal year 2003 and 43.0% OEM, 54.5% distribution and 2.5% direct for fiscal year 2002. Printronix builds each product to order and ships directly from our factories to the end user in most cases, thus reducing our partners’ inventory levels and resulting in minimal short-term order backlog to Printronix.

      Information on sales to our largest customers can be found in Note 8 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Competition

      Products made by Printronix compete in the overall market for medium- and high-speed computer printers. The overall market includes line matrix, thermal transfer, laser, inkjet, serial, and band printers. We compete directly with several companies of varying sizes, including some of the largest businesses in the United States and Japan.

      Competitive factors in the printer markets include reliability, durability, price, total cost of ownership, print quality, versatility of special performance features, information systems connectivity, channel-to-market, post-sales support, including professional services, and financial resources to invest in new product designs and features. We believe our printers are highly competitive with regard to features, reliability, durability, price/ performance and cost of ownership. Professional services includes a wide range of services to enable our printing solutions to deliver their full potential in the customer’s enterprise system. We invest more heavily in research and development than the industry average, but can offer no assurance that products with superior technology or superior price/performance will not be introduced by competitors. If introduced, those products could have a materially adverse impact on results of operations and financial position. Knowledge of a pending new product in the marketplace by us or by our competitors may have an adverse impact on revenue as customers may delay purchasing decisions until the new product is available.

      The worldwide market for line matrix printers for calendar year 2003 is calculated at $139 million, excluding Japan. Industry analysts reported this market dropped by 18 percent for calendar 2003, which marks the fourth consecutive year of decline. This continued decline is the result of strong competition from mid-to-high range laser printers, saturation of the market with the latest line matrix offerings, and new technologies that bypass mass printing altogether. As this market has matured, the two largest remaining competitors Tally and Genicom have merged, while others are in the process of exiting the market. Printronix continues to hold the dominant position with a 62 percent market share, compared with the newly merged Tally/Genicom holding 24 percent. Regionally, the market is now roughly balanced between Asia Pacific, EMEA, and the Americas.

      Our strategy, given the declining market, is to create greater upgrading within our installed base, increase our share of the post-sale recurring revenue stream for each printer installed, and fully capitalize on the growth in China and other emerging markets. Further research and development investment is required to introduce newer models that deliver substantial benefits over currently installed units and to provide the competitive features necessary for the emerging Asian markets.

      To stop any further erosion of sales of line matrix product sold through the OEM channel, Printronix and IBM together have developed a plan for Printronix to provide field sales support for IBM and their resellers as well as provide telemarketing to the IBM installed base for demand generation.

      Industry analysts have determined the calendar year 2003 worldwide market for high-end thermal printers to be $234 million based on end-user pricing, up seven percent over the prior year. On average, these printers have a list price of $2,500 or more. The high-end market is defined as printers used in mission-critical applications with high-performance features. Printronix grew our calendar year 2003 market share to 7.6 percent, up from six percent from the prior calendar year. Our strategy for the thermal market is to continue to grow market share by delivering compelling solutions around our thermal products, including RFID. Printronix was first to market in November 2003 with a UHF capable printer that met the Wal-Mart and DOD RFID requirements. We expect to continue to provide leadership in this new emerging product category and win new customers in the process.

      Our primary competitors in the thermal market (non-RFID) are Zebra Technologies Corporation (“Zebra”), Sato, Toshiba Corporation (“TEC”) and Intermec, a subsidiary of Unova. Together they account for 79 percent of the thermal high-end market, relatively unchanged from 2002.

      Industry data on the fanfold laser market is not available. We believe we have a significant share of the segment devoted to fanfold laser label printing, a niche market in computer printing.

      Verification products offer a unique feature mix of fixed-position scanning, verification communication and controls. There is little direct competition at this time for on-line verifier products. For portable verifiers, there are two major competitors in the United States, and both purchase on-line verification products from us.

      Printronix invests a larger share of its revenue than do our competitors in research and development and expects to continue to do so. In fiscal year 2004, this was about 13 percent versus six percent. The incremental expenditure incurred by Printronix is primarily due to the added solutions development over and above the development of printers. We believe that our global presence, three technologies, advanced network-printer management capabilities, unique ODV capability and RFID print solution leadership provide a competitive advantage.

Order Backlog

      Pursuant to Printronix’s business model, we build to order and direct ship to our channel partners’ customer in most cases. Our manufacturing process of combining printer variants, which contain features common across the printer technology family, with the end users’ unique combination of options, achieves a rapid order completion. In most cases, orders are shipped the day after they are received. As a result, we believe order backlog is minimal and is not a meaningful indication of future sales. Our largest customer in the OEM channel in EMEA, IBM, converted to the direct-ship method in fiscal year 2004 with a one-time drop in Printronix sales, as discussed further in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Production and Manufacturing

      We believe the quality and price-performance of our products are instrumental to our success. As a result, we utilize concurrent design and manufacturing in the development of our products by incorporating our manufacturing processes with the product design. We source our own raw materials and components from a variety of suppliers. We assemble our printer products on a configure-to-order basis.

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

Engineering and Development

      Printronix operates in an industry that is subject to technological change, and our ability to compete successfully depends upon, among other things, our ability to anticipate market needs and to respond quickly with new solutions. We invest a larger share of our revenue in research and development, about 13 percent versus six percent, than our competitors. Accordingly, we are committed to a product-development process that is coupled to market requirements and facilitates high-quality, rapid, product development and introduction.

      Engineering and development expenditures were $15.9 million in fiscal year 2004, $15.8 million in fiscal year 2003 and $15.7 million in fiscal year 2002 and have remained relatively constant in spite of the decrease in revenue. Engineering personnel are located in all three key regions: the Americas, Europe, and Asia Pacific. For fiscal year 2004, product development focused on a three pronged strategy: introduce new products to open new markets, broaden product lines within existing markets, and enhance existing products to support regional expansion in the Asian markets. The most significant change from prior years was a strategic shift to develop a new line of thermal printers to support Wal-Mart and the DOD’s RFID initiatives. In addition, the T5000 thermal family was further enhanced to add additional data stream interpreters to work in TEC and Intermec applications. In addition, a general purpose interface was released to support a broad base of post-processing external devices, including print and apply applicators, which were released in the first quarter of fiscal 2005. The applicator prints the smart label and applies it to the case without manual intervention. To address the market need for industrial grade transaction printing, a zero tear version of the P5000 line matrix pedestal printer was developed and launched in late fiscal 2004, which eliminates preprinted forms waste by printing single sheets. To facilitate regional expansion, the P5000 line sold into Asian markets received a new high-speed controller coupled with regional specific enhancements for both distribution and OEM version printers.

      Expenditures were made in fiscal year 2003 to develop the wireless printers, the T5000e, the P5240D, and the P5220S, an enhanced version of the P5220. Research and development expenditures were made in fiscal year 2002 to enhance our suite of enterprise system printing solutions. These enhancements included: introduction of PrintNet Enterprise, a significant innovation in enterprise network-printer management; the P5220; new network printing protocols; feature and language enhancements to the T5000 thermal printers; and ODV enhancements.

Intellectual Property

      We operate in an industry characterized by technological change and, as a result, we rely on patents, licenses, trade secrets, non-disclosure agreements from third parties and other rights we may have to protect our intellectual property. Printronix has been issued 47 United States and related foreign patents (primarily in Canada, the United Kingdom, France and Germany) associated with various aspects of our printers. The expiration of these patents range August 2004 to March 2023. We believe that our patents, in various technologies (line matrix, thermal, system architecture, printer control), have competitive value and we intend to continue our practice of enforcing our patent rights against potential infringements where we deem appropriate. We do not believe the expiration of any of these individual patents will have a significant material impact to our financial condition or results of operations. Although there can be no assurance that we will be successful in defending our rights to any of our patents, we believe our patents are valid.

      Despite our best efforts, we may fail to protect our intellectual property from unauthorized use. In addition, our global operations and sales expose us to the risk that other countries may fail to provide the same level of protection for our intellectual property as afforded in the United States.

      Printronix has no material licenses from others pertaining to the manufacture of products, including those under development, and believe none are currently required. Certain software is obtained under licensing agreements. We believe, based on industry practice, any such licenses as might be required in the future could be obtained on terms that would not have a material effect on us.

Employees

      Printronix had 828 employees as of March 26, 2004, including 447 in the United States, 301 in Asia Pacific and 80 in Europe.

      None of our employees in the United States or Asia Pacific is subject to a collective-bargaining agreement. Our wholly-owned subsidiary, Printronix Nederland BV, is a member of the Employers Union FME-CWM, and some of our employees have elected to become members of an employee union. This employee union is not government-sponsored and is supported by contributions from its members. We believe our relationship with our employees is good.

Foreign Operations

      We have manufacturing facilities in Singapore, wherein line matrix and thermal printer products and some key components are produced. The Singapore facilities also provide product support and customer service for the Asia Pacific region. We have a facility in the Netherlands that provides product support, customer service, line matrix, thermal and laser printer configuration and distribution. In April 2002, we began manufacturing line matrix ribbons in Mexico for shipment to the Americas. In November 2002, we expanded the manufacture of line matrix ribbons in Mexico to include those for export to EMEA and Asia Pacific. We have sales offices within Germany, France, the United Kingdom, Austria, India, Korea, China, Singapore, Mexico and Australia.

      International sales information is found in Note 8 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

      We are not aware of any significant risks with respect to our foreign business other than those inherent in the competitive nature of the business, fluctuations in foreign currency exchange rates and other world events. Selected financial information regarding foreign and export sales by geographical area is set forth in Note 8 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 2.	Properties

      Printronix owns a facility measuring approximately 186,000 square feet in Irvine, California, which houses our U.S. operations, sales support, engineering and development and also is the company headquarters. The leased facility in Memphis, Tennessee, is approximately 39,000 square feet. In June 2004, management announced they will close the Memphis facility. We do not expect the closure of this facility to have a material impact on our financial position or results of operations. Related expenditures are expected to be approximately $340 thousand.

      Foreign operations are located in Singapore, the Netherlands and Mexico. Singapore operations are in a facility owned by Printronix, which was constructed in fiscal year 1997 and totals approximately 74,000 square feet. The Singapore facility is subject to a land lease, which expires in year 2057. The Netherlands operations are in leased facilities of approximately 33,000 square feet. The lease on the Netherlands facilities is an annual lease that is extended from year to year and expires in June 2005. The Mexico operations are in leased facilities of approximately 17,410 square feet. The lease on the Mexico operation expires in September 2006. We also lease several small offices, generally on short-term leases, throughout the United States, Asia Pacific and Europe for sales, support or service.

      See Note 9 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a summary of the expiration dates and lease or rental commitments.

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

      In August 2002, we responded to an inquiry from the California Department of Toxic Substance Control (the “Department”) regarding our operations at the site of our former production plant. In February 2004, the Department submitted a proposed Corrective Action Consent Agreement to Printronix, which would require Printronix to perform an investigation of the site which would be used as a basis to determine what, if any, remediation activities would be required of Printronix. We are convinced that we bear no responsibility for any contamination at the sites and we intend to defend vigorously any action that might be brought against us with respect thereto.

      As of March 26, 2004 and March 28, 2003, we continued to maintain an accrual for $0.2 million, included in accrued liabilities other, which we believe is a reasonable estimate to cover any additional expenses related to environmental tests that could be requested by the Board. Furthermore, we believe that we have adequately accrued for any future expenditures in connection with environmental matters and that such expenditures will not have a materially adverse effect upon our financial condition or results of operations.

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

      Printronix has one class of common stock and is traded on the Nasdaq Stock Market under the symbol PTNX. To date, Printronix has not declared or paid cash dividends on its common stock. As of May 21, 2004, the closing price per share was $14.55 and there were 1,353 registered stockholders of record.

      The table below provides the high and low closing stock prices at each fiscal quarter end:

	2004		2003

	High	Low	High	Low

1st Quarter	$11.48	$9.70	$12.50	$11.85
2nd Quarter	14.00	11.04	12.69	8.91
3rd Quarter	18.00	13.10	12.34	8.75
4th Quarter	20.30	14.00	12.95	9.01

Item 6.	Selected Financial Data

      The following income statement and balance sheet data have been derived from our consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended March

	2004	2003	2002	2001	2000

	($ in thousands, except per share data)
Results of Operations:
Revenue	$125,070	$138,229	$146,683	$158,091	$190,240
Net income (loss)	$632	$3,037	$2,305	$(1,335)	$10,472
Basic net income (loss) per share	$0.11	$0.52	$0.39	$(0.22)	$1.64
Diluted net income (loss) per share	$0.11	$0.51	$0.39	$(0.22)	$1.56
Selected Balance Sheet Data:
Cash and cash equivalents	$36,671	$29,617	$22,618	$9,832	$14,980
Working capital	$55,890	$46,670	$40,486	$35,287	$19,366
Total assets	$111,809	$106,087	$104,959	$105,969	$111,560
Long-term debt, net of current portion	$14,175	$14,875	$15,575	$16,275	$—
Stockholders’ equity per share	$12.64	$12.67	$11.72	$11.22	$11.34

      The fiscal year 2001 results include pretax charges of $1.8 million related to restructuring the manufacturing operations as discussed in Note 5 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations on Form 10-K should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements provided under Part II, Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

      We prepare the consolidated financial statements of Printronix in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us at the time. These estimates and assumptions affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingent assets and liabilities for the fiscal years presented. We continuously evaluate our estimates, judgments and assumptions, including those related to product returns, customer programs and incentives, doubtful accounts, inventories, warranty obligations, intangible assets, other long-lived assets, income taxes, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the most critical accounting policies used to prepare the accompanying consolidated financial statements are the following:

Revenue Recognition

      We recognize revenue in accordance with various authoritative guidance including, but not limited to, Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” The application of the authoritative guidance requires judgment to determine whether revenue has been realized or is realizable and earned.

      We consider revenue to be realized or realizable and earned when we have persuasive evidence of a sales arrangement in the form of a contract or a purchase order, the product has been delivered and title and risk of loss has passed, which generally occurs when the product is shipped, the sales price is fixed or determinable and collectibility is reasonably assured. Our sales are based upon written contractual agreements with our resellers that include established pricing and terms. Our printers contain operating system software, which we consider incidental to the sale of the printer, and no revenue is attributed to the software. We also sell standard “pre-packed” software to support bar code label printing applications and other software options. This software does not require customization, nor do we have any post-sale obligations. Revenue is recognized as this standard “pre-packed” software is shipped with the printer.

      Products that are not working properly may be returned subject to our warranty policy discussed below. Customers may return products that are incompatible with the intended application. Judgment is required to record provisions for future product returns. Our business model of configuring products to order for each customer and direct shipping to end users in most cases greatly reduces the amount of inventory in the channel, effectively reduces product return liability and aids in estimating future product returns. We continuously monitor product returns and, at the time of sale, record a provision as a revenue reduction for the estimated amount of future returns, based upon historical experience, authorization we have granted for significant pending returns and any other known factors. Although such returns have historically been within our expectations and the provisions we have established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Because of our direct ship business model, we encourage our channel partners not to hold inventory and, as a result, we do not offer pricing protection for any inventory that is carried by our channel partners. Any significant increase in product failure rates and the resulting returns, or product returns for other reasons, could have a materially adverse impact upon our operating results for the period or periods in which such information is known.

      We had no revenue arrangements with multiple deliverables such as the delivery or performance of multiple products, services or rights to use assets that would need to be identified into separate units of accounting.

      Judgment is also required to record provisions for customer programs and incentive offerings, including special pricing, rebates or other programs. We record estimated revenue reductions at the time of sale for such programs. Historically, the revenue reductions for these programs have been within our range of estimates; however, we cannot guarantee that we will continue to stay within our range of estimates. Future market conditions may cause us to increase the amount of incentive programs or other programs and could result in additional revenue reductions at that time.

      We offer professional services, such as training and customized applications to customers. These services are generally short-term in duration and are billed separately upon completion and acceptance of the service. Although the revenue received from professional services is not currently material, professional services are considered an area of potential growth.

      Most of our customers arrange their own shipping methods. For the remaining customers, we record revenue for shipping costs charged. The related shipping costs incurred are recorded as cost of sales.

      We offer printer-maintenance services through service agreements that customers may purchase separately from the printer. These agreements are mostly for a one-year period. We provide the point-of-customer-contact and initial diagnostic services, and supply the parts used for printer repairs. We have contracted with third parties to perform the on-site repair services. Revenue from maintenance contracts is deferred and recognized on a straight-line basis over the period of each individual contract, which approximates the manner in which costs are incurred. Any significant change in estimates or circumstances could have a materially adverse impact upon our operating results for the period or periods in which such information is known.

Allowance for Doubtful Accounts

      We perform credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness. We periodically review all open accounts and provide allowances for specific customer-collection issues based upon our estimate of collectibility. In addition, we maintain general reserves based upon evaluation of our historical losses and overall economic conditions in our industry.

Although bad debt losses historically have been within our expectations and the allowance we have established, we cannot guarantee that we will continue to experience the same bad debt loss rates that we have in the past. Any significant change in estimates or circumstances could have a materially adverse impact upon our operating results for the period or periods in which such information is known. Our accounts receivable include substantial receivables from a few large resellers, and a significant change in the liquidity or financial position of any one of these resellers, or other significant changes in estimates or circumstances with other customers, could result in an additional allowance that could have a materially adverse effect upon our operating results and financial condition for the period or periods in which such information is known.

Inventories

      Inventories include the costs of material, labor and factory overhead. We record a provision to value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory using the first-in, first-out method (“FIFO”), or the current estimated market value of the inventory, based upon assumptions about future demand and market conditions. We periodically review historical sales activity to determine slow moving items and potentially obsolete items and also evaluate the impact of any anticipated changes in future demand, such as the release or potential release of new or modified products, or new competitive products. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Estimated future demand could prove to be inaccurate, in which case the company may experience product shortages, or may only be able to obtain the necessary components at a higher cost. Conversely, an inaccurate estimate of future demand may also result in additional charges for excess and obsolete inventories. Unanticipated changes in demand or changes in technology could have a materially adverse effect upon our results of operations and our financial condition for the period or periods in which such information is known.

Research and Development Costs

      We account for research and development costs in accordance with several accounting pronouncements, including Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs” and SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Judgment is required in the application of these pronouncements and in determining when technological feasibility is established. Our printers include software, which we consider incidental to the hardware. Our internal research-and-development costs, which include software-development costs, are expensed as incurred. Under our current development methods and procedures, the technological feasibility of the software being developed is not established until substantially all of the product development costs have been incurred. As a result, we have not capitalized any software-development costs for software that is embedded in our products, because the costs incurred after attaining technological feasibility are not material.

Warranties

      We offer warranties of various lengths to our customers, depending upon the specific product and terms of the customer purchase agreement. Printronix generally offers either a 90-day on-site or a 12-month return-to-factory standard parts-and-labor warranty on printer and verifier products to most customers. Defective printers and verifiers can be returned to us for repairs or replacement in the applicable warranty period at no cost to the customer. Supplies are warranted for the shelf life of the products, which can be up to two years. We record a provision for warranty expenses at the time of sale. We determine the provision for warranty charges by applying the estimated repair cost and estimated return rates to the outstanding units under warranty. We determine our estimated repair costs by reviewing our historical repair costs and factor in any known or anticipated changes in these costs. We also evaluate our historical return rate and include the effects of any known or expected future changes in these rates.

      We engage in product-quality programs and processes, including evaluating our suppliers. Although our warranty costs historically have been within our expectations and the provisions we have established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product failure rates, product return rates, or a significant increase in the cost to repair our products, could have a materially adverse impact upon our operating results and financial condition in the period or periods in which such information is known.

Long-Lived Assets

      Long-lived assets, including intangible assets, are assessed in accordance with accounting guidance, including, but not limited to, SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Judgment is required in the application of the authoritative guidance and in determining the recoverability of assets. We assess the carrying value of long-lived assets, including intangible assets, at least annually or whenever events or changes in circumstances indicate that the carrying amount of an underlying asset may not be recoverable. In the event the carrying value of assets is determined to be unrecoverable, we would record an adjustment to the carrying value of the assets affected based upon a discounted-cash-flow method. Any major unanticipated change in circumstances could have a significant impact upon the recoverability of long-lived assets and upon our operating results and financial condition. All goodwill and most intangible assets were fully amortized as of March 29, 2002, and the remaining intangible asset related to unpatented technology was fully amortized as of March 28, 2003.

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

      Judgment is required to determine if deferred tax assets will be realized by examining both the positive and negative evidence available to us, such as historical taxable income or losses, and projected future taxable income or losses. Judgment is also required to determine the expected timing of the reversals of existing temporary differences. Under SFAS No. 109, we must place greater reliance on our past history of domestic operating losses than on projected future domestic operating income in determining whether a valuation allowance is necessary. If the provision for income tax is inadequate, or if we are unable to realize deferred tax assets, or if the tax laws change unfavorably, we could experience income tax charges in excess of the reserves established. Likewise, if the provisions for current and deferred taxes are in excess of those eventually needed, or if we are able to realize additional deferred tax assets, or if tax laws change favorably, we could experience reduced income tax charges.

      We have operations in multiple international taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues. While we believe we have made adequate provision for any such issues, an unfavorable resolution of such issues could have an adverse effect upon our results of operations and financial condition.

Contingencies

      We account for contingencies in accordance with various accounting guidance, including, but not limited to, SFAS No. 5 “Accounting for Contingencies” and Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Judgment is required to evaluate the degree of probability of an unfavorable outcome and our ability to reasonably estimate the loss related to legal claims, tax related audits, guarantees, including indirect guarantees of indebtedness of others, and other known issues, and we will record a charge to earnings if appropriate. Any significant change in estimates or circumstances could have a materially adverse impact upon our operating results for the period or periods in which such information is known.

Stock-Based Compensation

      We account for stock-based compensation issued to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No 25, compensation is the excess, if any, of the fair market value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period. No stock-based employee compensation cost is reflected in net income for the fiscal years presented as all options granted under the stock-based compensation plan had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock-based compensation has been issued to non-employees during the fiscal years presented.

Results of Operations

Message from the President

      A message from the president regarding fiscal year 2004 and expectations for fiscal year 2005 can be found immediately preceding Item 1 of this Annual Report on Form 10-K.

Overview of Fiscal Year 2004 Compared With 2003

      Fiscal year 2004 revenue declined 9.5% and was negatively impacted by continued economic uncertainty in the Americas and European markets, the impact of competing technologies on line matrix product sales, and IBM’s conversion to a direct ship method in EMEA. IBM’s conversion to a direct ship method in EMEA resulted in a slow-down in orders as they worked down their existing inventory and was completed in the fourth fiscal quarter. We continued to grow our thermal printer sales, which were up 15.7% over the prior year. Gross margins improved as a result of a stronger Euro, lower warranty expenses and lower provision for excess inventory. We continue to invest a higher than industry average in research and development. Cost control programs reduced general and administrative expenses. Sales and marketing costs increased as we pursued revenue growth through our strategic initiatives that include geographic expansion, demand generation by marketing to the installed base and focused attention on the rapidly emerging opportunities presented by RFID. Cash balances increased by $7.1 million principally as a result of stock option exercises, asset-management programs and results of operations. Expenditures of $1.1 million were made to buy back company stock.

      Our focus during the fiscal year was on several growth initiatives, including RFID. As a result, we were first to market with an RFID printer and began shipments of our “Smart Label Developer’s Kit,” in our third fiscal quarter. We also focused our efforts on geographical expansion by adding additional sales personnel in the EMEA and Asia Pacific regions, China in particular, and opened new sales offices in Mexico and Australia.

      Lower revenues and higher operating expenses, partially offset by a favorable impact from the Euro, all contributed to reduced pre-tax income.

Overview of Fiscal Year 2003 Compared With 2002

      Fiscal year 2003 reported improved profitability on lower revenue. We attribute the revenue decrease partially to the continued softness in the worldwide economy and the related reduced capital spending and partially to the impact of competing technologies on line matrix printer sales. Gross margins improved as a result of a stronger Euro and continuing cost-reduction programs. Cost-control programs maintained relatively flat engineering and general and administrative spending, while continued emphasis on sales and marketing programs, including the Major Accounts and vertical marketing programs, resulted in higher spending in that area. Overall profitability also improved as a result of higher foreign currency exchange gains as the Euro strengthened and also as a result of lower interest expense due to lower interest rates. Cash balances increased by $7.0 million and inventory decreased by $2.4 million principally as a result of asset-management programs.

      Our focus during the fiscal year was on the programs initiated in fiscal year 2002 to expand our range of printing solutions in the retail-logistics and automotive markets. Also, we continued our emphasis on growth opportunities in the Asia Pacific region by expanding into Korea and by specifically targeting the banking industry in China, where sales were up 86.2% over the prior year. We also continued to grow our thermal printer sales, which were up 40.0% over the prior year, and to expand our Major Accounts marketing.

     Revenue — Fiscal Year 2004 Compared With 2003

      Revenue for the fiscal year 2004 was $125.1 million, a decrease of $13.1 million, or 9.5%, compared with the prior fiscal year. We attribute the decrease partially to continued economic uncertainty in the Americas and European markets which has caused a slow down, or deferral, of customer capital expenditures directly impacting the company’s sales in the regions, partially to the impact of competing technologies on line matrix printer sales and partially to a continuing erosion in line matrix sales through OEM channels. In addition, IBM converted to a direct ship method in EMEA, resulting in a slow-down in orders from IBM. As they worked through this conversion, IBM continued to sell to their customers; however, they did not place replenishment orders with Printronix in order to work down their existing inventory. We estimate the lost revenue due to the conversion to be $3.4 million. This process was completed by the end of the fourth fiscal quarter. The effects of changes in the value of the Euro contributed $3.3 million to revenue. We increased sales of our thermal products by $2.5 million, or 15.7%, as we continue to take market share. We attribute this increase to our direct marketing efforts. RFID product sales, although small, are gaining momentum as the industry standards are being finalized. The decrease in revenue in fiscal year 2004 was mainly attributable to unit sale decreases as no major modifications were made to pricing.

Sales by Geographic Region

      Sales by geographic region, related percent changes and percent of total sales for fiscal years 2004 and 2003 were as follows:

	Year Ended			Percent of Total Sales

	March 26,	March 28,	Percent	March 26,	March 28,
	2004	2003	Change	2004	2003

	($ in millions)
Geographic Region:
Americas	$63.6	$72.0	(11.7)%	50.9%	52.1%
EMEA	42.2	48.9	(13.7)	33.7	35.4
Asia Pacific	19.3	17.3	11.6	15.4	12.5

	$125.1	$138.2	(9.5)%	100.0%	100.0%

      Americas OEM sales decreased 21.5% to $23.7 million, principally as a result of lower sales to our largest customer, IBM. The lower sales through IBM were due to their continuing lack of focus on selling line matrix products. Americas distribution sales decreased 4.5% to $35.7 million. Americas direct sales decreased 6.7% to $4.2 million.

      EMEA OEM sales decreased $8.8 million, or 39.8%, to $13.3 million, as a result of IBM’s transition to a direct ship method and a one-time large sale of $2.4 million in the prior year. EMEA distribution sales were $27.4 million, up from $25.0 million a year ago. EMEA direct sales were $1.5 million, down from $1.8 million a year ago. Changes in the value of the Euro contributed $3.3 million to EMEA revenue. Asia Pacific sales increased from a year ago mostly as a result of growth in the distribution-channel, mainly China, Thailand and Indonesia. Early in the prior fiscal year, sales in the Asia Pacific region had been negatively impacted by the SARS epidemic which significantly slowed trade in the region.

Sales by Product Technology

      Sales by product technology, related percent changes and percent of total sales for fiscal years 2004 and 2003 were as follows:

	Year Ended			Percent of Total Sales

	March 26,	March 28,	Percent	March 26,	March 28,
	2004	2003	Change	2004	2003

	($ in millions)
Product Technology:
Line matrix	$89.6	$103.4	(13.3)%	71.6%	74.8%
Thermal	18.4	15.9	15.7	14.7	11.5
Laser	14.7	16.9	(13.0)	11.8	12.2
Verification products	2.4	2.0	20.0	1.9	1.5

	$125.1	$138.2	(9.5)%	100.0%	100.0%

      Line matrix printer sales were negatively impacted by the effects of competing technologies and lower sales to our largest customer as discussed above. To stop any further erosion of line matrix product sold through the OEM channel, Printronix and IBM together have developed a plan for Printronix to provide field sales support for IBM and their resellers as well as provide telemarketing to the IBM installed base for demand generation.

      We believe the growth in thermal printer sales is a result of our direct marketing to Major Accounts which resulted in market share growth.

      Recurring revenue from the installed base was $50.4 million and 40.3% of total sales for fiscal year 2004, up from $49.3 million and 35.7% of total sales a year ago, partly due to new demand-generation programs. Recurring revenue includes line matrix ribbons, laser consumables, spares sales, sales under the advance exchange program, printer maintenance and depot repair services. We intend to grow our recurring revenue primarily by focusing on marketing to our installed base of customers and adding sales channels to market.

Sales by Channel

      Sales by channel, related percent changes and percent of total sales for fiscal years 2004 and 2003 were as follows:

	Year Ended			Percent of Total Sales

	March 26,	March 28,	Percent	March 26,	March 28,
	2004	2003	Change	2004	2003

	($ in millions)
Channel:
OEM	$39.1	$53.7	(27.2)%	31.3%	38.9%
Distribution	79.0	77.8	1.5	63.1	56.4
Direct	7.0	6.7	4.5	5.6	4.7

	$125.1	$138.2	(9.5)%	100.0%	100.0%

      The decrease in OEM sales includes a shortfall of $4.8 million from IBM as a result of lower revenues in the Americas and the conversion to direct ship in EMEA. It also reflects the large one-time sale in EMEA in the prior year of $2.4 million.

      The growth in the distribution-channel was primarily in EMEA and Asia Pacific.

Sales by Customer

      Sales by customer, related percent changes and percent of total sales for fiscal years 2004 and 2003 were as follows:

	Year Ended			Percent of Total Sales

	March 26,	March 28,	Percent	March 26,	March 28,
	2004	2003	Change	2004	2003

	($ in millions)
Customer:
Largest customer — IBM	$27.9	$32.9	(15.2)%	22.3%	23.8%
Second largest customer	11.1	12.4	(10.5)	8.9	9.0
Top ten customers	64.2	70.4	(8.8)	51.3	50.9

      Sales to IBM were lower in EMEA by $3.4 million as a result of the conversion to direct ship. Sales to IBM in the Americas decreased by $2.8 million, the fourth year of declines. As discussed in the Message from the President immediately preceding Item 1 of this Annual Report on Form 10-K, we are actively taking steps to stop the revenue declines with IBM by providing field sales support and demand generation activities.

      Revenue from United States customers was 48.4% and 50.2% of total revenue, while revenue from international customers was 51.6% and 49.8% of total revenue for fiscal years 2004 and 2003, respectively. We expect international revenue to grow and continue to be a large percentage of total revenue.

Revenue — Fiscal Year 2003 Compared With 2002

      Revenue for the fiscal year 2003 was $138.2 million, a decrease of $8.5 million, or 5.8%, compared with the prior fiscal year. We attribute the decrease partially to continued softness in the worldwide economy and the continued slowdown in capital spending for plant expansion or refurbishment and partially to the impact of competing technologies on line matrix printer sales. Since fiscal year 2000, we have experienced decreasing volumes of line matrix printer sales. In addition, there was a heavy investment in IT infrastructure in the years leading up to the year 2000 (“Y2K”), and we believe orders slowed as the supply chain needed time to work through the conversions and upgrades. We also were impacted by lower sales to our major customer. Thermal printer sales increased 40.0% over the prior fiscal year, due to our Major Accounts and vertical marketing programs. The effects of changes in the Euro’s value in fiscal year 2003, compared with fiscal year 2002, resulted in an increase in revenue of $1.8 million.

Sales by Geographic Region

      Sales by geographic region, related percent changes and percent of total sales for fiscal years 2003 and 2002 were as follows:

	Year Ended			Percent of Total Sales

	March 28,	March 29,	Percent	March 28,	March 29,
	2003	2002	Change	2003	2002

	($ in millions)
Geographic Region:
Americas	$72.0	$81.2	(11.2)%	52.1%	55.4%
EMEA	48.9	48.9	0.0	35.4	33.3
Asia Pacific	17.3	16.6	4.1	12.5	11.3

	$138.2	$146.7	(5.8)%	100.0%	100.0%

      Americas OEM sales decreased 17.1% to $30.1 million, principally as a result of lower sales to our largest customer. Americas distribution sales decreased 10.1% to $37.4 million. Increased sales in the retail-logistics market as a result of our direct marketing were more than offset by lower sales elsewhere. Americas direct sales increased 40.6% to $4.5 million. EMEA OEM sales decreased $2.7 million, or 10.8%, to $22.1 million, principally as a result of lower sales to our largest customer. EMEA distribution sales were $25.0 million, up from $23.9 million a year ago, due to our direct-marketing programs. EMEA direct sales were $1.8 million, up from $0.2 million a year ago. Asia Pacific sales increased $0.7 million, or 4.1%, from a year ago to $17.3 million, mostly as a result of increased line matrix sales through the distribution-channel into the banking industry in China, where sales were up 86.2% over the prior year.

Sales by Product Technology

      Sales by product technology, related percent changes and percent of total sales for fiscal years 2003 and 2002 were as follows:

	Year Ended			Percent of Total Sales

	March 28,	March 29,	Percent	March 28,	March 29,
	2003	2002	Change	2003	2002

	($ in millions)
Product Technology:
Line matrix	$103.4	$114.9	(10.0)%	74.8%	78.3%
Thermal	15.9	11.3	40.0	11.5	7.7
Laser	16.9	18.3	(7.7)	12.2	12.5
Verification products	2.0	2.2	(9.1)	1.5	1.5

	$138.2	$146.7	(5.8)%	100.0%	100.0%

      Sales of recurring items such as spares, consumables and customer services, included in the product-line sales discussed above, were $49.3 million, down 2.4% from the prior fiscal year.

Sales by Channel

      Sales by channel, related percent changes and percent of total sales for fiscal years 2003 and 2002 were as follows:

	Year Ended			Percent of Total Sales

	March 28,	March 29,	Percent	March 28,	March 29,
	2003	2002	Change	2003	2002

	($ in millions)
Channel:
OEM	$53.7	$63.1	(14.9)%	38.9%	43.0%
Distribution	77.8	80.0	(2.8)	56.4	54.5
Direct	6.7	3.6	86.1	4.7	2.5

	$138.2	$146.7	(5.8)%	100.0%	100.0%

Sales by Customer

      Sales by customer, related percent changes and percent of total sales for fiscal years 2003 and 2002 were as follows:

	Year Ended			Percent of Total Sales

	March 28,	March 29,	Percent	March 28,	March 29,
	2003	2002	Change	2003	2002

	($ in millions)
Customer:
Largest customer — IBM	$32.9	$40.3	(18.4)%	23.8%	27.4%
Second largest customer	12.4	12.6	(1.6)	9.0	8.6
Top ten customers	70.4	79.1	(11.0)	50.9	53.9

      Revenue from United States customers was 50.2% and 53.3% of total revenue, while revenue from international customers was 49.8% and 46.7% of total revenue for fiscal years 2003 and 2002, respectively.

     Gross Margin

Fiscal Year 2004 Compared with 2003

      Gross margin as a percentage of sales was 37.9% in fiscal year 2004 compared with 35.3% in fiscal year 2003 and increased due to the strengthening of the Euro, lower warranty expenses, lower provision for excess inventory, and continuing cost reduction programs partially offset by lower volume. The changes in the value of the Euro added $2.4 million, or 190 basis points, to the gross margin in fiscal year 2004. Warranty expenses decreased by $0.7 million due to a decrease in the outstanding units under warranty. Charges for excess and obsolete inventory decreased by $0.8 million due to asset-management programs.

          Fiscal Year 2003 Compared with 2002

      Gross margin as a percentage of sales was 35.3% in fiscal year 2003 and 32.4% in fiscal year 2002. The increase in gross margin is primarily due to the strengthening of the Euro which added $1.5 million, or 110 basis points, and continuing cost reductions, both of which were partially offset by lower volumes.

     Operating Expenses

      Operating expenses consist of engineering and development, sales and marketing, and general and administrative costs. Operating expenses were $46.4 million, $45.8 million and $44.1 million for fiscal years 2004, 2003 and 2002, respectively.

      We believe it is critical to continue to invest in research and development to ensure technology leadership in line matrix, thermal and RFID printing solutions. Engineering expenses consist mostly of labor and test materials. In fiscal year 2004, we spent $15.9 million on engineering and development, compared with $15.8 million in fiscal year 2003 and $15.7 million for fiscal year 2002. As a percentage of revenue, engineering and development expenses increased in fiscal year 2004 to 12.7% from 11.4% in fiscal year 2003 and 10.7% in fiscal year 2002, mostly as a result of lower revenue in fiscal years 2004 and 2003.

      In fiscal year 2004, engineering and development costs were focused on a three pronged strategy: introduce new products to open new markets, broaden product lines within existing markets, and enhance existing products to support regional expansion in the Asian markets. The most significant change from prior years was a strategic shift to develop a new line of thermal printers to support Wal-Mart and the DOD’s RFID initiatives. In addition, the T5000 thermal family was further enhanced to add additional data stream interpreters to work in TEC, Intermec and Sato applications, plus a general purpose interface was released to support a broad base of post-processing external devices, including print and apply applicators. To address the market need for industrial grade transaction printing, a zero tear version of the P5000 line matrix pedestal printer was developed and launched late fiscal 2004. To facilitate regional expansion, the P5000 line sold into Asian markets received a new high-speed controller coupled with regional specific enhancements for both distribution and OEM version printers.

      In fiscal year 2003, expenditures were made to bring to market a wireless-feature option for the thermal and line matrix printers. In addition, expenditures were made to develop a 2400 LPM line matrix printer, the P5240D, and to develop the P5220S, a 2000 LPM line matrix printer which uses a single hammer bank instead of a double hammer bank. The P5240D is the world’s fastest line matrix printer, printing 2400 lines per minute using a double hammer bank. In fiscal year 2002, expenditures were made to enhance the line matrix product family with a faster printer, resulting in the introduction of the P5220D during fiscal year 2002.

      Sales and marketing expenses for fiscal year 2004 increased to $22.3 million, compared with $21.3 million for fiscal year 2003 and $19.2 million for fiscal year 2002. As a percentage of revenue, sales and marketing expenses increased to 17.8% from 15.4% in fiscal year 2003 and 13.1% in fiscal year 2002. Sales and marketing expenses increased in fiscal year 2004 from the prior fiscal year due to increased spending for marketing programs, including the creation of a telesales program to market to the installed base in the United States and geographic expansion. New sales offices were opened in Australia, Mexico, and China and additional sales resources were added in Europe, resulting in additional sales compensation and facilities costs. In addition, incremental expenditures of approximately $0.3 million were made during the fourth quarter for RFID marketing program initiatives. The increase in sales and marketing expenses in fiscal years 2003 and 2002 was due to higher labor and marketing costs due to increased resources being applied to the Major Accounts and vertical marketing programs.

      General and administrative spending for fiscal year 2004 was $8.2 million compared with $8.7 million for fiscal year 2003 and $9.2 million for fiscal year 2002. General and administrative expenses decreased during fiscal year 2004 from the prior fiscal year due to lower labor costs, lower provision for doubtful accounts due to resolution of an outstanding customer collection issue during the fourth quarter, and lower amortization of intangibles, partially offset by increased consulting costs for Sarbanes-Oxley compliance and the research and development tax credit study. General and administrative expenses decreased in fiscal year 2003 from the prior fiscal year due to lower labor costs, lower provision for doubtful accounts and lower amortization of intangibles. As a percentage of revenue, general and administrative expenses increased to 6.6% in fiscal year 2004 from 6.3% in fiscal year 2003, principally as a result of lower revenues. General and administrative expenses were 6.3% of revenue in fiscal year 2002.

      The effects of changes in the value of the Euro resulted in increases in operating expenses of $0.8 million and $0.4 million for fiscal years 2004 and 2003, respectively.

     Foreign Currency Losses (Gains), Net

      Foreign currency transactions and remeasurements were losses of $8 thousand in fiscal year 2004 compared with gains of $556 thousand in fiscal year 2003 and losses of $163 thousand in fiscal year 2002, principally due to the effect of changes in the value of the Euro. The future effect of changes in the value of the Euro or other foreign currencies upon our results of operations or financial condition is difficult to predict.

      A summary of the effects of the changes in the value of the Euro can be found in Note 1 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Interest and Other Expenses, Net

      Interest and other expenses, net, increased $0.2 million in fiscal year 2004 due to a decrease in interest income as a result of lower rates, and lower other income. Interest and other expenses, net decreased $0.6 million in fiscal year 2003 mainly due to lower interest expense as a result of reduced interest rates.

March 26, 2004

($ in thousands)
Interest expense	$554
Interest income	(294)
Other expense (income)	45

Interest and other expenses, net	$305

Provision for Income Taxes

      The effective tax rate for fiscal year 2004, fiscal year 2003 and fiscal year 2002 was 7.6%, 13.4% and 11.0%, respectively. We expect the effective tax rate for fiscal year 2005 to be between 20% and 25%. We project to return to profitable domestic operating income. In addition, we believe our Singapore income taxes will increase as a result of the expiration of the pioneer status.

      During the fourth quarter of fiscal year 2004, the company completed a federal income tax audit. The audit resulted in a net zero charge to earnings; however, a one-time additional $6.0 million of income was assessed to the United States operations from foreign operations. Without this additional assessment, the United States would have reported losses of $3.6 million. Under SFAS No. 109, we must place greater reliance on our history of cumulative United States operating losses than on our future projections which indicate operating income in the United States. As a result of cumulative United States losses and the full utilization of our loss carryback potential, we concluded that an increase in our valuation allowance was appropriate.

      The tax provision for fiscal year 2004 reflects the tax expense of our foreign operations which are at a lower rate than the United States, and a valuation allowance against net operating loss carryforwards and certain other credits generated in the United States, mostly offset by the research and development tax credit claimed in the United States. The tax provision for fiscal years 2003 and 2002 reflects the effects of net operating losses and lower income tax rates in countries in which we operate.

      We had a favorable pioneer tax status that began in April 1996 in Singapore for income generated from the manufacture and sale of the Printronix P5000 Series line matrix products by our Singapore subsidiary. Net income generated by our Singapore subsidiary was exempt from tax liability. The pioneer status ended March 26, 2004. The pioneer status mandated that we meet certain requirements, including meeting specific levels of capital investment and engineering headcount. The pioneer status reduced foreign taxes by $0.8 million, $0.9 million and $0.8 million for fiscal years 2004, 2003 and 2002, respectively. The diluted net income per share effect of this pioneer status was an increase of 13 cents, 15 cents and 14 cents for fiscal years 2004, 2003 and 2002, respectively.

Liquidity and Capital Resources

Overview

      The primary source of liquidity historically has been cash generated from operations, which was $6.4 million, $12.0 million, and $20.7 million for fiscal years 2004, 2003 and 2002, respectively. Cash generated from operations has been sufficient to allow the company to fund its working capital needs, invest in capital expenditures as needed, and repurchase shares of its common stock during the fiscal periods presented.

Credit Facilities

      A subsidiary of the company maintains an unsecured line of credit with a foreign bank for $1.8 million. The company also maintains a credit agreement in the amount of $2.4 million with a foreign bank to support our hedging activities. In December 2003, the company obtained a standby letter of credit for $0.2 million in conjunction with our workers’ compensation insurance program. During and as of the periods presented, no amounts were borrowed under these agreements. The company also has a credit facility with a United States bank for $14.9 million secured by a long-term note on our Irvine facility. This note has scheduled principal repayments of $0.7 million annually through fiscal year 2007 and a balloon payment of $12.8 million in fiscal year 2008. (See Note 3 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K).

Fiscal Year 2004 Compared With 2003

      Cash and cash equivalents increased $7.1 million to $36.7 million in fiscal year 2004. We generated $6.4 million in cash from operations, which was lower than the $12.0 million generated from operations a year ago principally as a result of decreased profitability and lower cash provided by inventory and other assets. In fiscal year 2004, cash proceeds from the exercise of stock options were $5.4 million, significantly higher than the prior fiscal year proceeds of $1.1 million as large blocks of options were exercised shortly before they were scheduled to expire. Investment in property, plant and equipment was less than depreciation expense. The remaining major uses of cash were payments totaling $0.7 million made on the long-term note and repurchases of stock totaling $1.1 million. We ended fiscal year 2004 with debt of $14.9 million related to the long-term note, which consisted of $14.2 million long-term and $0.7 million for the current portion of the long-term debt.

      The remaining shares that could be repurchased at the discretion of management under the stock buyback program totaled 227,395 shares as of March 26, 2004.

      We believe our internally-generated funds are sufficient to finance anticipated working capital and capital expenditure requirements for the foreseeable future. Should we need to obtain additional sources of funds, we believe we could obtain such funds through additional credit facilities.

Fiscal Year 2003 Compared With 2002

      Cash and cash equivalents increased $7.0 million to $29.6 million in fiscal year 2003, principally due to increased profitability and a reduction in inventory levels. We generated $12.0 million in cash from operations, which was lower than the $20.7 million generated from operations in the prior fiscal year as a result of a slowing in the rate of decrease in inventory and an increase in accounts receivables. Investment in property, plant and equipment was less than depreciation expense. The remaining major uses of cash were payments totaling $0.7 million made on the long-term note and repurchases of stock totaling $1.7 million. We ended fiscal year 2003 with debt of $15.6 million related to the long-term note, which consisted of $14.9 million long-term and $0.7 million for the current portion of the long-term debt.

Contractual Obligations and Commercial Commitments

      We are obligated under certain borrowing and lease commitments. Additional information on our obligations can be found in Note 3 and Note 9 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. The minimum payments due as of March 26, 2004, for the subsequent fiscal years, are as follows:

	Payments Due

	2005	2006	2007	2008	2009	Thereafter	Total

	($ in thousands)
Contractual obligations:
Operating leases (See Note 9)	$1,525	$720	$421	$246	$120	$11,856	$14,888
Long-term debt (See Note 3)	700	700	700	12,775	—	—	14,875

Total contractual cash obligations	$2,225	$1,420	$1,121	$13,021	$120	$11,856	$29,763

      We also are obligated under certain unsecured lines of credit and a credit agreement which supports our hedging activities for our foreign subsidiaries. No amounts have been borrowed against these lines of credit or credit agreement as of March 26, 2004, or for the fiscal periods presented.

      The commitment amounts and expiration periods, as of March 26, 2004, are summarized below.

	Amount of Commitment Expiration Per Fiscal Year

	2005	2006	2007	2008	2009	Thereafter	Total

	($ in thousands)
Commercial commitments:
Lines of credit	$2,017	$—	$—	$—	$—	$—	$2,017
Credit agreement	2,465	—	—	—	—	—	2,465

Total commitments	$4,482	$—	$—	$—	$—	$—	$4,482

Off-Balance Sheet Arrangements

      The company’s off-balance sheet arrangements consist of operating leases, credit facilities and guarantees.

Operating Leases

      We utilize operating leases for various facilities as disclosed further in Note 9 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, and intend to continue to do so. We also use operating leases to obtain some of our machinery and equipment. Should we decide to purchase such machinery and equipment outright, we do not believe it would have a material impact on our results of operations or capital resources.

Credit Facilities

      The company maintains lines of credit totaling $2.0 million and a $2.4 million credit agreement which supports our hedging activities as discussed further in Note 3 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. No amounts were borrowed under these agreements for the periods presented and we expect this to continue.

Guarantees

      The parent company guarantees any amounts outstanding on the subsidiary’s unsecured line of credit with a foreign bank for $1.8 million. There were no cash borrowings against this line of credit for the fiscal periods presented.

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

New Pronouncements

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, which had required a liability for an exit cost be recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and requires that a liability for an exit cost be recognized when incurred. This statement also requires that the initial measurement of this liability be at fair value. This statement primarily impacts the timing of the recognition of restructuring activity expenses. The adoption of this statement did not have a material impact on our financial position or results of operations.

      In November 2002, the FASB issued FIN 45. This interpretation requires additional disclosures be made by a guarantor in its interim and annual financial statements about obligations that it has. This interpretation is effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure and recognition provisions of this interpretation during the third quarter of fiscal year 2003. The recognition provision of this interpretation had no impact on our financial position or results of operations.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this issue did not have a material impact on our financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require prominent disclosure in both the annual and interim financial statements about the method of accounting and the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. We adopted the disclosure provisions of this statement in the fourth quarter of fiscal year 2003. The adoption did not have a material impact on our financial position or results of operations, as we will continue to account for stock-based compensation under APB No. 25, “Accounting for Stock Issued to Employees.”

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

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” which superceded SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 updated certain interpretative guidance included in SAB 101. The basic revenue recognition principles of SAB 101 were largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial position or results of operations.

Risk Factors That May Affect Financial Results and Financial Condition and Information Concerning Forward-Looking Statements

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based upon management’s current expectations concerning future activities or events and their potential impact upon the company. We can offer no assurance that future activities or events affecting the company will be those anticipated by management. In addition, any of the following risks and uncertainties could adversely affect our business, financial results or financial condition and cause the actual results to differ from those expressed or implied in the forward-looking statements in this document. Other risks and uncertainties also could affect our business. Although we reassess material trends and uncertainties affecting our results of operations and financial condition in connection with the preparation of our quarterly and annual reports, we do not intend to review or revise, in light of future events, any particular forward-looking statement contained in this document. The information contained below should be carefully considered when reviewing any forward-looking statements contained in this document.

We Operate in an Industry Influenced by Worldwide Capital Spending.

      Our products are used for mission-critical applications in industrial settings such as manufacturing plants and distribution centers and in information technology and back office operations. Our revenue is impacted by the worldwide level of spending for capital expenditures related to manufacturing plant expansion or refurbishment. In addition, our revenue is impacted by growth in the level of activity in the worldwide supply chain. The slowness in the worldwide economy and the resultant reduced capital expenditures for plant expansion and refurbishment has contributed to revenue reductions noted since fiscal year 2000. Continued softness in the global economy could result in lower revenue and could adversely affect our business, results of operations and financial condition.

We Operate in an Industry Affected by Competing Technologies.

      The industrial printing market utilizes varying technologies including line matrix, thermal transfer, laser, inkjet, serial and band printing technologies. Across all technologies, the printers are characterized as high-, medium- or low-end depending upon their range of features, including functionality and durability. Products made by Printronix utilize line matrix, thermal transfer (high-end) and high-end laser printing technologies. Since fiscal year 2000, we have experienced decreasing volumes of line matrix printer sales. This is partially due to the heavy spending on information technology systems replacements and upgrades related to Y2K in the fiscal years leading up to the year 2000, partially due to the impact of other competing technologies, in particular thermal printers and mid-range laser printers, and partially due to a loss of focus on selling our products by our largest customer in the OEM channel.

      During fiscal year 2004, we have taken steps to mitigate the impact that competing technologies have had upon our product sales. Together with our largest customer, we have developed a plan for Printronix to provide field sales support for IBM and their resellers as well as provide telemarketing to the IBM installed base for demand generation. We continued to implement our plan of geographic expansion of sales offices in markets where line matrix is growing. We will also continue to develop higher-speed line matrix printers that will allow us to replace aging band printers and compete against the mid-range laser printers. We cannot offer assurance that we can successfully develop the needed products and compete against current competitors or future competitors for band printers and mid-range laser printers, or regain mindshare with our largest customer.

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

      The industry activity related to RFID smart labels has continued to build momentum to meet the January 2005 start date mandated by Wal-Mart and the DOD for their top tier suppliers. We must adapt quickly to changes mandated by the industry standard setting group, EPC Global, to achieve market share in this growing opportunity.

      Our failure to enhance our existing products, services and solutions or to develop and introduce new products, services and solutions that meet changing customer requirements and evolving technological standards would adversely impact our ability to sell our products.

We Operate in a Highly Competitive Market.

      The market for medium- and high-speed computer printers and the related post-sale supplies is highly competitive, subject to change, and is likely to become even more competitive.

      We compete directly with several companies of various sizes, including some of the largest businesses in the United States and Japan. Our competitors include privately-held companies, publicly-held companies and subsidiaries of multinational corporations. Some of our competitors may enter into strategic business relationships with other companies.

      Our current main competitors in line matrix printers are Tally/ Genicom and Hitachi Data Systems. Our current main competitors in high-end thermal printers are Zebra Technologies Corporation (“Zebra”) (NASDAQ: ZBRA), Toshiba Corporation (“TEC”), SATO, and Intermec (NYSE:UNA). We cannot offer assurance that we can successfully compete against these current competitors or future competitors.

      Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. We may not be able to successfully increase our market penetration or our overall share of the printer market.

      We can offer no assurance that products with superior market acceptance, superior price or superior performance will not be introduced by our competitors. Increased competition may result in price reductions, lower gross margins, loss of market share and could require increased investment in inventory, research and development, sales expenses, marketing programs and expenditures to expand channels to market. The company may be adversely affected if we are unable to maintain current product cost reductions, or achieve future product cost reductions, including warranty costs.

      Customers may defer their purchasing decisions in anticipation of the introduction of new products or the actual introduction of new products by the company or its competitors.

      If we fail to address our competitive challenges, there could be a materially adverse effect upon our business, results of operations and financial condition.

We Compete in the Rapidly Evolving Market for RFID for the Supply Chain.

      Standards for the emerging RFID market are evolving almost daily. UHF frequency standards have been set for the United States and Europe, but not yet for the rest of the world. The design of the microchip used in RFID smart labels is also evolving as the industry moves forward. Currently, three classes of chips are available; Class 0, Class 0+, and Class 1. EPC Standards Committee is currently driving the design of a second-generation chip that will become the standard going forward. We cannot guarantee that we can successfully meet the evolving standards in the future or evolving product designs.

      We were first to market a product that meets the needs of the RFID mandate from Wal-Mart and the DOD with a smart label. We believe our primary competition in RFID printing is Zebra for the consumer products market and Intermec for the DOD requirements and we believe they are actively pursuing this market. We cannot offer assurances that we can successfully compete against these competitors or other competitors in the RFID market.

      We believe the opportunity presented by RFID draws heavily upon our differentiating features such as ODV, open systems architecture to fit seamlessly into legacy IT applications and global presence, but can offer no assurance that we will be successful in capturing market share in this new market or be successful in improving our profitability as a result of capturing market share.

      We have entered into several key strategic alliances with the leaders in RFID labels, software and integration services. We cannot guarantee that these strategic alliances will be successful.

We Sell a Large Portion of our Products to a Small Number of Resellers (OEMS and Distributors) and We Expect This Will Continue.

      We rely upon a few resellers for a significant amount of our revenue. In fiscal years 2004 and 2003, sales to our largest reseller, IBM, represented 22.3% and 23.8% of net sales, respectively, and sales to our second largest reseller represented 8.9% and 9.0% of net sales, respectively. Sales to the top ten customers represented 51.4% of net sales in fiscal year 2004 and 50.9% of net sales in fiscal year 2003. The loss of any one of these resellers would have a materially adverse effect upon our business, results of operations and financial condition. We also may be adversely impacted by any conflicts that could arise between and among our sales channels.

      We believe our future success depends upon our ability to provide industrial-strength printing solutions to a broader customer base and to maintain good relationships with our major OEMs and distributors. We believe continued purchase of our products by OEMs is dependent upon many factors, including OEMs’ desire to use outside suppliers rather than investing the capital resources necessary to develop their own products.

      Our dependence upon a small number of major resellers exposes us to numerous risks, including:

•	loss of channel;

•	customers leveraging their buying power to change the terms of pricing, payment and product delivery schedules; and

•	direct competition should a customer decide to manufacture printers internally.

      We cannot guarantee a major reseller will not reduce, delay or eliminate purchases from us, which could have a materially adverse effect upon our business, results of operations and financial condition.

We Operate in an Environment of Unpredictable Demand.

      We rely upon our ability to successfully forecast customer demand and to manage our worldwide inventory levels to support this demand in a cost-effective manner. Our sales to resellers are made under purchase orders that typically have short delivery requirements. Although we receive periodic order forecasts from our major reseller, they have no obligation to purchase the forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. Significant increases in demand could result in inventory shortages, higher costs to obtain expedited materials and components, and/or lost revenue opportunities. Significant decreases in demand could result in increased inventory levels, higher production costs, higher material and component procurement costs and reduced profitability. We have taken several actions over the years to mitigate these risks. We utilize just-in-time (“JIT”) practices wherever possible in our manufacturing process to minimize the potential for excess and obsolete inventories. We maintain minimal levels of finished good printer products since we build to order. We are able to achieve the many optional configurations customers choose to meet their needs by combining the elements of a printer that are common across all printers, called a variant, with the unique combination of options a customer chooses to achieve their needed connectivity and features. The use of variants greatly reduces our need to maintain inventory levels and offers maximum flexibility to meet customer demands. We cannot guarantee that our results of operations and financial condition will not be adversely affected in the future by such changes in demand.

We Rely upon Worldwide Suppliers.

      Our products are manufactured using raw materials and components that are acquired in the United States and from sources around the world. We use a large number of suppliers and regularly evaluate the availability of potential alternate suppliers should circumstances change with existing suppliers. We internally develop most of the software used in our printer products. Certain software is purchased from suppliers through royalty agreements. If we were to experience a sudden loss of availability of purchased raw materials and components or purchased software, we are unable to guarantee that we could quickly obtain the needed items from alternate sources. Our ability to ship the related product in desired quantities and in a timely, cost-effective manner could be adversely affected, thus affecting our business, results of operations and financial condition.

We Rely upon Our International Facilities.

      We rely heavily upon our international facilities to manufacture key products, components and complete configuration of printers. Our future operating results and financial condition may be adversely affected by several factors, including, but not limited to, failure of our international production and configuration facilities or international suppliers to supply products reliably, disruptions in international trade, or production and supply constraints that could result in additional costs. Also, we rely upon our ability to successfully predict demand and to adjust our worldwide inventories accordingly.

We Have International Customers, Operations and Suppliers.

      For fiscal years 2004, 2003, and 2002, international revenue (excluding United States sales) accounted for approximately 51.6%, 49.8%, and 46.7%, respectively, of our net sales. We expect international revenue will continue to grow and account for a significant percentage of our revenue for the foreseeable future.

      There are many risks associated with international customers, operations and suppliers, including, but not limited to, the following:

•	compliance with multiple and potentially conflicting regulations, including export requirements, tariffs, import duties, health and safety requirements and other barriers;

•	differences in intellectual property protections;

•	currency fluctuations;

•	economic instability, including inflation and interest rate fluctuations;

•	risk of loss of our international assets due to political or economic instability;

•	competition from foreign suppliers;

•	political or civil turmoil;

•	war or conflict abroad;

•	terrorist attacks and

•	outbreaks of infectious disease such as Severe Accute Respiratory Syndrome (SARS).

      The company’s effective tax rate could be adversely affected by:

•	overlapping or differing tax structures;

•	whether we obtain an extension of the Singapore pioneer tax status which expired at the end of fiscal year 2004 and which exempted earnings from the manufacture and sale of the line matrix P5000 products by our Singapore subsidiary from income tax;

•	a change in the mix of earnings in countries with differing income tax rates and

•	unfavorable outcomes of future audits by taxing authorities in various jurisdictions.

      Failure to manage the risks posed by our international customers, operations and suppliers could have a materially adverse effect upon our business, results of operations and financial condition.

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

Our Intellectual Property is Important to Our Success.

      We rely upon patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements as needed and limit access to, and distribution of, our proprietary information; however, we cannot guarantee that our efforts to protect our intellectual property will be successful. We have been granted a total of 47 United States and foreign patents.

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

Foreign Currency Risk

      Our Singapore and European operations may be impacted by foreign currency fluctuations. We are not aware of any significant risks with respect to our foreign business other than those inherent in the competitive nature of the business and fluctuations in foreign currency exchange rates. Foreign currency transaction and remeasurement losses were $8 thousand for fiscal year 2004, compared with gains of $556 thousand for fiscal year 2003 and losses of $163 thousand for fiscal year 2002, principally due to the effect of changes in the value of the Euro. The future effect of changes in the value of the Euro or other foreign currencies on our results of operations or financial condition is difficult to predict.

      We employ a foreign currency hedging program in order to mitigate exposure to foreign currency rate movements. Information on our foreign currency hedging program is found in Note 1 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

      The effects of changes in the Euro’s value in fiscal year 2004, compared with fiscal year 2003, were as follows: an increase in revenue of $3.3 million, an increase in gross margin of $2.4 million, an increase in operating expenses of $0.8 million and an increase in foreign exchange losses of $1.1 million.

      The effects of changes in the Euro’s value in fiscal year 2003, compared with fiscal year 2002, were as follows: an increase in revenue of $1.8 million, an increase in gross margin of $1.5 million, an increase in operating expenses of $0.4 million and an increase in foreign exchange gains of $0.7 million.

Interest Rate Risk

      We have financial instruments that are subject to interest rate risk, principally debt obligations and short-term cash investments. Borrowings are at variable rates for periods that generally do not exceed 90 days. Information about our bank borrowings is found in Note 3 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. Information about the fair value of the financial instruments is found in Note 1 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. If interest rates were to increase by 10% (24 basis points on the seven-year note), the impact on our pre-tax earnings would not be material.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Printronix, Inc.

Irvine, California

      We have audited the accompanying consolidated balance sheet of Printronix, Inc. and its subsidiaries (the “Company”) as of March 26, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also includes the 2004 consolidated financial statement schedule listed in the Index to Financial Statements at Item 15(a)(2). These consolidated financial statements and the 2004 consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the 2004 consolidated financial statement schedule based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 26, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2004 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Costa Mesa, California

April 27, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Printronix, Inc.:

      In our opinion, the accompanying consolidated balance sheets as of March 28, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Printronix, Inc. and its subsidiaries at March 28, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, Schedule II — Valuation and Qualifying Accounts presents fairly, in all material respects, the information set forth therein as of March 28, 2003 and for the year then ended when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of March 29, 2002 and for each of the two years in the period then ended, prior to the revisions described in Note 2, and the 2002 and 2001 financial statement schedule information were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those statements in their report dated April 26, 2002.

      As discussed above, the financial statements of Printronix, Inc. and its subsidiaries as of March 29, 2002, and for each of the two years in the period ended March 29, 2002 were audited by other independent accountants who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of March 30, 2002. We audited the transitional disclosures described in Note 2. In our opinion, the transitional disclosures for 2002 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2002 or 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2002 or 2001 financial statements taken as a whole.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Orange County, California
April 25, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

      The following is a copy of a report previously issued by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP and Arthur Andersen LLP did not consent to the use of this report in this Form 10-K or any previously filed registration statements. As discussed in the Goodwill and Other Intangible Assets note, the company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) as of March 30, 2002. As discussed in the above referenced note, the company has presented the transitional disclosures for 2002 required by SFAS No. 142. The Arthur Andersen LLP report does not extend to these revisions to the 2002 consolidated financial statements. The revisions to the 2002 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

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

ARTHUR ANDERSEN LLP

Orange County, California

April 26, 2002

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 26, 2004 and March 28, 2003

	March 26,	March 28,
	2004	2003

	($ in thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$36,671	$29,617
Accounts receivable, net of allowance for doubtful accounts of $1,675 in 2004 and $2,610 in 2003	18,408	18,741
Inventories:
Raw materials, subassemblies and work in process	10,738	9,788
Finished goods	2,768	2,890

Total inventory	13,506	12,678
Prepaid expenses and other current assets	3,845	1,526
Deferred income tax assets, net	3,087	4,216

Total current assets	75,517	66,778

Property, plant and equipment, at cost:
Machinery and equipment	29,206	28,672
Furniture and fixtures	26,322	25,874
Buildings and improvements	22,671	22,655
Land	8,100	8,100
Leasehold improvements	942	937

	87,241	86,238
Less: Accumulated depreciation and amortization	(52,170)	(47,457)

Property, plant and equipment, net	35,071	38,781
Long-term deferred income tax assets, net	987	380
Other assets	234	148

Total assets	$111,809	$106,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$700	$700
Accounts payable	6,965	6,520
Accrued liabilities:
Payroll and employee benefits	4,944	5,044
Warranty	1,033	1,356
Deferred revenue	2,407	2,214
Other	3,363	4,245
Income taxes	215	29

Total current liabilities	19,627	20,108

Long-term debt, net of current portion	14,175	14,875
Deferred revenue, net of current portion	430	28
Long-term deferred income tax liabilities	1,384	—
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity
Common stock, $0.01 par value (Authorized 30,000,000 shares; issued and outstanding 6,029,819 shares in 2004 and 5,611,480 shares in 2003)	60	56
Additional paid-in capital	34,092	29,248
Accumulated other comprehensive income (loss)	136	(28)
Retained earnings	41,905	41,800

Total stockholders’ equity	76,193	71,076

Total liabilities and stockholders’ equity	$111,809	$106,087

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For Each of the Three Fiscal Years in the Period Ended March 26, 2004

	March 26,	March 28,	March 29,
	2004	2003	2002

	($ in thousands, except share and per share data)
Revenue	$125,070	$138,229	$146,683
Cost of sales	77,670	89,379	99,113

Gross margin	47,400	48,850	47,570

Operating expenses:
Engineering and development	15,885	15,761	15,683
Sales and marketing	22,269	21,337	19,234
General and administrative	8,249	8,705	9,193

Total operating expenses	46,403	45,803	44,110

Income from operations	997	3,047	3,460
Foreign currency losses (gains), net	8	(556)	163
Interest and other expenses, net	305	95	708

Income before taxes	684	3,508	2,589
Provision for income taxes	52	471	284

Net income	$632	$3,037	$2,305

Net income per share:
Basic	$0.11	$0.52	$0.39
Diluted	$0.11	$0.51	$0.39
Shares used in computing net income per share:
Basic	5,734,633	5,843,702	5,850,288
Diluted	5,961,035	6,012,367	5,971,413

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For Each of the Three Fiscal Years in the Period Ended March 26, 2004

				Accumulated
	Common Stock			Other
			Additional	Comprehensive
	Number of		Paid-In	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total

	($ in thousands, except share data)
Balance, March 30, 2001	5,906,839	$59	$28,792	$—	$37,400	$66,251
Exercise of stock options	10,525	—	60	—	—	60
Repurchase and retirement of shares of common stock	(7,500)	—	(37)	—	(36)	(73)
Restricted stock cancelled and retired	(60,000)	(1)	—	—	—	(1)
Comprehensive income (loss):
Net income	—	—	—	—	2,305	2,305

Total comprehensive income	—	—	—	—	—	2,305

Balance, March 29, 2002	5,849,864	58	28,815	—	39,669	68,542
Exercise of stock options	129,583	1	1,077	—	—	1,078
Repurchase and retirement of shares of common stock	(161,967)	(1)	(810)	—	(906)	(1,717)
Restricted stock cancelled and retired	(206,000)	(2)	2	—	—	—
Tax benefit on exercise of stock options	—	—	164	—	—	164
Comprehensive income (loss):
Loss on foreign currency forward- exchange contracts	—	—	—	(28)	—	(28)
Net income	—	—	—	—	3,037	3,037

Total comprehensive income	—	—	—	—	—	3,009

Balance, March 28, 2003	5,611,480	56	29,248	(28)	41,800	71,076
Exercise of stock options	525,039	5	5,377	—	—	5,382
Repurchase and retirement of shares of common stock	(106,700)	(1)	(533)	—	(527)	(1,061)
Comprehensive income (loss):
Gain on foreign currency forward- exchange contracts	—	—	—	164	—	164
Net income	—	—	—	—	632	632

Total comprehensive income	—	—	—	—	—	796

Balance, March 26, 2004	6,029,819	$60	$34,092	$136	$41,905	$76,193

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Each of the Three Fiscal years in the Period Ended March 26, 2004

	March 26,	March 28,	March 29,
	2004	2003	2002

	($ in thousands)
Cash Flows From Operating Activities:
Net income	$632	$3,037	$2,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,681	7,493	8,409
Provision for doubtful accounts receivable	127	365	538
Deferred income tax provision (benefit)	638	(98)	(697)
(Gain) loss on disposal of property, plant and equipment	(6)	398	508
Tax benefit from exercise of employee stock options	—	164	—
Changes in operating assets and liabilities:
Accounts receivable	206	(874)	2,162
Inventories	(828)	2,385	5,640
Other assets	(2,405)	(171)	178
Accounts payable	445	(1,026)	21
Payroll and employee benefits	(100)	204	550
Accrued income taxes	186	(151)	(71)
Deferred revenue	595	758	380
Other liabilities	227	(519)	803

Net cash provided by operating activities	6,398	11,965	20,726

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(3,169)	(3,771)	(3,823)
Proceeds from disposition of property, plant and equipment	204	144	96

Net cash used in investing activities	(2,965)	(3,627)	(3,727)

Cash Flows From Financing Activities:
Payments made on seven-year note	(700)	(700)	(700)
Net payments on line of credit	—	—	(3,500)
Repurchase and retirement of common stock	(1,061)	(1,717)	(73)
Proceeds from exercise of employee stock options	5,382	1,078	60

Net cash provided by (used in) financing activities	3,621	(1,339)	(4,213)

Net increase in cash and cash equivalents	7,054	6,999	12,786
Cash and cash equivalents at beginning of year	29,617	22,618	9,832

Cash and cash equivalents at end of year	$36,671	$29,617	$22,618

Supplementary Disclosures of Cash Flow Information:
Income tax paid	$658	$840	$857
Interest paid	$457	$538	$1,172

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 26, 2004 and March 28, 2003 and for Each of the Three Fiscal Years
in the Period Ended March 26, 2004

Note 1	Summary of Significant Accounting Policies

      Printronix, Inc. was incorporated in California in 1974 and was reincorporated in Delaware in December 1986. Our headquarters are located in Irvine, California. Unless the context otherwise requires, the terms “we,” “our,” “us,” “company” and “Printronix” refer to Printronix, Inc. and its consolidated subsidiaries.

Basis of Consolidation

      The consolidated financial statements include the accounts of Printronix and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Accounting Period

      We use a fifty-two or fifty-three week fiscal year ending on the last Friday of March. For the fiscal years presented, the year-end dates were March 26, 2004, March 28, 2003 and March 29, 2002. All fiscal years presented used a fifty-two week fiscal year period.

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

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Raw materials, subassemblies and work in process inventory balances at March 26, 2004 were as follows:

($ in thousands)
Raw materials	$7,567
Subassemblies	2,947
Work in process	224

$10,738

Property, Plant and Equipment

      Depreciation of property, plant and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

Machinery and equipment	3 to 15 years
Furniture and fixtures	3 to 20 years
Buildings and improvements	30 years
Leasehold improvements	Lesser of useful life or term of lease

      Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property, plant and equipment are capitalized at cost. When we dispose of assets, the applicable costs and accumulated depreciation and amortization thereon are removed from the accounts and any resulting gain or loss is included in income from operations. Depreciation and amortization expense on property, plant and equipment was $6.7 million, $7.3 million and $8.0 million for fiscal years 2004, 2003 and 2002, respectively.

Intangible Assets

      Our internal research and development costs, which include software-development costs for software that is embedded in our products, are expensed as incurred. Under our current development methods and procedures, the technological feasibility of the software being developed is not established until substantially all of the product development costs have been incurred. As a result, we have not capitalized any software-development costs for software that is embedded in our products, because the costs incurred after attaining technological feasibility are not material.

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

      Amortization expense of $0.1 million and $0.4 million was charged to operations in fiscal years 2003 and 2002, respectively.

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

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Our printers contain operating system software, which we consider incidental to the sale of the printer, and no revenue is attributed to the software. We also sell standard “pre-packed” software to support bar code label printing applications and other software options. This software does not require customization, nor do we have any post-sale obligations. Revenue is recognized as this standard “pre-packed” software is shipped with the printer.

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

      We record revenue for shipping costs charged to customers. The related shipping costs incurred are recorded as cost of sales.

      We offer printer-maintenance services through service agreements that customers may purchase separately from the printer. These agreements are mostly for a one-year period. We provide the point-of-customer-contact and initial diagnostic services, and supply the parts used for printer repairs. We have contracted with third parties to perform the on-site repair services. Revenue from maintenance contracts is deferred and recognized on a straight-line basis over the period of each individual contract, which approximates the manner in which costs are incurred.

Warranty Costs

      Our financial statements reflect reserves for potential warranty claims based upon our claims experience. Printronix generally offers either a 90-day on-site or a 12-month return-to-factory standard parts-and-labor warranty on printer and verifier products to most customers. Defective printers and verifiers can be returned to us for repairs or replacement in the applicable warranty period at no cost to the customer. Supplies are warranted for the shelf life of the products, which can be up to two years. Estimated costs of future warranty

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations are charged to cost of sales in the period in which the products are sold. The following is a summary of our accrued warranty obligation for fiscal years 2004 and 2003:

	March 26,	March 28,
	2004	2003

	($ in thousands)
Beginning balance, warranty reserves	$1,356	$1,304
Add warranty expense	1,006	1,278
Accrual adjustments to reflect actual experience	(212)	113
Deduct warranty charges incurred	(1,117)	(1,339)

Ending balance, warranty reserves	$1,033	$1,356

Engineering and Development

      Company-funded engineering and development costs are expensed as incurred. A substantial portion of the engineering and development expense is related to developing new products and solutions and making significant improvements to existing products or processes.

Advertising

      We expense advertising costs, including promotional literature, brochures and trade shows as incurred. Advertising expense was $2.5 million, $2.5 million and $2.8 million for fiscal years 2004, 2003 and 2002, respectively.

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

      We price our products in United States dollars and in Euros. The effects of changes in the Euro’s value in fiscal year 2004, compared with fiscal year 2003, were as follows: an increase in revenue of $3.3 million, an increase in gross margin of $2.4 million, an increase in operating expenses of $0.8 million and an increase in foreign exchange losses of $1.1 million.

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

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also record a valuation allowance to reduce our deferred tax assets when management believes that deferred tax assets more likely than not will not be realized in accordance with SFAS No. 109. Under SFAS No. 109, we must place greater weight upon our history of United States operating losses than on our projections of future United States operating income. As a result, we recorded a valuation allowance in fiscal year 2004 in the amount of $3.7 million related to certain tax credit carryforwards and $1.0 million related to employee stock options exercised.

Loss Contingencies

      We account for loss contingencies in accordance with accounting guidance, including, but not limited to, SFAS No. 5 “Accounting for Contingencies” and Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). We evaluate the degree of probability of an unfavorable outcome and our ability to reasonably estimate the loss related to litigation and claims against us.

Net Income Per Share

      Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive.

      Net income per share data for each of the three fiscal years in the period ended March 26, 2004, is as follows:

	March 26,	March 28,	March 29,
	2004	2003	2002

	($ in thousands, except
	share and per share data)
Net income	$632	$3,037	$2,305
Basic weighted average shares outstanding	5,734,633	5,843,702	5,850,288
Basic net income per share	$0.11	$0.52	$0.39
Effect of dilutive securities:
Basic weighted average shares outstanding	5,734,633	5,843,702	5,850,288
Dilutive effect of stock options	226,402	168,665	121,125

Dilutive weighted average shares outstanding	5,961,035	6,012,367	5,971,413
Diluted net income per share	$0.11	$0.51	$0.39

      The dilutive weighted average shares outstanding does not include the antidilutive impact of 39,132 shares, 568,989 shares and 1,006,382 shares for fiscal years 2004, 2003 and 2002, respectively, because the exercise price of the stock options exceeded the average market value of the stock for that period.

Accounting for Stock-Based Compensation

      We account for stock-based compensation issued to employees using the intrinsic-value-based method as prescribed by the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic-value-based method, compensation is the excess, if any, of the fair market value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period (See Note 6 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K). No stock-based employee compensation cost is reflected in net income for the fiscal years presented as all options granted under the stock-based compensation plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation and is provided in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

	March 26,	March 28,	March 29,
	2004	2003	2002

	($ in thousands, except per share data)
Net income, as reported	$632	$3,037	$2,305
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	315	1,109	1,159

Pro forma net income	$317	$1,928	$1,146

Earnings per share:
Basic — as reported	$0.11	$0.52
Basic — pro forma	$0.06	$0.33
Diluted — as reported	$0.11	$0.51
Diluted — pro forma	$0.05	$0.32

      The weighted-average fair value of options granted during fiscal years 2004, 2003 and 2002 was $5.07, $5.57 and $3.58 per share, respectively.

      For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option granted to employees is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions for each of the three fiscal years in the period ended March 26, 2004:

	March 26,	March 28,	March 29,
	2004	2003	2002

Dividend yield	—	—	—
Average volatility	63%	66%	68%
Weighted average risk-free interest rate	1.9%	3.3%	3.4%
Average expected life	3.6 years	3.3 years	2.6 years

Foreign Currency Hedging

      We have a foreign currency-hedging program in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. Under the program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. We had outstanding forward-exchange contracts with a notional amount of $6.1 million and $4.7 million at March 26, 2004, and March 28, 2003, respectively. Based on the fair value of these contracts at March 26, 2004, we recorded an asset of $0.1 million, which is included in the prepaid expenses and other current assets portion of the consolidated balance sheet. Based on the fair value of these contracts at March 28, 2003, we recorded a liability of $0.2 million, which is included in the accrued liabilities other portion of the consolidated balance sheet. For the three fiscal years in the period ended March 26, 2004, our hedges were effective and as a result there was no charge to earnings for any ineffective portion of the change in fair value of the hedge.

Other Comprehensive Income (Loss)

      Other comprehensive income (loss) represents unrealized gains and losses on our Euro foreign currency forward-exchange contracts that qualify for hedge accounting. The aggregate amount of such gains or losses

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that have not yet been recognized in net income is reported in the equity portion of the consolidated balance sheets as accumulated other comprehensive income (loss).

Concentration of Credit Risk

      We sell a significant portion of our products through resellers and, as a result, maintain individually significant receivable balances with these parties. If the financial condition or operations of these resellers deteriorate substantially, our operating results and financial condition could be adversely affected. Our largest customer’s (IBM) receivable balance represented 16.3% and 22.3% of total accounts receivable at March 26, 2004, and March 28, 2003, respectively. The two largest customers’ receivable balances combined represented 23.1% and 28.4% of total accounts receivable at March 26, 2004, and March 28, 2003, respectively. The 10 largest customers’ receivable balances collectively represented 48.9% and 54.7% of total accounts receivable at March 26, 2004, and March 28, 2003, respectively. Credit risk with respect to other accounts receivable is generally diversified because of the large number of entities comprising our customer base and their dispersion across many geographical regions. We continuously evaluate the credit worthiness and the financial condition of our resellers and other customers. We require collateral, such as letters of credit, in certain circumstances.

      Concentration of credit risk also exists in our short-term cash investments. Short-term cash investments are made with high-quality banks or brokerage firms in investment grade securities and highly liquid cash equivalents.

Use of Estimates

      The preparation of financial statements that conform with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect: the reported amounts of assets and liabilities, the reported amounts of revenue and expenses during the reporting period, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from those estimates.

New Pronouncements

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, which had required a liability for an exit cost be recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and requires that a liability for an exit cost be recognized when incurred. This statement also requires that the initial measurement of this liability be at fair value. This statement primarily impacts the timing of the recognition of restructuring activity expenses. The adoption of this statement did not have a material impact on our financial position or results of operations.

      In November 2002, the FASB issued FIN 45. This interpretation requires additional disclosures be made by a guarantor in its interim and annual financial statements about obligations that it has. This interpretation is effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure and recognition provisions of this interpretation during the third quarter of fiscal year 2003. The recognition provision of this interpretation had no impact on our financial position or results of operations.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this issue did not have a material impact on our financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require prominent disclosure in both the annual and interim financial statements about the method of accounting and the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. We adopted the disclosure provisions of this statement in the fourth quarter of fiscal year 2003. The adoption did not have a material impact on our financial position or results of operations, as we will continue to account for stock-based compensation under APB No. 25, “Accounting for Stock Issued to Employees.”

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

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” which superceded SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 updated certain interpretative guidance included in SAB 101. The basic revenue recognition principles of SAB 101 were largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial position or results of operations.

Note 2	Goodwill and Other Intangible Assets

      During the first quarter of fiscal year 2003, we implemented SFAS No. 142, “Goodwill and Other Intangible Assets,” which replaced the requirement to amortize goodwill and intangible assets with indefinite lives with a requirement to test annually for impairment. Because all goodwill and most intangible assets were fully amortized as of March 29, 2002, the adoption of this pronouncement did not have a material impact upon our financial position or results of operations. The remaining intangible asset for unpatented technology was fully amortized during fiscal year 2003.

      Amortization expense on the intangible for unpatented technology was $0.1 million in fiscal year 2003. Amortization expense on goodwill and all intangibles of $0.4 million was charged to operations for fiscal year 2002.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SFAS No. 142 requires an assembled workforce to be treated as goodwill. As required by SFAS No. 142, the following table presents the transitional disclosures of the amortization expense related to goodwill and assembled workforce:

	March 26,	March 28,	March 29,
	2004	2003	2002

	($ in thousands, except per share data)
Net income:
Reported net income	$632	$3,037	$2,305
Add back: amortization of goodwill	—	—	227

Adjusted net income	$632	$3,037	$2,532

Basic earnings per share:
Reported basic earnings per share	$0.11	$0.52	$0.39
Add back: amortization of goodwill	—	—	0.04

Adjusted basic earnings per share	$0.11	$0.52	$0.43

Diluted earnings per share:
Reported diluted earnings per share	$0.11	$0.51	$0.39
Add back: amortization of goodwill	—	—	0.04

Adjusted diluted earnings per share	$0.11	$0.51	$0.43

Note 3	Bank Borrowings and Debt Arrangements

      On May 1, 2000, we obtained a credit facility with a United States bank for $27.5 million that consisted of a $17.5 million, seven-year note secured by our Irvine facility and a $10.0 million three-year unsecured line of credit. The line of credit agreement generally provided for interest at the prime rate, or the London Interbank Offered Rate (“LIBOR”) plus 1.0%, at our discretion, contained certain standard financial and non-financial covenants, provided for an annual commitment fee of 0.375% of the unused portion of the line, and was renewable on May 1, 2003. During the first quarter of fiscal year 2002, we repaid the line of credit borrowings as scheduled and, during that same fiscal quarter, cancelled the $10.0 million unsecured line of credit. During fiscal year 2002, the weighted average interest rate on the line of credit was 6.0%.

      The $17.5 million seven-year note contains customary default provisions, no restrictive covenants and requires monthly principal and interest payments, with a balloon payment of $12.6 million due June 1, 2007. Interest on the note is at variable rates based upon LIBOR plus 1.25%, and is reset for periods from one month up to one year, at our discretion. The interest rate on the note was 2.4% as of March 26, 2004. During fiscal years 2004, 2003 and 2002, the weighted average interest rate on the note was 2.4%, 3.0% and 6.4%, respectively.

      We ended fiscal year 2004 with a balance of $14.9 million on the seven-year note, which consisted of long-term debt of $14.2 million and the current portion of long-term debt of $0.7 million. Repayment of the note is as follows: $0.7 million each year for fiscal years 2005 through 2007, and $12.8 million, which includes the balloon payment, in fiscal year 2008.

      At March 26, 2004, one of our foreign subsidiaries maintained unsecured lines of credit for $1.8 million with foreign banks, which included a standby letter of credit of $1.5 million, reduced from $1.8 million on October 29, 2003. These credit facilities are subject to certain standard financial covenants. We were in compliance with these financial covenants for all fiscal periods presented. The parent company guarantees any amounts outstanding on these lines of credit. There were no cash borrowings against these lines of credit for

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fiscal periods presented. No fees are charged for the unused portion of the lines of credit. Any borrowings on the lines of credit would be subject to interest rates at approximately 0.25% to 1.0% above the prime lending rate.

      In conjunction with our workers’ compensation insurance program, we obtained a standby letter of credit on December 19, 2003, from a United States bank for $0.2 million secured by a cash deposit. The standby letter of credit expires on December 20, 2004, but is subject to an automatic renewal. There were no cash borrowings against this letter of credit as of March 26, 2004. Any borrowings would be subject to interest rates at 2.0% above the prime lending rate, subject to certain maximum limits.

      On September 8, 2003, we increased our credit agreement with a major foreign bank to support our hedging activities from $0.9 million to $2.4 million. This credit agreement has no restrictive covenants and is available to fund any forward currency contracts should we be unable to satisfy our obligations. The agreement automatically renews annually, subject to certain administrative compliance requirements. There are no annual fees under this agreement if no amounts are borrowed. Any borrowings under this agreement would be subject to interest rates available at that time. During fiscal years 2004, 2003 and 2002, no amounts were borrowed under this credit agreement.

      The components of interest and other expenses, net, in the Consolidated Statement of Operations for the fiscal year ended March 26, 2004 were as follows:

March 26, 2004

($ in thousands)
Interest expense	$554
Interest income	(294)
Other expense (income)	45

Interest and other expenses, net	$305

Note 4	401(k) Savings, Profit-Sharing and Bonus Plans

      Effective January 1, 1985, we adopted a 401(k) Savings and Investment Plan (the “401(k) Plan”), for all eligible employees, which is designed to be tax deferred in accordance with the provisions of Section 401(k) of the Internal Revenue Code. All United States employees (including officers, but not outside directors) may contribute from 1% to 17% of compensation per week (subject to certain limitations) on a tax-free basis through a “salary reduction” arrangement. In fiscal year 2003, we matched employee contributions up to a maximum of 3% of salary, or $2,000 per year, whichever was less. Our contributions were temporarily cancelled in the third quarter of fiscal year 2003 and were reinstated in the fourth quarter of fiscal year 2004. Effective January 30, 2004, we match employee contributions up to a maximum of 1% of salary, or $1,000 per year, whichever is less. Employee contributions are always 100% vested. Our contributions become fully vested after four full years of employment. Our contributions to the 401(k) Plan were $43 thousand, $432 thousand and $694 thousand for the fiscal years 2004, 2003 and 2002, respectively.

      We also maintain a discretionary worldwide quarterly profit-sharing plan for qualified employees. Employees who have been with Printronix for 90 days of continuous service are eligible to participate in the profit-sharing plan. We allocate a percentage of pre-tax operating profit to a profit-sharing pool, which we then distribute to employees pro-rata based upon quarterly salary. In addition, certain executives are eligible to participate in a quarterly bonus plan, which is contingent upon achieving specific operating performance targets established by the compensation/stock option committee of the board of directors. Our contributions to these plans were $0.4 million for fiscal year 2004 and $0.9 million for each of the fiscal years 2003 and 2002.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5	Restructuring Charges

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

      The restructuring accrual is included in accrued liabilities other. The restructuring accrual and its utilization are summarized as follows for fiscal years 2004 and 2003:

	Write-down and	Other Liabilities
	Disposal of Fixed	for Lease-Related
	Assets	Expenses

	($ in thousands)
Balance, March 29, 2002	$50	$154
Amounts utilized	—	(95)
Amounts reclassified	(50)	—

Balance, March 28, 2003	—	59
Amounts utilized	—	(59)

Balance, March 26, 2004	$—	$—

Note 6	Stockholders’ Equity

Stock Incentive Plan — Common Stock Options

      We have a stock incentive plan, the 1994 Stock Incentive Plan (the “Plan”), under which options may be granted to purchase shares of our common stock. We have authorized 2,900,000 shares for issuance under the Plan. The Plan was extended in August 2003 for eighteen months from an original expiration of February 2004 to August 2005. As of August 2003, repricing of options under the Plan is prohibited. Options under the Plan generally are granted at prices not less than the fair market value of the common stock on the date of grant and become exercisable in installments at dates ranging from one to 10 years from the date of grant, as determined by the compensation/stock option committee of the board of directors. Generally, outstanding options become exercisable at the rate of 25 percent per year, and expire between five to 10 years from the date of grant.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the transactions as discussed below, relating to the Plan for each of the three fiscal years in the period ended March 26, 2004:

	March 26, 2004		March 28, 2003		March 29, 2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Common Stock Options	Shares	Price	Shares	Price	Shares	Price

Beginning, outstanding	1,335,812	$9.78	1,496,120	$9.63	1,485,676	$9.96
Granted	9,300	11.16	245,299	11.81	141,450	8.07
Exercised	(525,039)	10.25	(129,583)	8.33	(10,525)	5.46
Forfeited and expired	(124,121)	10.72	(276,024)	11.48	(120,481)	12.39

Ending, outstanding	695,952	$9.28	1,335,812	$9.78	1,496,120	$9.63

Options exercisable	417,805		721,940		714,218

      As of March 26, 2004, there were 796,807 shares available to grant.

      A detail of options outstanding and exercisable as of March 26, 2004, is presented below:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$ 5.30 - $ 9.80	325,738	6.62	$5.76	251,335	$5.65
10.10 - 11.25	129,536	1.42	10.62	80,692	10.63
11.85 - 22.38	240,678	2.71	13.31	85,778	15.74

$ 5.30 - $22.38	695,952	4.30	$9.28	417,805	$8.68

      A detail of options outstanding and exercisable as of March 28, 2003, is presented below:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$ 5.30 - $ 8.50	393,071	7.80	$5.59	216,046	$5.56
8.63 - 10.63	287,567	4.12	9.97	132,629	10.04
10.81 - 11.83	329,175	0.82	11.20	283,375	11.18
11.85 - 22.38	325,999	3.25	13.23	89,890	15.80

$ 5.30 - $22.38	1,335,812	4.18	$9.78	721,940	$9.87

Stock Incentive Plan — Restricted Stock

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

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In the first quarter of fiscal year 2005, the company reserved 56,722 and 310,000 shares of restricted stock under the Plan. Additional information on this subsequent event can be found in Note 11 of this Annual Report on Form 10-K.

      See Accounting for Stock-Based Compensation in Note 1 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, for the pro forma disclosures of net income and earnings per share required under SFAS No. 123.

Common Share Purchase Rights

      On March 16, 1989, we declared a dividend payable on April 4, 1989, of 10,311,603 Common Share Purchase Rights.

      Each right, when exercisable, entitles a stockholder to buy one share of our common stock at an exercise price of $15.55, subject to adjustment. The rights become exercisable ten days after certain persons or groups announce acquisition of 20% or more, or announce an offer for 30% or more, of our common stock. The rights are nonvoting, originally expired in ten years and may be redeemed prior to becoming exercisable. In the event we are acquired in a merger or other business combination, each outstanding right would entitle a holder to purchase, at the current exercise price, that number of shares of common stock of the surviving company having a market value equal to two times the exercise price of the right. Prior to expiration of the rights, the plan under which the rights were granted was amended to, among other things, extend the plan for an additional ten years and change the exercise price to $70.00. The rights expire at the earlier of April 4, 2009, or the exchange or redemption as described above. The foregoing is a general description only and is subject to the detailed terms and conditions set forth in the Amended and Restated Rights Agreement, dated as of April 4, 1999, between Printronix and Chase Mellon Shareholder Services, LLC, now Mellon Investor Services LLC.

Stock Repurchases

      In the fourth quarter of fiscal year 2002, the board of directors authorized the company to purchase up to 500,000 shares of the company’s outstanding common stock. Purchases may be made from time-to-time in the open market. In fiscal years 2004 and 2003, 106,700 and 161,967 shares, respectively, of common stock were repurchased at prices ranging from $9.03 to $11.87 per share for a total cost of $1.1 million in fiscal year 2004 and $1.7 million in fiscal year 2003. Future purchases of 227,395 shares of common stock may be made at our discretion.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7	Income Taxes

Provision (Benefit) for Income Taxes

      The provision (benefit) for income taxes for each of the three fiscal years in the period ended March 26, 2004 consisted of the following:

	March 26,	March 28,	March 29,
	2004	2003	2002

	($ in thousands)
Current provision (benefit):
Federal	$(1,229)	$(100)	$(297)
State	105	30	11
Foreign	538	639	1,267
Deferred provision (benefit)	638	(98)	(697)

Provision for income taxes	$52	$471	$284

      The amounts for the tax provision (benefit) above are classified by the location of the taxing authority and not geographical region.

      During the fourth quarter of fiscal year 2004, the company completed its study of available research and development federal income tax credits and recorded a federal tax benefit of $2.6 million, of which $1.3 million is expected to be refunded and is reflected on the balance sheet in prepaid expenses and other current assets. The remaining $1.3 million of tax credit is carried forward in deferred tax assets.

Components of Income (Loss) Before Taxes

      The components of income (loss) before taxes, based upon the tax jurisdiction, for each of the three fiscal years in the period ended March 26, 2004 consisted of the following:

	March 26,	March 28,	March 29,
	2004	2003	2002

	($ in thousands)
United States	$2,434	$(1,083)	$(1,417)
Foreign	(1,750)	4,591	4,006

Income before taxes	$684	$3,508	$2,589

      During the fourth quarter of fiscal year 2004, the company completed a federal income tax audit which resulted in additional one-time United States income of $6.0 million and additional charges to foreign subsidiaries of $6.0 million. The completion of this audit had no effect on consolidated net income. We recorded a valuation allowance in the current fiscal year as discussed below, because we had United States losses in the prior fiscal periods, and, excluding the IRS settlement, would have had losses in the current fiscal period. Without the effect of the additional income of $6.0 million, the United States would have losses before taxes of $3.6 million and the foreign earnings before taxes would have been $4.2 million as calculated below:

	United
	States	Foreign

	($ in thousands)
Income (loss) before taxes	$2,434	$(1,750)
Effects of IRS federal income tax audit	(5,998)	5,998

Adjusted income (loss) before taxes	$(3,564)	$4,248

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Income Tax Provision (Benefit)

      Deferred income taxes result from differences in the timing of reporting income and expenses for financial statement and income tax reporting purposes.

      The deferred income tax provision (benefit) for each of the three fiscal years in the period ended March 26, 2004 consisted of the following:

	March 26,	March 28,	March 29,
	2004	2003	2002

	($ in thousands)
Capitalized research and development	$35	$(60)	$(148)
Tax depreciation (under) over depreciation for financial reporting purposes	(271)	(145)	633
Inventory costs capitalized for tax and expensed for financial reporting	251	(74)	68
Decrease (increase) in reserves	601	145	(522)
Net operating loss carryforwards	(2,007)	(313)	—
Credit carryforwards	(1,668)	(253)	(728)
Valuation allowance	3,697	602	—

Deferred income tax provision (benefit)	$638	$(98)	$(697)

      Under SFAS No. 109, we must place greater weight upon our history of United States operating losses than on our projections of future operating income. As a result, we recorded a charge of $3.7 million in fiscal year 2004 to increase our valuation allowance related to certain tax carryforwards that we believe are more likely than not to not be realized.

      Deferred income taxes are not provided for the undistributed earnings of our foreign subsidiaries, which totaled approximately $46.6 million as of March 26, 2004, as we intend to reinvest these earnings indefinitely outside of the United States. Should we be required to repatriate these funds, our deferred tax liability would be approximately $18.0 million.

      The tax effected federal and state net operating losses and credit carryforwards begin to expire as follows:

	Amount	Fiscal Years

	($ in millions)
Net operating losses:
Federal	$1.8	2023 to 2024
State	0.4	2014 to 2017

	$2.2

Credit carryforwards:
Federal foreign tax credit	$1.7	2006 to 2009
Federal research and development credit	1.5	2018 to 2024
California manufacturing investment credit	0.2	2009 to 2012

	$3.4

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Income Tax Assets and Liabilities

      The deferred income tax assets and liabilities as of March 26, 2004 and March 28, 2003 consisted of the following:

	March 26,	March 28,
	2004	2003

	($ in thousands)
Inventory costs capitalized for tax and expensed for financial reporting purposes	$945	$1,196
Reserves	2,142	2,743
Net operating loss carryforwards	—	277

Deferred income tax assets — current	$3,087	$4,216

Capitalized research and development	$505	$540
Net operating loss carryforwards	2,205	171
Credit carryforwards	3,469	1,801
Tax depreciation under (over) depreciation for financial reporting purposes	125	(1,530)
Valuation allowance	(5,317)	(602)

Deferred income tax assets — long-term, net	$987	$380

Tax depreciation over depreciation for financial reporting purposes	$1,384	$—

Deferred income tax liabilities — long-term	$1,384	$—

      In fiscal year 2004, the valuation allowance included the tax effected amount of $1.0 million related to nonqualified stock options exercised in addition to the $3.7 million charge related to certain tax carryforwards. During the current fiscal year, certain tax liabilities were reclassed into the deferred tax accounts in the amount of $1.3 million and were netted against net operating loss carryforwards.

Reconciliation of Effective Tax Rate to Statutory Federal Tax Rate

      Reconciliation of the effective tax rate to the statutory federal tax rate for the three fiscal years in the period ended March 26, 2004 consisted of the following:

	March 26,		March 28,		March 29,
	2004	%	2003	%	2002	%

	($ in thousands)
Provision computed at statutory rates	$233	34.0%	$1,193	34.0%	$880	34.0%
State income tax provision, net of Federal tax benefit	69	10.1%	20	0.5%	7	0.3%
Difference in effective foreign tax rates	(1,254)	(183.4)%	(1,524)	(43.4)%	(1,142)	(44.1)%
Research and development credit	(2,600)	(380.1)%	—	—	—	—
Valuation allowance	3,697	540.5%	602	17.2%	—	—
Other	(93)	(13.5)%	180	5.1%	539	20.8%

Income tax provision	$52	7.6%	$471	13.4%	$284	11.0%

      We have subsidiaries in various countries and are therefore subject to varying income tax rates. The effective tax rate for fiscal year 2004 was 7.6%, which is different from the federal statutory rate as a result of

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the federal tax benefit from the research and development credit, domestic operating losses, the increase in the valuation allowance related to certain tax carryforwards and pre-tax earnings by subsidiaries that operate within lower-tax jurisdictions.

      The effective tax rates for fiscal years 2003 and 2002 were 13.4% and 11.0%, respectively, which are different from the federal statutory rate as a result of domestic operating losses and pre-tax earnings by subsidiaries that operate within lower-tax jurisdictions.

      We had a favorable pioneer tax status that began in April 1996 in Singapore for income generated from the manufacture of the Printronix P5000 Series line matrix products. The pioneer status ended March 26, 2004. The pioneer status mandated that we meet certain requirements, including meeting specific levels of capital investment and engineering headcount and net income generated in Singapore was exempt from tax liability. The pioneer status reduced foreign taxes by $0.8 million, $0.9 million and $0.8 million for fiscal years 2004, 2003 and 2002, respectively. The diluted net income per share effect of this pioneer status was an increase of 13 cents, 15 cents and 14 cents for fiscal years 2004, 2003 and 2002, respectively.

Note 8	Segment and Customer Data

      We manufacture and sell a variety of printers and associated products that have similar economic characteristics as well as similar customers, production processes and distribution methods. We therefore have aggregated similar products and report one segment. Geographical segment data based upon the principal location of our operations for each of the three fiscal years in the period ended March 26, 2004, is as follows:

		Europe
		Middle
	The	East &	Asia
	Americas	Africa	Pacific	Eliminations	Consolidated

	($ in thousands)
March 26, 2004
Revenue:
Net sales	$67,842	$36,328	$20,900	$—	$125,070
Transfers between geographical locations	7,383	578	26,363	(34,324)	—

	$75,225	$36,906	$47,263	$(34,324)	$125,070
(Loss) income from operations	$(2,777)	$1,686	$2,088	$—	$997
Identifiable assets	$53,118	$12,069	$46,622	$—	$111,809
March 28, 2003
Revenue:
Net sales	$82,263	$36,504	$19,462	$—	$138,229
Transfers between geographical locations	7,275	462	35,389	(43,126)	—

	$89,538	$36,966	$54,851	$(43,126)	$138,229
(Loss) income from operations	$(2,934)	$1,733	$4,248	$—	$3,047
Identifiable assets	$57,022	$11,024	$38,041	$—	$106,087

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Europe
		Middle
	The	East &	Asia
	Americas	Africa	Pacific	Eliminations	Consolidated

	($ in thousands)
March 29, 2002
Revenue:
Net sales	$95,923	$32,416	$18,344	$—	$146,683
Transfers between geographical locations	6,583	886	43,738	(51,207)	—

	$102,506	$33,302	$62,082	$(51,207)	$146,683
(Loss) income from operations	$(703)	$815	$3,348	$—	$3,460
Identifiable assets	$60,149	$9,373	$35,437	$—	$104,959

      Geographical information is based upon the principal location of our operations and not necessarily upon the location of the customers. Transfers between geographical locations are billed at manufacturing costs plus a margin representing a reasonable rate of return for activities performed. Certain operating expenses have been redistributed among geographical regions to reflect a reasonable allocation of operating expenses that support worldwide operations. The Americas’ sales included export sales, principally to Europe, Latin America, and Canada, of approximately $7.3 million, $12.9 million and $17.8 million for fiscal years 2004, 2003 and 2002, respectively.

Sales by Product Line

      Sales by product line for the two fiscal years in the period ended March 26, 2004 were as follows:

	March 26,	March 28,
	2004	2003

	($ in millions)
Product line:
Line matrix	$89.6	$103.4
Thermal	18.4	15.9
Laser	14.7	16.9
Verification products	2.4	2.0

	$125.1	$138.2

Sales by Customer Location

      Sales by customer location for the three fiscal years in the period ended March 26, 2004 were as follows:

	March 26,	March 28,	March 29,
	2004	2003	2002

	($ in millions)
Customer location:
Americas	$63.6	$72.0	$81.2
EMEA	42.2	48.9	48.9
Asia Pacific	19.3	17.3	16.6

	$125.1	$138.2	$146.7

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In fiscal years 2004, 2003 and 2002, two resellers each represented a significant percentage of consolidated revenue. Sales to the largest reseller, IBM, represented 22.3% of revenue for fiscal year 2004, 23.8% of revenue for fiscal year 2003 and 27.4% of revenue for fiscal year 2002. Sales to the second largest reseller represented 8.9%, 9.0% and 8.6% of revenue for fiscal years 2004, 2003, and 2002, respectively. Sales to the top ten customers represented 51.4%, 50.9% and 53.9% of revenue for fiscal years 2004, 2003 and 2002, respectively. A significant decline in sales to any of these customers or channels could have an adverse effect upon our results of operations and financial condition.

Note 9	Commitments and Contingencies

Operating Leases

      With the exception of Singapore, we conduct our foreign operations, Memphis operations and United States sales offices using leased facilities under non-cancelable operating leases that expire at various dates from fiscal year 2005 through fiscal year 2008. We own the building in Singapore and have a land lease that expires in fiscal year 2057.

      The following is a summary of rental expense incurred for non-cancelable operating leases for buildings and equipment for each of the three fiscal years in the period ended March 26, 2004:

	March 26,	March 28,	March 29,
	2004	2003	2002

	($ in thousands)
Rental expense	$1,793	$1,732	$1,363

      The minimum rental commitments required under existing non-cancelable operating leases as of March 26, 2004, for the subsequent fiscal years are as follows:

2005	2006	2007	2008	2009	2010-2057	Total

			($ in thousands)
$1,525	$720	$421	$246	$120	$11,856	$14,888

      The minimum rental commitment for the land located at the Singapore manufacturing facility represents $12.3 million of the above $14.9 million commitment under non-cancelable operating leases.

      In June 2004, management announced they will close our Memphis facility. We do not expect the closure of this facility to have a material impact on our financial position or results of operations. Related expenditures are expected to be approximately $340 thousand.

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

      In August 2002, we responded to an inquiry from the California Department of Toxic Substance Control (the “Department”) regarding our operations at the site of our former production plant. In February 2004, the Department submitted a proposed Corrective Action Consent Agreement to Printronix, which would require Printronix to perform an investigation of the site which would be used as a basis to determine what, if any, remediation activities would be required of Printronix. We are convinced that we bear no responsibility for any contamination at the sites and we intend to defend vigorously any action that might be brought against us with respect thereto.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of March 26, 2004 and March 28, 2003, we continued to maintain an accrual for $0.2 million, included in accrued liabilities other, which we believe is a reasonable estimate to cover any additional expenses related to environmental tests that could be requested by the Board. Furthermore, we believe that we have adequately accrued for any future expenditures in connection with environmental matters and that such expenditures will not have a materially adverse effect upon our financial condition or results of operations.

Legal Matters

      We are involved in various claims and legal matters in the ordinary course of business. We do not believe these matters will have a materially adverse effect upon our results of operations or financial condition.

Other Contingencies

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

Note 10	Quarterly Data (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	($ in thousands, except per share data)
Fiscal Year 2004
Revenue	$30,538	$29,059	$33,909	$31,564
Gross margin	$11,043	$10,642	$13,728	$11,987
Net income (loss)	$47	$(934)	$1,474	$45
Net income (loss) per share:
Basic	$0.01	$(0.17)	$0.25	$0.01
Diluted	$0.01	$(0.17)	$0.24	$0.01
Fiscal Year 2003
Revenue	$37,303	$32,006	$34,132	$34,788
Gross margin	$13,000	$11,121	$12,011	$12,718
Net income	$994	$29	$819	$1,195
Net income per share:
Basic	$0.17	$0.00	$0.14	$0.21
Diluted	$0.16	$0.00	$0.14	$0.20

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11	Subsequent Events

Restricted Stock

      During the first quarter of fiscal year 2005, 56,722 and 310,000 shares under the Stock Incentive Plan were reserved for future issuance as restricted stock. The 56,722 shares were reserved for future issuance to the non-employee Board of Directors members and key employees. As of the date of filing this Annual Report on Form 10-K, none of the 56,722 shares were issued and outstanding.

      During the first quarter of fiscal year 2005, 290,000 of the 310,000 reserved shares were granted to certain officers of the company and other employees. These shares granted are issued and outstanding and are performance based and vest only if the company achieves certain financial performances over the next 6 fiscal years as set forth in Exhibit 10.19. In addition, 20,000 shares are not issued but may be purchased by an employee if the performance criteria are met, as set forth in Exhibit 10.20.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Effective June 12, 2002 the company dismissed Arthur Andersen LLP (“Arthur Andersen”) as its accountants. Arthur Andersen’s report on the company’s financial statements for the fiscal year ended March 29, 2002 contained no adverse opinion, contained no disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended by the company’s audit committee and approved by its board of directors. During the fiscal year ended March 29, 2002 and thereafter through June 19, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

      Effective June 19, 2002 the company retained PricewaterhouseCoopers LLP (“PwC”) as its new accountants. The company did not consult with PwC with respect to any of its financial statements during the fiscal year ended March 29, 2002 through June 19, 2002.

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

      Effective November 11, 2003 the company dismissed PwC as its independent registered accounting firm. PwC’s report on the company’s consolidated financial statements for the last fiscal year ended March 28, 2003 contained no adverse opinion, contained no disclaimers of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended by the company’s audit committee and approved by its board of directors. In connection with its audit for the year ended March 28, 2003 and through November 11, 2003, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the financial statements for such year. During the fiscal year ended March 28, 2003 and through November 11, 2003, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

      Effective November 11, 2003 the company retained BDO Seidman, LLP (“BDO”) as its accountants to audit the financial statements of the company for fiscal year 2004. The company did not consult with BDO with respect to accounting principles or practices or financial statement disclosures in any of its financial statements during the last two fiscal years or thereafter through November 11, 2003.

      The company provided PwC a copy of the foregoing disclosures. As required by Item 304(a)(3) of Regulation S-K (Reg. §229.304(a)(3)), a copy of PwC’s letter dated November 11, 2003 stating that it agrees with the statements concerning PwC is incorporated by reference to Exhibit 16.1 on Current Report on Form 8-K filed with the Securities and Exchange Commission on November 11, 2003.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      The company’s principal executive officer and principal financial officer have concluded, based upon their evaluation as of the end of the period covered by this Annual Report on Form 10-K, that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company’s management, including the principal executive officer and principal financial officer of the company, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

      There were no significant changes in the company’s internal controls or in other factors that could significantly affect these controls after the date of such evaluation.

Item 9B.	Other Information

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information required under Item 10 “Directors and Executive Officers of the Registrant” (except for certain information concerning the Executive Officers provided below), has been omitted from this report. Such information is hereby incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 17, 2004, which the company intends to file with the Securities and Exchange Commission not later than July 14, 2004.

Executive Officers of the Registrant

      The executive officers of Printronix and their ages as of March 26, 2004, are as follows:

Robert A. Kleist	75	President, Chief Executive Officer and Director
Theodore A. Chapman	55	Senior Vice President, Engineering and Product Marketing and Chief Technical Officer
C. Victor Fitzsimmons	56	Senior Vice President, Worldwide Operations
George L. Harwood	59	Senior Vice President, Finance and Information Systems (IS), Chief Financial Officer and Corporate Secretary

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

Code of Ethics

      The company adopted a code of ethics (the “Code”) in 1980 that applies to all employees, officers and directors of the company. The Code has been amended from time to time, most recently in 1995. It is broad in scope, is intended to foster accurate financial reporting, honest and ethical conduct, compliance with laws and the like. It does not expressly cover certain procedural matters covered by the Sarbanes-Oxley Act and regulations promulgated thereunder and may not constitute a “code of ethics” within the meaning of the law and regulations. Accordingly, the company adopted an additional code of ethics on December 12, 2002, and subsequently amended such code of ethics on March 27, 2003, that covers senior executive officers of the company and we believe it complies with the new law and regulations.

Nominating Committee

      A nominating committee provides suggestions for director nominations. The policies and procedures of the nominating committee are set forth on the company internet site, www.printronix.com.

Item 11.	Executive Compensation

      Information required under Item 11 “Executive Compensation” has been omitted from this report. Such information is hereby incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 17, 2004, which the company intends to file with the Securities and Exchange Commission not later than July 14, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information required under Item 12 “Security Ownership of Certain Beneficial Owners and Management” has been omitted from this report. Such information is hereby incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 17, 2004, which the company intends to file with the Securities and Exchange Commission not later than July 14, 2004.

Item 13.	Certain Relationships and Related Transactions

      None.

Item 14.	Principal Accountant Fees and Services

      Information required under Item 15 “Principal Accountant Fees and Services” has been omitted from this report. Such information is hereby incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 17, 2004, which the company intends to file with the Securities and Exchange Commission not later than July 14, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Index to Financial Statements

      1. Financial Statements included in Part II of this Report:

      2. Schedules supporting the Consolidated Financial Statements:

Page in This
Report

Report of Independent Public Accountants on Schedule — Arthur Andersen LLP	70
Schedule II — Valuation and Qualifying Accounts	71

      All schedules except Schedule II have been omitted for the reason that the required information is shown in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

      (b) Reports on Form 8-K

      A Current Report on Form 8-K dated May 6, 2003, was furnished by the company with the Securities and Exchange Commission to provide information regarding its fourth quarter and fiscal year 2003 results.

      A Current Report on Form 8-K dated July 15, 2003, was furnished by the company with the Securities and Exchange Commission announcing its results for the first quarter of fiscal year 2004.

      A Current Report on Form 8-K dated October 9, 2003, was furnished by the company with the Securities and Exchange Commission announcing its results for the second quarter of fiscal year 2004.

      A Current Report on Form 8-K dated November 11, 2003, was furnished by the company with the Securities and Exchange Commission announcing a change in certifying accountants.

      A Current Report on Form 8-K dated January 8, 2004, was furnished by the company with the Securities and Exchange Commission announcing its results for the third quarter of fiscal year 2004.

      A Current Report on Form 8-K dated April 29, 2004, was furnished by the company with the Securities and Exchange Commission announcing its fourth quarter and fiscal year 2004 results.

      (c) Exhibits

      Reference is made to the Index of Exhibits of this Annual Report on Form 10-K which index is incorporated herein by reference.

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

Dated: June 23, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT A. KLEIST Robert A. Kleist	President, Chief Executive Officer and Director (Principal Executive Officer)	June 23, 2004

/s/ GEORGE L. HARWOOD George L. Harwood	Senior Vice President, Finance & IS, Chief Financial Officer and Corporate Secretary (Principal Accounting and Financial Officer)	June 23, 2004

/s/ BRUCE T. COLEMAN Bruce T. Coleman	Director	June 23, 2004

/s/ JOHN R. DOUGERY John R. Dougery	Director	June 23, 2004

/s/ CHRIS WHITNEY HALLIWELL Chris Whitney Halliwell	Director	June 23, 2004

/s/ ERWIN A. KELEN Erwin A. Kelen	Director	June 23, 2004

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

/s/ ARTHUR ANDERSEN LLP

Orange County, California

April 26, 2002

PRINTRONIX, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For Each of the Three Fiscal Years in the Period Ended March 26, 2004

		Additions

	Balance at	Charged to	Charged to			Balance
	Beginning	Cost and	Other			at End
Description	of Period	Expenses	Accounts	Deductions		of Period

			($ in thousands)
Fiscal year Ended March 26, 2004
Allowance for Doubtful Accounts	$2,610	$127	$—	$1,062	A	$1,675

Fiscal year Ended March 28, 2003
Allowance for Doubtful Accounts	$2,524	$365	$—	$279	A	$2,610

Fiscal year Ended March 29, 2002
Allowance for Doubtful Accounts	$2,154	$538	$—	$168	A	$2,524

Description of Other Additions and Deductions:

      A — Accounts deemed to be bad debt losses

INDEX OF EXHIBITS

Exhibit		Incorporation
Number	Description	Reference

3.1*	Certificate of Incorporation of Printronix, Inc.	(g)
3.2*	By-laws of Printronix, Inc. currently in effect, as amended in Exhibit 3.2a.	(d)
3.2a*	Amendment to By-laws of Printronix, Inc.	(r)
4.1	Copies of certain instruments, which in accordance with paragraph (b)(4) (iii) of Item 601 of Regulation S-K are not required to be filed as exhibits to Form 10-K, have not been filed by Printronix. Printronix agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
4.2*	Amended and Restated Rights Agreement, dated as of April 4, 1999 between Printronix, Inc. and Chase Mellon Shareholder Services, L.L.C., including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively.	(q)
10.1*	Printronix, Inc. 1980 Employee Stock Purchase Plan, as amended.	(a)
10.2	Reserved.
10.3*	Form of Indemnification Agreement between Printronix, Inc. and its directors.	(c)
10.4*	Printronix, Inc. Executive Health Insurance Plan.	(b)
10.5*	Printronix, Inc. 1994 Stock Incentive Plan.	(e)
10.5a*	Printronix, Inc. 1994 Stock Incentive Plan, as amended.	(f)
10.5b*	Printronix, Inc. 1994 Stock Incentive Plan, as amended.	(s)
10.5c*	Printronix, Inc. 1994 Stock Incentive Plan, as amended.	(u)
10.6*	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Robert A. Kleist.	(h)
10.6a*	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Robert A. Kleist.	(r)
10.6b*	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Robert A. Kleist.	(t)
10.7	Reserved.
10.8*	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and George L. Harwood.	(i)
10.8a*	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and George L. Harwood.	(r)
10.8b*	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and George L. Harwood.	(t)
10.9*	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and C. Victor Fitzsimmons.	(j)
10.9a*	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and C. Victor Fitzsimmons.	(r)
10.9b*	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and C. Victor Fitzsimmons.	(t)
10.10	Reserved.
10.11*	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Gordon B. Barrus.	(k)
10.11a*	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Gordon B. Barrus.	(r)
10.11b*	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Gordon B. Barrus.	(t)
10.12*	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Theodore A. Chapman.	(l)

Exhibit		Incorporation
Number	Description	Reference

10.12a*	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Theodore A. Chapman.	(r)
10.12b*	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Theodore A. Chapman.	(t)
10.13*	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Philip Low Fook.	(m)
10.13a*	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Philip Low Fook.	(r)
10.13b*	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Philip Low Fook.	(t)
10.14*	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Bruce T. Coleman.	(n)
10.14a*	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Bruce T. Coleman.	(r)
10.14b*	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Bruce T. Coleman.	(t)
10.15*	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and John R. Dougery.	(o)
10.15a*	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and John R. Dougery.	(r)
10.15b*	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and John R. Dougery.	(t)
10.16	Reserved.
10.17*	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Erwin A. Kelen.	(p)
10.17a*	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Erwin A. Kelen.	(r)
10.17b*	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Erwin A. Kelen.	(t)
10.18*	Restricted Stock Purchase Agreement dated August 21, 1998 between the Company and Chris Whitney Halliwell.	(r)
10.18a*	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Chris Whitney Halliwell.	(r)
10.18b*	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Chris Whitney Halliwell.	(t)
10.19	Restricted Stock Purchase Agreement dated April 9, 2004
10.20	Performance Shares Plan Purchase Agreement dated April 19, 2004 between the Company and Claus Hinge.
14*	Code of Ethics.	(x)
16*	Letter from Arthur Andersen, dated June 19, 2002.	(w)
16.1*	Letter from PricewaterhouseCoopers LLP, dated November 11, 2003	(y)
21*	List of Printronix’s subsidiaries.	(v)
23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
23.1	Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP.
31.1	Certification Pursuant to Rule 13a-4(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-4(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit		Incorporation
Number	Description	Reference

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Securities and Exchange Commission as set forth in the following table:

(a)	Incorporated by reference to Exhibits 4.1 and 4.2 to Company’s Post-Effective Amendment No. 5 to Registration Statement on Form S-8 (Registration No. 2-70035), as filed with the Securities and Exchange Commission on December 12, 1985.

(b)	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 29, 1985, as filed with the Securities and Exchange Commission on June 25, 1985.

(c)	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1987, as filed with the Securities and Exchange Commission on June 23, 1987.

(d)	Incorporated by reference to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 31, 1989, as filed with the Securities and Exchange Commission on June 28, 1989.

(e)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 25, 1994, as filed with the Securities and Exchange Commission on June 22, 1994.

(f)	Incorporated by reference to the Company’s 1997 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on July 11, 1997.

(g)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(h)	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(i)	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(j)	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(k)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(l)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(m)	Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(n)	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(o)	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(p)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(q)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/ A filed with the Securities and Exchange Commission on or about May 7, 1999.

(r)	Incorporated by reference to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 26, 1999, as filed with the Securities and Exchange Commission on June 24, 1999.

(s)	Incorporated by reference to the Company’s 1999 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on July 13, 1999.

(t)	Incorporated by reference to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 30, 2001, as filed with the Securities and Exchange Commission on June 28, 2001.

(u)	Incorporated by reference to the Company’s 2001 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on July 18, 2001.

(v)	Incorporated by reference to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 29, 2002, as filed with the Securities and Exchange Commission on May 14, 2002.

(w)	Incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2002.

(x)	Incorporated by reference to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 28, 2003, as filed with the Securities and Exchange Commission on June 26, 2003.

(y)	Incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 11, 2003.