Form 10-Q
period 2004-06-25
PRINTRONIX INC
filed 2004-08-06
CIK 311505

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2004

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

YES [X]	NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

YES [ ]	NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock $0.01 par value	Outstanding at July 23, 2004 6,345,126

PRINTRONIX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 25, 2004 and March 26, 2004
(Unaudited)

	June 25,	March 26,
	2004	2004
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$38,974	$36,671
Accounts receivable, net of allowance for doubtful accounts of $1,608 as of June 25, 2004 and $1,675 as of March 26, 2004	17,354	18,408
Inventories:
Raw materials, subassemblies and work in process	10,624	10,738
Finished goods	2,688	2,768

Total inventory	13,312	13,506
Prepaid expenses and other current assets	3,675	3,845
Deferred income tax assets, net	3,087	3,087

Total current assets	76,402	75,517

Property, plant and equipment, at cost:
Machinery and equipment	29,147	29,206
Furniture and fixtures	26,091	26,322
Buildings and improvements	22,671	22,671
Land	8,100	8,100
Leasehold improvements	992	942

	87,001	87,241
Less: Accumulated depreciation and amortization	(52,350)	(52,170)

Property, plant and equipment, net	34,651	35,071
Long-term deferred income tax assets, net	987	987
Other assets	229	234

Total assets	$112,269	$111,809

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of June 25, 2004 and March 26, 2004 continued
(Unaudited)

	June 25,	March 26,
	2004	2004
	($ in thousands, except
	share and per share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$700	$700
Accounts payable	7,623	6,965
Accrued liabilities:
Payroll and employee benefits	4,587	4,944
Warranty	947	1,033
Deferred revenue	2,312	2,407
Other	3,417	3,363
Income taxes	332	215

Total current liabilities	19,918	19,627

Long-term debt, net of current portion	14,000	14,175
Deferred revenue, net of current portion	444	430
Long-term deferred income tax liabilities	1,384	1,384
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Common stock, $0.01 par value (Authorized 30,000,000 shares; shares issued and outstanding 6,324,606 as of June 25, 2004 and 6,029,819 as of March 26, 2004)	63	60
Additional paid-in capital	34,120	34,092
Accumulated other comprehensive (loss) income	(21)	136
Retained earnings	42,361	41,905

Total stockholders’ equity	76,523	76,193

Total liabilities and stockholders’ equity	$112,269	$111,809

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 25, 2004 and June 27, 2003
(Unaudited)

	Three Months Ended
	June 25,	June 27,
	2004	2003
	($ in thousands, except
	share and per share data)
Revenue	$33,278	$30,538
Cost of sales	19,968	19,495

Gross margin	13,310	11,043
Operating expenses:
Engineering and development	3,998	3,814
Sales and marketing	6,280	5,084
General and administrative	2,183	2,056

Total operating expenses	12,461	10,954

Income from operations	849	89
Other (income) expense:
Foreign currency losses (gains), net	51	(126)
Interest and other expenses, net	11	166

Income before taxes	787	49
Provision for income taxes	338	2

Net income	$449	$47

Net income per share:
Basic	$0.07	$0.01
Diluted	$0.07	$0.01
Shares used in computing net income per share:
Basic	6,280,643	5,544,078
Diluted	6,446,960	5,671,206

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 25, 2004 and June 27, 2003
(Unaudited)

	Three Months Ended
	June 25,	June 27,
	2004	2003
	($ in thousands)
Cash flows from operating activities:
Net income	$449	$47
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,578	1,741
(Benefit) provision for doubtful accounts receivable	(30)	3
Gain on disposal of property and equipment	(15)	(10)
Changes in operating assets and liabilities:
Accounts receivable	1,084	3,413
Inventories	194	(424)
Prepaid expenses and other assets	175	(682)
Accounts payable	658	(1,127)
Payroll and employee benefits	(357)	(885)
Deferred revenue	(81)	(237)
Other liabilities	(182)	156
Income taxes	117	(29)

Net cash provided by operating activities	3,590	1,966

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,180)	(1,142)
Proceeds from disposition of property, plant and equipment	37	32

Net cash used in investing activities	(1,143)	(1,110)

Cash flows from financing activities:
Payments made on seven-year note	(175)	(175)
Repurchase and retirement of common stock	—	(1,061)
Proceeds from employee stock incentive plans	31	161

Net cash used in financing activities	(144)	(1,075)

Net increase (decrease) in cash and cash equivalents	2,303	(219)
Cash and cash equivalents at beginning of period	36,671	29,617

Cash and cash equivalents at end of period	$38,974	$29,398

Supplementary disclosures of cash flow information:
Income tax paid	$169	$154
Interest paid	$106	$125

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 26, 2004 and March 28, 2003 and for the Three Months Ended
June 25, 2004 and June 27, 2003
(Unaudited)

Note 1 Basis of Presentation

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

In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the financial position and results of operations and cash flows as of and for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our latest Annual Report on Form 10-K for the fiscal year ended March 26, 2004, as filed with the Securities and Exchange Commission. The consolidated balance sheet as of March 26, 2004, presented herein has been obtained from the audited consolidated balance sheet contained in our latest Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

Unless the context otherwise requires, the terms “we,” “our,” “us,” “company” and “Printronix” refer to Printronix, Inc. and its consolidated subsidiaries.

Note 2 Inventories

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

Raw materials, subassemblies and work in process inventory balances at June 25, 2004 and March 26, 2004 were as follows:

	June 25,	March 26,
	2004	2004
	($ in thousands)
Raw materials	$7,576	$7,567
Subassemblies	2,825	2,947
Work in process	223	224

	$10,624	$10,738

Note 3 Bank Borrowings And Debt Arrangements

Secured Note

As of June 25, 2004, we have a $14.7 million note with a United States bank secured by our Irvine facility. The note contains customary default provisions, no restrictive covenants and requires monthly principal and interest payments, with a balloon payment of $12.6 million due June 1, 2007. Interest on the note is at variable rates based upon the London Interbank Offered Rate (“LIBOR”) plus 1.25%, and is reset for periods from one month up to one year, at our discretion. The interest rate on the note at June 25, 2004 was 2.5% and the weighted average interest rate on the note for the current quarter was 2.4%. Total interest expense on the note was $0.1 million for both the current and year ago

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

quarter. The note consisted of $14.0 million long-term debt and $0.7 million for the current portion of long-term debt, as of June 25, 2004.

Lines of Credit

At June 25, 2004, one of our foreign subsidiaries maintained unsecured lines of credit for $1.8 million with foreign banks, which included a standby letter of credit of $1.5 million. These credit facilities are subject to certain standard financial covenants. We were in compliance with these financial covenants for all fiscal periods presented. The parent company guarantees any amounts outstanding on these lines of credit. There were no cash borrowings against these lines of credit for the fiscal periods presented. No fees are charged for the unused portion of the lines of credit. Any borrowings on the lines of credit would be subject to interest rates at approximately 0.25% to 1.0% above the prime lending rate.

In conjunction with our workers’ compensation insurance program, we obtained a standby letter of credit on December 19, 2003, from a United States bank for $0.2 million secured by a cash deposit. The standby letter of credit expires on December 20, 2004, but is subject to an automatic renewal. There were no cash borrowings against this letter of credit for the fiscal periods presented. Any borrowings would be subject to interest rates at 2.0% above the prime lending rate, subject to certain maximum limits.

Credit Agreement For Hedging Activity

We have a credit agreement for $2.4 million with a major foreign bank to support our hedging activities. This credit agreement has no restrictive covenants and is available to fund any forward currency contracts should we be unable to satisfy our obligations. The agreement automatically renews annually, subject to certain compliance requirements. There are no annual fees under this agreement if no amounts are borrowed. Any borrowings under this agreement would be subject to interest rates available at that time. No amounts were borrowed under this credit agreement for the fiscal periods presented.

The components of interest and other expenses, net, in the consolidated statement of operations for the three months ended June 25, 2004 and June 27, 2003 were as follows:

	Three Months Ended
	June 25,	June 27,
	2004	2003
	($ in thousands)
Interest expense	$108	$247
Interest income	(83)	(80)
Other expense (income)	(14)	(1)

Interest and other expenses, net	$11	$166

Note 4 Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive.

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Net income per share for the three months ended June 25, 2004 and June 27, 2003, is as follows:

	Three Months Ended
	June 25,	June 27,
	2004	2003
	($ in thousands, except
	share and per share data)
Net income	$449	$47
Basic weighted average shares outstanding	6,280,643	5,544,078
Basic net income per share	$0.07	$0.01
Effect of dilutive securities:
Basic weighted average shares outstanding	6,280,643	5,544,078
Dilutive effect of stock options	166,317	127,128

Dilutive weighted average shares outstanding	6,446,960	5,671,206
Diluted net income per share	$0.07	$0.01

The dilutive weighted average shares outstanding does not include the antidilutive impact of 38,250 and 799,517 shares for the three months ended June 25, 2004 and June 27, 2003, respectively, because the exercise price of the stock options exceeded the average market value of the stock for the periods presented.

Note 5 Stock-Based Compensation

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

	Three Months Ended
	June 25,	June 27,
	2004	2003
	($ in thousands, except per share data)
Net income, as reported	$449	$47
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(48)	(196)

Pro forma net income (loss)	$401	$(149)

Earnings (loss) per share:
Basic - as reported	$0.07	$0.01
Basic - pro forma	$0.06	$(0.03)
Diluted - as reported	$0.07	$0.01
Diluted - pro forma	$0.06	$(0.03)

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 6 Common Stock

In the fourth quarter of fiscal year 2002, the Board of Directors authorized the company to purchase up to 500,000 shares of the company’s outstanding common stock. Purchases may be made from time-to-time in the open market. During fiscal years 2002 and 2003, 165,905 shares of common stock were repurchased at prices ranging from $9.03 to $11.87 for a total cost of $1.7 million. We repurchased 106,700 shares of common stock at prices ranging from $9.70 to $10.61 per share for a total cost of $1.1 million during fiscal year 2004. No shares of common stock were repurchased during the first quarter of fiscal year 2005. Future purchases of 227,395 shares of common stock may be made at our discretion.

Stock options exercised totaled 4,787 and 24,977 for the three months ended June 25, 2004 and June 27, 2003, respectively. Cash generated from the exercise of employee stock options was $28 thousand and $161 thousand for the three months ended June 25, 2004 and June 27, 2003, respectively.

Note 7 Stock Incentive Plan

Under our 1994 Stock Incentive Plan, options may be granted to purchase shares of our common stock. As of June 25, 2004, there were 688,589 stock options outstanding and 509,381 stock options available to grant.

During the first quarter of fiscal year 2005, 56,722 and 310,000 shares under the Stock Incentive Plan were reserved for future issuance as restricted stock. The 56,722 shares were reserved for future issuance to the non-employee Board of Directors members and key employees. As of June 25, 2004, none of the 56,722 shares were issued and outstanding.

During the first quarter of fiscal year 2005, 290,000 of the 310,000 reserved shares were granted to certain officers of the company and other employees and are issued and outstanding. These shares are performance based and vest only if the company achieves certain financial targets over the next 6 fiscal years. In addition, 20,000 shares are not issued and outstanding but may be purchased by an employee if the performance criteria are met.

Note 8 Product Warranties and Guarantees

Product Warranties

Our financial statements reflect reserves for potential warranty claims based upon our evaluation of our claims experience. Printronix generally offers either a 90-day on-site or a 12-month return-to-factory standard parts-and-labor warranty on printer and verifier products to most customers. Defective printers and verifiers can be returned to us for repairs or replacement in the applicable warranty period at no cost to the customer. Supplies are warranted for the shelf life of the products, which can be up to two years. Estimated costs of future warranty obligations are charged to cost of sales in the period in which the products are sold.

A summary of our accrued warranty obligation for the periods presented is as follows:

	Three Months Ended
	June 25,	June 27,
	2004	2003
	($ in thousands)
Beginning balance, warranty reserves	$1,033	$1,356
Add warranty expense	268	298
Accrual adjustments to reflect actual experience	(83)	56
Deduct warranty charges incurred	(271)	(297)

Ending balance, warranty reserves	$947	$1,413

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Guarantees

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

Note 9 Commitments And Contingencies

Contractual Obligations And Commercial Commitments

We are obligated under certain borrowing and lease commitments. Additional information on our borrowing obligations can be found in Note 3. There were no material changes in our borrowing and operating lease agreements as of June 25, 2004 from that reported in our Annual Report on Form 10-K.

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

In August 2002, we responded to an inquiry from the California Department of Toxic Substance Control (the “Department”) regarding our operations at the site of our former production plant. In February 2004, the Department submitted a proposed Corrective Action Consent Agreement to Printronix, which would require Printronix to perform an investigation of the site which would be used as a basis to determine what, if any, remediation activities would be required of Printronix. We are convinced that we bear no responsibility for any contamination at the site and we intend to defend vigorously any action that might be brought against us with respect thereto.

As of June 25, 2004, we continued to maintain an accrual for $0.2 million, included in accrued liabilities other, which we believe is a reasonable estimate for additional expenses related to environmental tests that could be requested by the Board or the Department. Furthermore, we believe that we have adequately accrued for future expenditures in connection with environmental matters and that such expenditures will not have a materially adverse effect upon our financial condition or results of operations.

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Legal Matters

We are involved in various claims and legal matters in the ordinary course of business. We do not believe that these matters will have a materially adverse effect upon our results of operations or financial condition.

Note 10 Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents unrealized gains and losses on our Euro foreign currency forward exchange contracts that qualify for hedge accounting. The aggregate amount of such gains or losses that have not yet been recognized in net income is reported in the equity portion of the consolidated balance sheets as accumulated other comprehensive income (loss).

Under our foreign currency-hedging program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of June 25, 2004, we had outstanding forward exchange contracts with an aggregate notional amount of $6.0 million. Based on the fair value of these contracts at June 25, 2004, we recorded a net asset of $0.1 million.

The following table reconciles net income to comprehensive income for the fiscal periods presented:

	Three Months Ended
	June 25,	June 27,
	2004	2003
	($ in thousands)
Net income	$449	$47
Other comprehensive loss, net of tax	(157)	(28)

Comprehensive income	$292	$19

Note 11 Segment And Customer Data

We manufacture and sell a variety of printers and associated products that have similar economic characteristics as well as similar customers, production processes and distribution methods. We therefore have aggregated similar products and report one segment.

For the year to date periods ended June 25, 2004 and June 27, 2003, we had two resellers, each of which represented a significant percentage of consolidated net sales. Sales to the largest reseller, IBM, represented 21.6% and 29.4% of net sales for the three months ended June 25, 2004 and June 27, 2003, respectively. Sales to the second largest reseller represented 7.8% of net sales for the current quarter compared with 7.5% of net sales for the year ago quarter. Sales to the top ten customers represented 52.6% and 53.1% of net sales for the three months ended June 25, 2004 and June 27, 2003, respectively.

Note 12 Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Accordingly, we record a valuation allowance to reduce our deferred tax assets when management believes that deferred tax assets more likely than not will not be realized. In assessing the need for a valuation allowance, we consider all available evidence, including the expected timing of reversals of existing temporary differences, estimated future taxable income, prudent and feasible tax planning strategies, and recent financial performance. Under SFAS No. 109, we must place greater weight upon our history of United States operating losses than on our projections of future United States operating income.

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We have subsidiaries in various countries and are therefore subject to varying income tax rates. We had a favorable pioneer tax status in Singapore which exempted income generated from manufacturing the Printronix P5000 Series line matrix products from income tax, resulting in a reduced consolidated effective tax rate. The pioneer status expired March 26, 2004. The tax provision for the three months ended June 25, 2004, reflects the tax provision of our foreign operations and a full valuation allowance against net operating loss carryforwards generated in the United States. The tax provision for the three months ended June 27, 2003, reflects the realization of certain deferred tax assets due to our ability to carryback and the lower income tax rates in foreign countries in which we operate.

Note 13 New Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how certain financial instruments with the characteristics of both liabilities and equity are classified and measured. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our financial position or results of operations.

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

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

PRINTRONIX, INC. AND SUBSIDIARIES

Forward-Looking Statements

Except for historical information, this Form 10-Q contains “forward-looking statements” about Printronix, within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “objectives,” “believes,” “expects,” “plans,” “intends,” “should,” “estimates,” “anticipates,” “forecasts,” “projections,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer industry and in the economy in general; the ability of the company to achieve growth in the Asia Pacific market; adverse political and economic events in the company’s markets; a worsening of the global economy due to general conditions; a worsening of the global economy resulting from terrorist attacks or risk of war; a worsening of the global economy resulting from a resurgence of SARS (Severe Acute Respiratory Syndrome); the ability of the company to maintain our production capability in our Singapore plant or obtain product from our Asia Pacific suppliers should a resurgence of SARS occur; the ability of the company to hold or increase market share with respect to line matrix printers; the ability of the company to successfully compete against entrenched competition in the thermal printer market; the ability of the company to adapt to changes in the requirements for RFID products by Wal-Mart and/or the Department of Defense (the “DOD”) and their suppliers or others; the ability of the company to attract and to retain key personnel; the ability of the company’s customers to achieve their sales projections, upon which the company has in part based its sales and marketing plans; the ability of the company to retain its customer base and channel; the ability of the company to compete against alternate technologies for applications in our markets; and the ability of the company to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change. The company does not undertake to publicly update or revise any of its forward-looking statements, even if experience or new information show that the indicated results or events will not be realized.

Message from the President

Net income improved over the prior year due to higher revenue and better gross margins. Revenue increased, partially as a result of a stronger Euro, and partially due to a recovery from the effect of SARS in the year ago quarter. Also, the geographic expansion efforts started several quarters ago contributed to increased revenue. Revenue related to RFID was not significant in the quarter, as companies are still conducting pilot-programs as the standards continue to evolve. Sales and marketing costs increased as we pursued our strategic initiatives for geographic expansion, demand generation and focused attention on the RFID opportunity. During the quarter, Printronix began telemarketing to the IBM U.S. installed base and working collaboratively with IBM field sales personnel and resellers on their major accounts. Early results indicate these efforts have stopped the decline of IBM line matrix sales from the fiscal year 2004 levels. During the quarter, we began shipments of the new Zero Tear line matrix printer, designed to replace serial printers for high volume transaction printing. As a direct result of our involvement in RFID pilot-programs, we also introduced our SmartLine printer family, which includes two RFID Smart Label Printers, an enhanced Smart Label Developer’s Kit, a thermal Smart Ready field-upgradeable printer and two RFID upgrade kits.

We noted improvement in all of our internal key performance indicators; the order pipeline, revenue growth, gross margins, and cash balances, which increased by $2.3 million during the quarter.

RESULTS OF OPERATIONS

Revenue

Compared with the Prior Year Quarter

Consolidated revenue for the current quarter was $33.3 million, an increase of $2.8 million, or 9.0%, from the same period last year. We attribute the increase partially to the Euro, partially to a recovery from the SARS epidemic in the prior year, and partially to geographic expansion, particularly in China, Australia and Korea. The effects of changes in the value of the Euro contributed $0.8 million to revenue. We increased sales of our thermal products by $1.1 million, or 25.6%.

Sales by Geographic Region

Sales by geographic region, related percent changes and percent of total sales for the first quarter of fiscal year 2005 and 2004 were as follows:

	Three Months Ended			Percent of Total Sales
	June 25,	June 27,	Percent	June 25,	June 27,
	2004	2003	Change	2004	2003
Geographic Region	($ in millions)
Americas	$14.9	$16.6	(10.2)%	44.8%	54.4%
EMEA	12.7	10.4	22.1	38.1	34.1
Asia Pacific	5.7	3.5	62.9	17.1	11.5

	$33.3	$30.5	9.0%	100.0%	100.0%

Americas OEM sales decreased 23.1% to $5.7 million, principally as a result of lower sales to our largest customer, IBM. Although sales to IBM were down against the prior year, telemarketing efforts by Printronix to IBM’s U.S. installed base held revenue flat to the fourth quarter of fiscal year 2004. EMEA sales were up over the year ago quarter mostly due to higher sales through the distribution channel and also to the effects of the Euro, which contributed $0.8 million to revenue. Asia Pacific sales increased partially due to the effect of SARS in the year ago quarter, and partially due to growth as a result of geographic expansion.

Sales by Product Technology

Sales by product technology, related percent changes and percent of total sales for the first quarter of fiscal year 2005 and 2004 were as follows:

	Three Months Ended			Percent of Total Sales
	June 25,	June 27,	Percent	June 25,	June 27,
	2004	2003	Change	2004	2003
Product Technology	($ in millions)
Line matrix	$24.0	$22.2	8.1%	72.1%	72.7%
Thermal	5.4	4.3	25.6	16.2	14.1
Laser	3.3	3.4	(2.9)	9.9	11.2
Verification products	0.6	0.6	0.0	1.8	2.0

	$33.3	$30.5	9.0%	100.0%	100.0%

The increase in line matrix revenue was primarily in EMEA and Asia Pacific as a result of geographic expansion in these regions. Industry market analysts have estimated the line matrix worldwide market for 2003 was $139 million, of which we hold market share of 62%. We intend to maintain and grow our market share through a continued focus on our telemarketing efforts to the Printronix and IBM installed bases in order to create greater upgrading within the installed base and increase our share of the post-sale recurring revenue stream for each printer installed. During the quarter, we began shipments of the new Zero Tear line matrix printer, designed to replace serial printers for high volume transaction printing. We also continue to place special emphasis on geographic expansion to fully capitalize on the growth in China and other emerging markets. We believe line matrix printers offer a lower cost, reliable and robust alternative to laser printing as they can withstand harsh operating conditions.

Industry market analysts have estimated the high-performance thermal printer worldwide market for 2003 was $234 million, of which we hold market share of 7.6%. Our strategy for the thermal market is to continue to grow market share by delivering compelling solutions around our thermal products, including RFID.

Sales by Channel

Sales by channel, related percent changes, and percent of total sales for the first quarter of fiscal year 2005 and 2004 were as follows:

	Three Months Ended			Percent of Total Sales
	June 25,	June 27,	Percent	June 25,	June 27,
	2004	2003	Change	2004	2003
Channel	($ in millions)
OEM	$10.5	$12.0	(12.5)%	31.5%	39.5%
Distribution	20.3	17.5	16.0	61.0	57.2
Direct	2.5	1.0	150.0	7.5	3.3

	$33.3	$30.5	9.0%	100.0%	100.0%

OEM sales decreased from the year ago period due to lower sales to IBM in the Americas. Although sales to IBM were down against the prior year, telemarketing efforts by Printronix to IBM’s U.S. installed base held revenue flat to the fourth quarter of fiscal year 2004. Distribution sales increased from the year ago period primarily due to increases in the EMEA and Asia Pacific regions.

Sales by Customer

Sales by customer, related percent changes and percent of total sales for the first quarter of fiscal year 2005 and 2004 were as follows:

	Three Months Ended			Percent of Total Sales
	June 25,	June 27,	Percent	June 25,	June 27,
	2004	2003	Change	2004	2003
Customer	($ in millions)
Largest customer — IBM	$7.2	$9.0	(20.0)%	21.6%	29.4%
Second largest customer	2.6	2.3	13.0	7.8	7.5
Top ten customers	17.5	16.2	8.0	52.6	53.1

As discussed above, we are actively taking steps to stop the revenue decline with IBM. However, there can be no assurance that we will be successful.

Recurring Revenue

Recurring revenue from the installed base was $12.9 million in the current quarter up from $12.4 million a year ago. As a percentage of sales, recurring revenue from the installed base decreased to 38.9% for the current quarter as a result of higher revenue, from 40.8% for the same quarter last year. Recurring revenue includes line matrix ribbons, laser consumables, spares sales, sales under the advance exchange program, printer maintenance and depot repair services. We intend to grow our recurring revenue by continuing to focus on marketing to our installed base of customers and adding sales channels to market.

Impact of the Euro

Changes in the Euro’s value in the current quarter compared with the year ago quarter increased revenue by $0.8 million.

Radio Frequency Identification (“RFID”)

Industry projections indicate that RFID will change the annual growth of thermal printers from 10% in 2003 to a range of 30-40% per year as RFID deployment takes place. We believe purchasing decisions in early deployment of RFID will be based upon demonstrated performance in pilot-programs. Printronix is actively engaged with pilot-programs among more than 20% of the top-tier suppliers who are required to meet the Wal-Mart/DOD initiatives. Many suppliers have not yet started their pilot-programs. Based upon our direct participation in these pilot-programs, we offered three new Smart Label printing solutions during the current quarter. These new products include a field upgradeable printer with either a multi-protocol encoder that works with all current RFID labels or an encoder optimized for Alien Technologies RFID labels. A thermal printer with an RFID label applicator, co-developed with FOX IV Technologies, Inc. was also released. Increased professional services surrounding RFID were also launched. Wal-Mart held a supplier conference in June 2004, and these Smart Label printing solutions were displayed to both the top-tier and second-tier suppliers. It is encouraging to note that many system integrators’ displays also included Printronix RFID printing solutions.

RFID continues to rapidly evolve and we expect Printronix to be a very active participant in this new opportunity.

Gross Margin

Gross margin for the current quarter was 40.0%, up from 36.2% for the same quarter last year. The improvement over the prior year quarter is primarily due to a stronger Euro, higher sales volume and lower warranty and inventory provisions. Changes in the value of the Euro improved gross margin by $0.6 million, or 1.9%, over the prior year quarter.

Operating Expenses

Engineering and development, sales and marketing and general and administrative expenses, related percent changes and percent of total sales are as follows:

	Three Months Ended			Three Months Ended
	June 25,	June 27,	Percent	June 25,	June 27,
	2004	2003	Change	2004	2003
	($ in millions)			Percent of Total Sales
Engineering and development	$4.0	$3.8	5.3%	12.0%	12.5%
Sales and marketing	6.3	5.1	23.5	18.9	16.6
General and administrative	2.2	2.1	4.8	6.6	6.7

Total operating expenses	$12.5	$11.0	13.6%	37.5%	36.1%
					w

Engineering and development expenses for the current quarter increased due to higher product development costs for RFID compared with the same period last year. During the quarter, we announced new offerings for RFID Smart Label printing solutions that include field upgradeable thermal printers, and an RFID label applicator, co-developed with FOX IV Technologies, Inc.

Sales and marketing expenses for the current quarter increased compared with the same period last year mainly due to expansion in the Asia Pacific region, demand generation activities such as the telemarketing program focused on IBM’s U.S. installed base, and RFID market introduction programs.

General and administrative expenses for the current quarter increased compared with the same period last year due primarily to higher consulting costs associated with satisfying Sarbanes-Oxley requirements.

Foreign Currency Losses (Gains), Net

Current quarter foreign currency transactions and remeasurements were losses of $0.1 million versus gains of $0.1 million a year ago, principally due to the effect of changes in the value of the Euro.

Interest and Other Expenses, Net

Interest expense decreased to $108 thousand in the current quarter, down from $247 thousand a year ago, due to a one-time charge in the year ago quarter.

	Three Months Ended
	June 25,	June 27,
	2004	2003
	($ in thousands)
Interest expense	$108	$247
Interest income	(83)	(80)
Other expense (income)	(14)	(1)

Interest and other expenses, net	$11	$166

Income Taxes

We have subsidiaries in various countries and are therefore subject to varying income tax rates. The effective consolidated income tax rate for the current quarter was 43% compared with 4.1% in the year ago quarter. Differences between the effective tax rate for the current quarter as compared with the prior comparable period, and the U.S. federal statutory rate, are principally the result of the expiration of a tax holiday in Singapore and not realizing a benefit for U.S. operating losses.

The current quarter effective tax rate of 43% exceeded our range of estimates for fiscal year 2005 which were between 25% and 30%. Differences between the effective tax rate for the current quarter as compared with our expectation are primarily due to an increase in pre-tax earnings by our foreign subsidiaries, expiration of our pioneer tax status in Singapore, and no tax benefit for domestic operating losses. Under SFAS No. 109, we must place greater weight upon our history of United States operating losses than on our projections of future United States operating income.

The tax provision for the three months ended June 25, 2005 reflects the tax provision of our foreign operations and a full valuation allowance against net operating loss carryforwards generated in the United States. The tax provision for the three months ended June 27, 2003, reflects the realization of certain deferred tax assets due to our ability to carryback and the lower income tax rates in foreign countries in which we operate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity has historically been cash generated from operations. We ended the quarter with cash and cash equivalents of $39.0 million, an increase of $2.3 million from the beginning of the fiscal year. Approximately $3.6 million was provided by operations. The major use of funds for the quarter was capital expenditures totaling $1.2 million.

A subsidiary of the company maintains an unsecured line of credit with a foreign bank for $1.8 million. The company also maintains a credit agreement in the amount of $2.4 million with a foreign bank to support our hedging activities. In December 2003, the company obtained a standby letter of credit for $0.2 million in conjunction with our workers’ compensation insurance program. During and as of the periods presented, no amounts were borrowed under these agreements. The company also has a $14.7 million note, secured by our Irvine facility. The note requires monthly principal and interest payments and a balloon payment of $12.6 million on June 1, 2007. We ended the current fiscal quarter with long-term debt of $14.0 million and $0.7 million for the current portion on the note.

The remaining shares that can be repurchased at the discretion of management under our stock buyback program totaled 227,395 shares at June 25, 2004.

We do not anticipate any significant changes to our capital expenditure needs in the foreseeable future, which we expect to fund from cash from operations.

As of June 25, 2004, there have been no material changes in the company’s significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K.

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

OFF-BALANCE SHEET ARRANGEMENTS

The company’s off-balance sheet arrangements consist of operating leases, credit facilities and guarantees. There were no material changes in our operating lease agreements as of June 25, 2004 from that reported in our Annual Report on Form 10-K. Information regarding our credit facilities can be found in the preceding section and in Note 3. We have not recorded a liability for the fair value of the guarantees made by the company as we believe that value to be minimal.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare the consolidated financial statements of Printronix in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us at the time. These estimates and assumptions affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingent assets and liabilities for the periods presented. We continuously evaluate our estimates, judgments and assumptions, including those related to product returns, customer programs and incentives, doubtful accounts, inventories, warranty obligations, intangible assets, other long-lived assets, income taxes, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

We believe the most critical accounting policies used to prepare the accompanying consolidated financial statements are the following:

Revenue Recognition

We recognize revenue in accordance with various authoritative guidance including, but not limited to, Staff Accounting Bulletin (SAB) 104, “Revenue Recognition.” The application of the authoritative guidance requires judgment to determine whether revenue has been realized or is realizable and earned. Judgment is required to record provisions for future product returns, customer programs and incentive offerings, including special pricing, rebates or other programs. Judgment is also required to determine the appropriate period to recognize previously deferred revenue related to service agreements. Any significant change in estimates or circumstances could have a materially adverse impact upon our operating results for the period or periods in which such information is known.

Allowance for Doubtful Accounts

We use judgment based upon historical experience, overall economic conditions, and any specific customer collection issues we have identified to determine our allowance for estimated doubtful accounts. Although bad debt losses historically have been within our expectations and the allowance we have established, we cannot guarantee that we will continue to experience the same bad debt loss rates that we have in the past. Any significant change in estimates or circumstances could have a materially adverse impact upon our operating results for the period or periods in which such information is known. Our accounts receivable include substantial receivables from a few large resellers, and a significant change in the liquidity or financial position of any one of these resellers, or other significant changes in estimates or circumstances with other customers, could result in an additional allowance that could have a materially adverse effect upon our operating results and financial condition for the period or periods in which such information is known.

Inventories

The valuation of our inventory at the lower of the actual cost to purchase and/or manufacture the inventory, or the current estimated market value of the inventory, is based upon judgments about future demand and market conditions. Estimated future demand could prove to be inaccurate, in which case the company may experience product shortages, or may only be able to obtain the necessary components at a higher cost. Conversely, an inaccurate estimate of future demand may also result in additional charges for excess and obsolete inventories. Unanticipated changes in demand or changes in technology could have a materially adverse effect upon our results of operation and financial condition for the period or periods in which such information is known.

Research and Development Costs

We account for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, “Accounting for Research and Development Costs” and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Judgment is required in the application of these pronouncements and in determining when technological feasibility is established. Any significant change in estimates or circumstances could have a materially adverse impact upon our operating results for the period or periods in which such information is known.

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

Long-Lived Assets

Long-lived assets are assessed in accordance with accounting guidance, including, but not limited to, SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Judgment is required in the application of the authoritative guidance and in determining the recoverability of assets. Any major unanticipated change in estimates or circumstances could have a materially adverse effect upon the recoverability of long-lived assets and upon our operating results and financial condition.

Income Taxes

SFAS No. 109, “Accounting for Income Taxes” establishes financial accounting and reporting standards for the effect of income taxes. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is also required to determine if deferred tax assets will be realized and to determine the expected timing of the reversals of existing temporary differences. If the provision for income tax is inadequate, or if we are unable to realize deferred tax assets, or if the tax laws change unfavorably, we could experience income tax charges in excess of the reserves established. Likewise, if the provisions for current and deferred taxes are in excess of those eventually needed, or if we are able to realize additional deferred tax assets, or if tax laws change favorably, we could experience reduced income tax charges.

We have operations in multiple international taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues. While we believe we have made adequate provision for any such issues, an unfavorable resolution of such issues could have an adverse effect upon our results of operations and financial condition.

Contingencies

We account for loss contingencies in accordance with various accounting guidance, including, but not limited to, SFAS No. 5 “Accounting for Contingencies” and Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others.” Judgment is required to evaluate the degree of probability of an unfavorable outcome and our ability to reasonably estimate the loss related to legal claims, tax related audits, guarantees, including indirect guarantees of the indebtedness of others, and other known issues, and we will record a charge to earnings if appropriate. Any significant change in estimates or circumstances could have a materially adverse impact upon our operating results for the period or periods in which such information is known.

NEW ACCOUNTING STANDARDS

In April 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how certain financial instruments with the characteristics of both liabilities and equity are classified and measured. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our financial position or results of operations.

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

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PRINTRONIX, INC. AND SUBSIDIARIES

MARKET RISK

The company operates on a global basis and may be impacted by foreign currency exchange rate fluctuations. We have a foreign currency-hedging program in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. Under the program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of June 25, 2004, we had outstanding forward exchange contracts with a notional amount of $6.0 million. Based on the fair value of these contracts at June 25, 2004, we recorded a net asset of $0.1 million.

We have financial instruments that are subject to interest rate risk, principally debt obligations. Long-term borrowings, consisting of a note secured by our Irvine facility, are at variable rates based on London Interbank Offered Rate (“LIBOR”), and are reset at our discretion for periods not exceeding one year. During the current quarter, the weighted average interest rate on the note was 2.4%. If interest rates were to increase by 10% (24 basis points on the note), the impact on our pre-tax earnings would not be material.

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

PART II. OTHER INFORMATION

PRINTRONIX, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

See “Item 3. Legal Proceedings” reported in Part 1 of our Annual Report on Form 10-K for the fiscal year ended March 26, 2004.

Item 6. Exhibits and Reports on Form 8-K

Exhibits
31.1	Certification Pursuant to Rule 13a-14(a) and15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) and15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
A Current Report on Form 8-K dated April 29, 2004 was furnished by the company to the Securities and Exchange Commission announcing its results for the fourth quarter of fiscal year 2004.

PRINTRONIX, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2004	PRINTRONIX, INC.
(Registrant)

	By:	/s/ George L. Harwood

George L. Harwood
Sr. Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibits	Description
31.1	Certification Pursuant to Rule 13a-14(a) and15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) and15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002