Form 10-Q
period 2004-09-24
PRINTRONIX INC
filed 2004-11-05
CIK 311505

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☒     NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

YES ☐     NO☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 22, 2004

$0.01 par value	6,360,937

PRINTRONIX, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of September 24, 2004 and March 26, 2004
(Unaudited)

	September 24,	March 26,
	2004	2004
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$39,623	$36,671
Accounts receivable, net of allowance for doubtful accounts of $1,586 as of September 24, 2004 and $1,675 as of March 26, 2004	17,352	18,408
Inventories:
Raw materials	7,764	7,567
Subassemblies	3,112	2,947
Work in process	241	224
Finished goods	3,041	2,768

Total inventory	14,158	13,506
Prepaid expenses and other current assets	3,407	3,845
Deferred income tax assets, net	3,087	3,087

Total current assets	77,627	75,517

Property, plant and equipment, at cost:
Machinery and equipment	29,405	29,206
Furniture and fixtures	26,088	26,322
Buildings and improvements	22,671	22,671
Land	8,100	8,100
Leasehold improvements	680	942

	86,944	87,241
Less: Accumulated depreciation and amortization	(52,998)	(52,170)

Property, plant and equipment, net	33,946	35,071
Long-term deferred income tax assets, net	987	987
Other assets	239	234

Total assets	$112,799	$111,809

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of September 24, 2004 and March 26, 2004 continued
(Unaudited)

	September 24,	March 26,
	2004	2004
	($ in thousands, except share
	and per share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$700	$700
Accounts payable	7,689	6,965
Accrued liabilities:
Payroll and employee benefits	4,821	4,944
Warranty	888	1,033
Deferred revenue	1,835	2,407
Other	4,020	3,363
Income taxes	299	215

Total current liabilities	20,252	19,627

Long-term debt, net of current portion	13,825	14,175
Deferred revenue, net of current portion	748	430
Long-term deferred income tax liabilities	1,384	1,384
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Common stock, $0.01 par value (Authorized 30,000,000 shares; shares issued and outstanding 6,346,955 as of September 24, 2004 and 6,029,819 as of March 26, 2004)	63	60
Additional paid-in capital	34,330	34,092
Accumulated other comprehensive (loss) income	(55)	136
Retained earnings	42,252	41,905

Total stockholders’ equity	76,590	76,193

Total liabilities and stockholders’ equity	$112,799	$111,809

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 24, 2004 and September 26, 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
	($ in thousands, except share and per share data)
Revenue	$31,808	$29,059	$65,086	$59,597
Cost of sales	19,770	18,417	39,738	37,912

Gross margin	12,038	10,642	25,348	21,685
Operating expenses:
Engineering and development	3,916	3,980	7,914	7,794
Sales and marketing	5,903	5,373	12,183	10,457
General and administrative	2,104	1,818	4,287	3,874

Total operating expenses	11,923	11,171	24,384	22,125

Income (loss) from operations	115	(529)	964	(440)
Other (income) expense:
Foreign currency (gains) losses, net	(21)	20	31	(106)
Interest and other expenses, net	28	54	38	220

Income (loss) before taxes	108	(603)	895	(554)
Provision for income taxes	218	331	556	333

Net (loss) income	$(110)	$(934)	$339	$(887)

Net (loss) income per share:
Basic	$(0.02)	$(0.17)	$0.05	$(0.16)
Diluted	$(0.02)	$(0.17)	$0.05	$(0.16)
Shares used in computing net (loss) income per share:
Basic	6,341,593	5,643,335	6,311,117	5,593,707
Diluted	6,341,593	5,643,335	6,496,798	5,593,707

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 24, 2004 and September 26, 2003
(Unaudited)

	Six Months Ended
	September 24, 2004	September 26, 2003
	($ in thousands)
Cash flows from operating activities:
Net income (loss)	$339	$(887)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,987	3,451
(Benefit) provision for doubtful accounts receivable	(99)	12
Gain on disposal of property and equipment	(9)	(9)
Changes in operating assets and liabilities:
Accounts receivable	1,155	3,538
Inventories	(652)	(888)
Prepaid expenses and other assets	433	(30)
Accounts payable	724	(1,534)
Payroll and employee benefits	(123)	(593)
Accrued warranty	(145)	(148)
Accrued income taxes	84	74
Deferred revenue	(254)	(437)
Other liabilities	474	157

Net cash provided by operating activities	4,914	2,706

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,966)	(1,744)
Proceeds from disposition of property, plant and equipment	113	92

Net cash used in investing activities	(1,853)	(1,652)

Cash flows from financing activities:
Payments made on seven-year note	(350)	(350)
Repurchase and retirement of common stock	—	(1,225)
Proceeds from employee stock incentive plans	241	2,268

Net cash (used in) provided by financing activities	(109)	693

Net increase in cash and cash equivalents	2,952	1,747
Cash and cash equivalents at beginning of period	36,671	29,617

Cash and cash equivalents at end of period	$39,623	$31,364

Supplementary disclosures of cash flow information:
Income tax paid	$494	$350
Interest paid	$219	$239

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 24, 2004 and March 26, 2004 and
for the Three and Six Months Ended September 24, 2004 and September 26, 2003
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

	Three Months Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
	($ in thousands, except per share data)
Net (loss) income, as reported	$(110)	$(934)	$339	$(887)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	33	110	82	231

Pro forma net (loss) income	$(143)	$(1,044)	$257	$(1,118)

(Loss) earnings per share:
Basic — as reported	$(0.02)	$(0.17)	$0.05	$(0.16)
Basic — pro forma	$(0.02)	$(0.18)	$0.04	$(0.20)
Diluted — as reported	$(0.02)	$(0.17)	$0.05	$(0.16)
Diluted — pro forma	$(0.02)	$(0.18)	$0.04	$(0.20)

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 3 Bank Borrowings And Debt Arrangements

Secured Note

As of September 24, 2004, we have a $14.5 million note with a United States bank secured by our Irvine facility. The note contains customary default provisions, no restrictive covenants and requires monthly principal and interest payments, with a balloon payment of $12.6 million due June 1, 2007. Interest on the note is at variable rates based upon the London Interbank Offered Rate (“LIBOR”) plus 1.25%, and is reset for periods from one month up to one year, at our discretion. The interest rate on the note at September 24, 2004 was 3.1%. The weighted average interest rate on the note was 2.9% and 2.7%, for the three and six months ended September 24, 2004, respectively. Total interest expense on the note was $0.1 million for both the current and year ago quarter. Total fiscal year to date interest expense was $0.2 million for both the current and prior year periods. The note consisted of $13.8 million long-term debt and $0.7 million for the current portion of long-term debt, as of September 24, 2004.

Lines Of Credit

At September 24, 2004, one of our foreign subsidiaries maintained unsecured lines of credit for $1.8 million with foreign banks, which included a standby letter of credit of $1.5 million. These credit facilities are subject to certain standard financial covenants. We were in compliance with these financial covenants for all fiscal periods presented. The parent company guarantees any amounts outstanding on these lines of credit. There were no cash borrowings against these lines of credit for the fiscal periods presented. No fees are charged for the unused portion of the lines of credit. Any borrowings on the lines of credit would be subject to interest rates at approximately 0.25% to 1.0% above the prime lending rate.

In September 2004, the company increased its standby letter of credit related to its workers’ compensation program from $0.2 million to $0.4 million. The line of credit is secured by a cash deposit and is subject to an automatic renewal. There were no cash borrowings against this letter of credit for the fiscal periods presented. Any borrowings would be subject to interest rates at 2.0% above the prime lending rate, subject to certain maximum limits.

Credit Agreement For Hedging Activity

We have a credit agreement for $2.5 million with a major foreign bank to support our hedging activities. This credit agreement has no restrictive covenants and is available to fund any forward currency contracts should we be unable to satisfy our obligations. The agreement automatically renews annually, subject to certain compliance requirements. There are no annual fees under this agreement if no amounts are borrowed. Any borrowings under this agreement would be subject to interest rates available at that time. No amounts were borrowed under this credit agreement for the fiscal periods presented.

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of interest and other expenses, net, in the consolidated statement of operations for the three and six months ended September 24, 2004 and September 26, 2003 were as follows:

	Three Months Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
	($ in thousands)
Interest expense	$121	$116	$229	$363
Interest income	(99)	(68)	(182)	(148)
Other expense (income)	6	6	(9)	5

Interest and other expenses, net	$28	$54	$38	$220

Note 4 Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive.

Net (loss) income per share data for the three and six months ended September 24, 2004 and September 26, 2003, is as follows:

	Three Months Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
	($ in thousands, except share and per share data)
Net (loss) income	$(110)	$(934)	$339	$(887)
Basic weighted average shares outstanding	6,341,593	5,643,335	6,311,117	5,593,707
Basic net (loss) income per share	$(0.02)	$(0.17)	$0.05	$(0.16)
Effect of dilutive securities:
Basic weighted average shares outstanding	6,341,593	5,643,335	6,311,117	5,593,707
Dilutive effect of stock options	—	—	185,681	—

Dilutive weighted average shares outstanding	6,341,593	5,643,335	6,496,798	5,593,707
Diluted net (loss) income per share	$(0.02)	$(0.17)	$0.05	$(0.16)

The dilutive weighted average shares outstanding does not include the antidilutive impact of 36,150 shares for the three and six month periods ended September 24, 2004 because the exercise price of the stock options exceeded the average market value of the stock in the periods presented. In addition, the dilutive weighted average shares outstanding does not include the antidilutive impact of 193,053 shares for the current quarter as a result of a net loss for this period. The dilutive weighted average shares outstanding does not include the antidilutive impact of 74,329 and 311,581 shares for the three and six month periods ended September 26, 2003 because the exercise price of the stock options exceeded the average market value of the stock in the periods presented. In addition, the dilutive weighted average shares outstanding does not include the antidilutive impact of 205,642 and 160,086 shares for the three and six month periods ended September 26, 2003 as a result of net losses for these periods.

Note 5 Common Stock

In the fourth quarter of fiscal year 2002, the Board of Directors authorized the company to purchase up to 500,000 shares of the company’s outstanding common stock. Purchases may be made from time-to-time in the open market. During fiscal years 2002 and 2003, 165,905 shares of common stock were repurchased at prices ranging from $9.03 to $11.87 for a total cost of $1.7 million. We repurchased 106,700 shares of common stock at prices ranging from $9.70 to $10.61 per share for a total cost of $1.1 million during fiscal year 2004. No shares of common stock were

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchased during the first six months of fiscal year 2005. Future purchases of 227,395 shares of common stock may be made at our discretion.

Stock options exercised totaled 22,349 and 27,136 for the three and six months ended September 24, 2004, respectively. For the three and six months ended September 26, 2003, stock options exercised totaled 204,719 and 229,696, respectively.

Note 6 Stock Incentive Plan

Under our 1994 Stock Incentive Plan, options may be granted to purchase shares of our common stock. As of September 24, 2004, there were 658,793 stock options outstanding and 516,830 stock options available to grant.

During the first quarter of fiscal year 2005, 56,722 and 310,000 shares under the Stock Incentive Plan were reserved for future issuance as restricted stock. The 56,722 shares were reserved for future issuance to the non-employee Board of Directors members and key employees. As of September 24, 2004, none of the 56,722 shares were issued and outstanding.

During the first quarter of fiscal year 2005, 290,000 of the 310,000 reserved shares were granted to certain officers of the company and other employees and are issued and outstanding. These shares are performance based and vest only if the company achieves certain financial targets over the next 6 fiscal years. In addition, 20,000 shares are not issued and outstanding but may be purchased by an employee if the performance criteria are met. As of September 24, 2004, we have not met nor is there any indication that we will meet any of the performance targets. Accordingly, no compensation expense has been recorded as of September 24, 2004.

Note 7 Product Warranties And Guarantees

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

A summary of our accrued warranty obligation for the periods presented is as follows:

	Six Months Ended
	September 24,	September 26,
	2004	2003
	($ in thousands)
Beginning balance, warranty reserves	$1,033	$1,356
Add warranty expense	482	486
Accrual adjustments to reflect actual experience	(100)	(68)
Deduct warranty charges incurred	(527)	(566)

Ending balance, warranty reserves	$888	$1,208

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

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 8 Commitments And Contingencies

Contractual Obligations And Commercial Commitments

We are obligated under certain borrowing and lease commitments. Additional information on our borrowing obligations can be found in Note 3. There were no material changes in our borrowing and operating lease agreements as of September 24, 2004 from that reported in our Annual Report on Form 10-K, except for the increase in our workers’ compensation letter of credit from $0.2 million to $0.4 million.

Operating Leases

With the exception of Singapore, we conduct our foreign operations, Memphis operations and United States sales offices using leased facilities under non-cancelable operating leases that expire at various dates from fiscal year 2005 through fiscal year 2008. We own the building in Singapore and have a land lease that expires in fiscal year 2057. In September 2004, management closed the Memphis facility. We do not expect the closure of this facility to have a material impact on our financial position or results of operations. Related expenditures are expected to be approximately $340 thousand, and have been substantially recorded in the first six months of fiscal year 2005.

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

In August 2002, we responded to an inquiry from the California Department of Toxic Substance Control (the “Department”) regarding our operations at the site of our former production plant. In February 2004, the Department submitted a proposed Corrective Action Consent Agreement to Printronix, which would require Printronix to perform an investigation of the site which would be used as a basis to determine what, if any, remediation activities would be required of Printronix. We are convinced that we bear no responsibility for any contamination at the site and we intend to defend vigorously any action that might be brought against us with respect thereto. As of September 24, 2004, we continued to maintain an accrual for $0.2 million, included in accrued liabilities other, which we believe is a reasonable estimate for additional expenses related to environmental tests that could be requested by the Board or the Department.

In August 2004, Printronix was notified by the Environmental Protection Agency that clean up costs had been incurred at an authorized facility used by Printronix and approximately 2,000 other companies for the disposal of certain toxic wastes. Management estimates Printronix’s liability to be $0.1 million and has recorded an accrual included in accrued liabilities other at September 24, 2004.

We believe that we have adequately accrued for future expenditures in connection with environmental matters and that such expenditures will not have a materially adverse effect upon our financial condition or results of operations.

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Matters

We are involved in various claims and legal matters in the ordinary course of business. We do not believe that these matters will have a materially adverse effect upon our results of operations or financial condition.

Note 9 Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents unrealized gains and losses on our Euro foreign currency forward exchange contracts that qualify for hedge accounting. The aggregate amount of such gains or losses that have not yet been recognized in net income is reported in the equity portion of the consolidated balance sheets as accumulated other comprehensive income (loss).

Under our foreign currency-hedging program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of September 24, 2004, we had outstanding forward exchange contracts with an aggregate notional amount of $4.8 million. Based on the fair value of these contracts at September 24, 2004, we recorded a net liability of $0.1 million.

The following table reconciles net income to comprehensive income for the fiscal periods presented:

	Three Months Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
	($ in thousands)
Net (loss) income	$(110)	$(934)	$339	$(887)
Other comprehensive (loss)
Income, net of tax	(34)	(11)	(190)	(39)

Comprehensive (loss) income	$(144)	$(945)	$149	$(926)

Note 10 Segment And Customer Data

We manufacture and sell a variety of printers and associated products that have similar economic characteristics as well as similar customers, production processes and distribution methods. We therefore have aggregated similar products and report one segment.

Sales By Customer

Percent of total sales by customer for the fiscal periods presented were as follows:

	Three Months Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
Customer	2004	2003	2004	2003
Largest customer — IBM	21.7%	21.7%	21.7%	25.6%
Second largest customer	8.2%	9.4%	8.0%	8.4%
Top ten customers	50.8%	51.4%	51.4%	52.0%

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 Income Taxes

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

We have subsidiaries in various countries and are therefore subject to varying income tax rates. We had a favorable pioneer tax status in Singapore which exempted income generated from manufacturing the Printronix P5000 Series line matrix products from income tax, resulting in a reduced consolidated effective tax rate. The pioneer status expired March 26, 2004 and we are in the process of negotiating an extension. We expect to receive a favorable ruling in the third fiscal quarter. The tax provision for the three and six months ended September 24, 2004, reflects the tax provision of our foreign operations and a full valuation allowance against net operating loss carryforwards generated in the United States. The tax provision for the three and six months ended September 26, 2003, reflects the realization of certain deferred tax assets due to our ability to carryback and the lower income tax rates in foreign countries in which we operate.

Congress passed the American Jobs Creation Act of 2004 on October 22, 2004 (“the Act”). The Act contains numerous changes to existing tax laws including, but not limited to, incentives to repatriate foreign accumulated earnings and other international tax provisions regarding foreign tax credits. The company has not yet evaluated and determined what impact, if any, the Act may have on our results of operations and financial condition in the future.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

PRINTRONIX, INC. AND SUBSIDIARIES

Forward-Looking Statements

Except for historical information, this Form 10-Q contains “forward-looking statements” about Printronix, within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “objectives,” “believes,” “expects,” “plans,” “intends,” “should,” “estimates,” “anticipates,” “forecasts,” “projections,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer peripheral industry and in the economy in general; the ability of the company to achieve growth in the Asia Pacific market; adverse political and economic events in the company’s markets; a worsening of the global economy due to general conditions; a worsening of the global economy resulting from terrorist attacks or risk of war; a worsening of the global economy resulting from a resurgence of SARS (Severe Acute Respiratory Syndrome); the ability of the company to maintain our production capability in our Singapore plant or obtain product from our Asia Pacific suppliers should a resurgence of SARS occur; the ability of the company to hold or increase market share with respect to line matrix printers; the ability of the company to successfully compete against entrenched competition in the thermal printer market; the ability of the company to adapt to changes in requirements for RFID products by Wal-Mart and/or the Department of Defense (the “DOD”) and others; the ability of the company to attract and to retain key personnel; the ability of the company’s customers to achieve their sales projections, upon which the company has in part based its sales and marketing plans; the ability of the company to retain its customer base and channel; the ability of the company to compete against alternate technologies for applications in our markets; and the ability of the company to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change. The company does not undertake to publicly update or revise any of its forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized.

Message From The President

The second fiscal quarter sales increased 9.5% over the prior year and Printronix had modest operating income versus a loss from operations of $0.5 million a year ago. After charges for income taxes, the quarter had a net loss of $0.02 per share, versus a net loss of $0.17 per share a year ago. We believe our strategic initiatives to revive sales in our core line matrix printer business through geographic expansion, and our efforts to collaboratively work with our largest customer are yielding results as line matrix sales were up 4.3% over the year ago quarter. We continue to pursue our strategy of open systems and collaboration with the RFID community to stay at the forefront of RFID printing solutions. During the quarter, we published the first industry book on RFID labeling, sharing the results of our involvement with many pilot programs. We also offered enhanced speed, compatibility and performance to our installed base of RFID printers with a free software download and expanded our network of RFID software and system integrators. RFID printing requirements are also generating increased interest in thermal printers. Sales of RFID products were $0.9 million, or 2.7% of sales.

We are in the process of negotiating an extension to our Singapore Pioneer tax status and expect a favorable tax ruling in the third quarter. We noted improvement in all of our internal key performance indicators over the prior year; revenue growth, gross margins, and cash balances. Cash increased by $3.0 million during the first six months of fiscal year 2005. We are also seeing improvement in the order pipeline, particularly in RFID.

RESULTS OF OPERATIONS

Revenue

Compared With The Prior Year Quarter — Overview

Consolidated revenue for the current quarter was $31.8 million, an increase of $2.7 million, or 9.5%, from the same period last year. We attribute the increase partially to our RFID initiatives, which are generating increased revenue for RFID products. We also believe we continue to increase market share for the non-RFID thermal printers. Revenue also grew partially due to geographic expansion by adding additional sales personnel and channels in countries where we had previously had a minor presence and partially to the valuation of the Euro. We have commenced demand generation programs within our installed base including our IBM sales growth program.

Sales By Geographic Region

Sales by geographic region, related percent changes and percent of total sales for the second quarter of fiscal year 2005 and 2004 were as follows:

	Three Months Ended			Percent of Total Sales
	September 24,	September 26,	Percent	September 24,	September 26,
	2004	2003	Change	2004	2003
Geographic Region	($ in thousands)
Americas	$15,606	$15,155	3.0%	49.0%	52.2%
EMEA	10,806	9,534	13.3%	34.0%	32.8%
Asia Pacific	5,396	4,370	23.5%	17.0%	15.0%

	$31,808	$29,059	9.5%	100.0%	100.0%

Americas sales increased primarily due to higher thermal printer sales, including RFID sales which were $0.9 million. EMEA had higher line matrix and thermal sales through the distribution channel, especially in Northern Europe, and a favorable revenue impact of $0.3 million from the effects of the Euro. Distribution channel sales increased in Asia Pacific, most notably for line matrix printers, particularly into China where sales were up 30.4%, or $0.5 million, to $2.1 million.

Sales By Product Technology

Sales by product technology, related percent changes and percent of total sales for the second quarter of fiscal year 2005 and 2004 were as follows:

	Three Months Ended			Percent of Total Sales
	September 24,	September 26,	Percent	September 24,	September 26,
	2004	2003	Change	2004	2003
Product Technology	($ in thousands)
Line matrix	$22,140	$21,230	4.3%	69.6%	73.1%
Thermal	5,917	4,012	47.5%	18.6%	13.8%
Laser	3,212	3,195	0.6%	10.1%	11.0%
Verification products	539	622	(13.3)%	1.7%	2.1%

	$31,808	$29,059	9.5%	100.0%	100.0%

The increase in line matrix revenue was primarily in EMEA and Asia Pacific. We believe we continue to hold approximately 60% market share of line matrix printers. We intend to maintain and grow our market share through a continued focus on our telemarketing efforts to the Printronix and IBM installed base in order to create greater upgrading opportunities within the installed base and increase our share of the post-sale recurring revenue stream. We also continue to place special emphasis on geographic expansion to fully capitalize on the growth in emerging markets in EMEA and Asia Pacific, and particularly in China, where sales increased by 30.4%. We believe line matrix printers offer a reliable and robust alternative to laser printing as they can withstand harsh operating conditions, and also offer as much as a 10 fold lower cost of operation.

We believe we have increased our market share of the high-performance thermal printer market to over 8%. We believe the activities generated by RFID printing requirements are also generating increased sales of our T5000 series thermal printers. Our strategy is to continue to grow market share by delivering compelling solutions around our thermal products, including RFID products.

Sales By Channel

Sales by channel, related percent changes, and percent of total sales for the second quarter of fiscal year 2005 and 2004 were as follows:

	Three Months Ended			Percent of Total Sales
	September 24,	September 26,	Percent	September 24,	September 26,
	2004	2003	Change	2004	2003
Channel	($ in thousands)
OEM	$8,880	$8,855	0.3%	27.9%	30.5%
Distribution	21,226	18,410	15.3%	66.7%	63.3%
Direct	1,702	1,794	(5.1)%	5.4%	6.2%

	$31,808	$29,059	9.5%	100.0%	100.0%

For the current quarter, sales through the OEM channel were flat overall compared with the year ago period as gains in the Americas were offset by lower sales in EMEA and Asia Pacific. Increased sales to IBM were offset by lower sales to other OEMs. This is the first quarter since fiscal year 2000 that revenue through the OEM channel did not decline against the prior year. We believe this is a result of our strategic efforts to revive sales in our core line matrix business. Distribution sales increased from the year ago period primarily in EMEA and Asia Pacific.

Sales By Customer

Sales by customer, related percent changes and percent of total sales for the second quarter of fiscal year 2005 and 2004 were as follows:

	Three Months Ended			Percent of Total Sales
	September 24,	September 26,	Percent	September 24,	September 26,
	2004	2003	Change	2004	2003
Customer	($ in thousands)
Largest customer — IBM	$6,916	$6,297	9.8%	21.7%	21.7%
Second largest customer	$2,619	$2,730	(4.1)%	8.2%	9.4%
Top ten customers	$16,159	$14,941	8.2%	50.8%	51.4%

We believe the increase in sales to our largest customer is due to our collaborative work with IBM field sales personnel and resellers on their major accounts as well as telemarketing to their installed base in the U.S.

Recurring Revenue

Recurring revenue from the installed base was $12.5 million in the current quarter, up from $12.1 million a year ago. As a percentage of sales, recurring revenue from the installed base decreased to 39.3% for the current quarter as a result of higher revenue, down from 41.5% for the same quarter last year. Recurring revenue includes line matrix ribbons, laser consumables, spares sales, sales under the advance exchange program, printer maintenance and depot repair services. We intend to grow our recurring revenue by focused marketing to our installed base of customers and by adding sales channels to market.

Impact Of The Euro

Changes in the Euro’s value in the current quarter compared with the year ago quarter increased revenue by $0.3 million.

Compared With The Prior Year To Date — Overview

Consolidated revenues for the six-month periods ended September 24, 2004 and September 26, 2003 were $65.1 million and $59.6 million, respectively. Revenues increased 9.2% in the year to date period partially due to the valuation of the Euro, which contributed $1.1 million to revenue, partially to the effects of SARS early in the year ago period, partially to geographic expansion and partially to new demand generation programs within our installed base.

Year To Date Sales By Geographic Region

Sales by geographic region, related percent changes and percent of total sales for the six months ended September 24, 2004 and September 26, 2003 were as follows:

	Six Months Ended			Percent of Total Sales
	September 24,	September 26,	Percent	September 24,	September 26,
	2004	2003	Change	2004	2003
Geographic Region	($ in thousands)
Americas	$30,523	$31,777	(4.0)%	46.9%	53.4%
EMEA	23,520	19,926	18.0%	36.1%	33.4%
Asia Pacific	11,043	7,894	39.9%	17.0%	13.2%

	$65,086	$59,597	9.2%	100.0%	100.0%

The decrease in sales in the Americas was principally due to a decrease in the OEM channel principally due to lower sales to IBM in the first fiscal quarter. Sales into EMEA increased mainly as a result of stronger line matrix and thermal sales in the distribution channel. Asia Pacific sales were up due partially to the effect of SARS earlier in the year ago period and partially as a result of geographic expansion of sales coverage through the distribution channel.

Year To Date Sales By Product Technology

Sales by product technology, related percent changes and percent of total sales for the six months ended September 24, 2004 and September 26, 2003 were as follows:

	Six Months Ended			Percent of Total Sales
	September 24,	September 26,	Percent	September 24,	September 26,
	2004	2003	Change	2004	2003
Product Technology	($ in thousands)
Line matrix	$46,144	$43,434	6.2%	70.9%	72.9%
Thermal	11,255	8,322	35.2%	17.3%	14.0%
Laser	6,549	6,625	(1.2)%	10.1%	11.1%
Verification products	1,138	1,216	(6.4)%	1.7%	2.0%

	$65,086	$59,597	9.2%	100.0%	100.0%

Line matrix sales increased, we believe, as a result of our programs such as geographic expansion of sales coverage, and demand generation programs to our installed base and that of our largest customer. Thermal sales increased over the prior year to date period as sales grew in the Americas and in EMEA. We believe the opportunities presented by RFID are also generating interest in and sales of our non-RFID thermal printers, as we gain exposure to businesses we had not previously sold to.

Year To Date Sales By Channel

Sales by channel, related percent changes, and percent of total sales for the six months ended September 24, 2004 and September 26, 2003 were as follows:

	Six Months Ended			Percent of Total Sales
	September 24,	September 26,	Percent	September 24,	September 26,
	2004	2003	Change	2004	2003
Channel	($ in thousands)

OEM	$19,396	$20,913	(7.3)%	29.8%	35.1%
Distribution	41,485	35,877	15.6%	63.7%	60.2%
Direct	4,205	2,807	49.8%	6.5%	4.7%

	$65,086	$59,597	9.2%	100.0%	100.0%

OEM sales were down principally in the Americas as a result of lower sales to our largest customer earlier in the fiscal year. Distribution sales increased mainly in EMEA and also in Asia Pacific as that region had been impacted by SARS earlier in the prior fiscal year. Direct sales increased primarily in EMEA and Asia Pacific.

Year To Date Sales By Customer

Sales by customer, related percent changes and percent of total sales for the six months ended September 24, 2004 and September 26, 2003 were as follows:

	Six Months Ended			Percent of Total Sales
	September 24,	September 26,	Percent	September 24,	September 26,
	2004	2003	Change	2004	2003
Customer	($ in thousands)

Largest customer — IBM	$14,139	$15,269	(7.4)%	21.7%	25.6%
Second largest customer	$5,203	$5,010	3.9%	8.0%	8.4%
Top ten customers	$33,454	$31,007	7.9%	51.4%	52.0%

Sales to our largest customer decreased principally in the Americas during the first fiscal quarter. We believe our sales program to spur growth in this customer’s installed base is generating success as sales to this customer were up five percent over the prior year in the second fiscal quarter. Sales to our second largest customer were up modestly. Sales to our top ten customers increased principally as a result of direct sales in EMEA and the Asia Pacific regions.

Year To Date Recurring Revenue

Recurring revenue from the installed base was $25.4 million, up from $24.5 million a year ago. As a percentage of sales, recurring revenue decreased to 39.1% of total sales as a result of higher sales in the current year, down from 41.1% a year ago.

Year To Date Impact Of The Euro On Revenue

Changes in the Euro’s value in the current year to date period compared with the year ago period increased revenue by $1.1 million.

Radio Frequency Identification (“RFID”)

Industry projections indicate that RFID will change the annual growth of high-performance thermal printers from 10% in 2003 to a range of 30-40% per year as RFID deployment takes place. Because of the projected high growth, Printronix continues to focus on RFID as a way to accelerate thermal printer sales. During the current quarter, Printronix further established its position as an industry leader by publishing the first book on RFID labeling that shares what we have learned through our participation in RFID pilot programs and deployment among more than 50% of the top tier Wal-Mart suppliers engaged in active programs to meet the January 2005 compliance deadline. We believe our open system architecture and collaboration with the RFID community will lead to faster RFID deployment. As part of that strategy, we also announced a free software download that makes our RFID installed base operable with class 0+ and class 1 with 96 bit capacities, as well as provides improved speed and increased network security protocol through Cisco® LEAP. We also added about 20% more software and system integrator partners for RFID deployment.

Gross Margin

Gross margin for the current quarter was 37.8%, up from 36.6% for the same quarter last year. The improvement over the prior year quarter is primarily due to higher sales volume, a stronger Euro, lower warranty expenses, and continuing cost reductions. The impact of the Euro contributed a $0.2 million, or 0.6%, improvement in the gross margin over the prior year quarter.

Gross margin was 38.9% for the six-month period ended September 24, 2004, up from 36.4% for the six-month period ended September 26, 2003. The improvement over the prior year period was due to the reasons stated above. The impact of the Euro caused a $0.8 million improvement, or 1.3%, in the gross margin over the prior year to date period.

Operating Expenses

Compared With The Prior Year Quarter

Engineering and development, sales and marketing and general and administrative expenses, related percent changes and percent of total sales for the second quarter of fiscal year 2005 and 2004 are as follows:

	Three Months Ended			Three Months Ended
	September 24,	September 26,	Percent	September 24,	September 26,
	2004	2003	Change	2004	2003
	($ in thousands)			Percent of Total Sales
Engineering and development	$3,916	$3,980	(1.6)%	12.3%	13.7%
Sales and marketing	5,903	5,373	9.9%	18.6%	18.5%
General and administrative	2,104	1,818	15.7%	6.6%	6.2%

Total operating expenses	$11,923	$11,171	6.7%	37.5%	38.4%

Sales and marketing expenses for the current quarter increased $0.5 million compared with the same period last year and included $0.2 million related to geographic expansion of sales coverage, $0.2 million for RFID marketing programs and $0.1 million for demand generation activities.

General and administrative expenses for the current quarter increased compared with the same period last year primarily due to higher consulting costs associated with satisfying Sarbanes-Oxley requirements and higher legal costs.

Compared With The Prior Year To Date

Engineering and development, sales and marketing and general and administrative expenses, related percent changes and percent of total sales for the six months ended September 24, 2004 and September 26, 2003 are as follows:

	Six Months Ended			Six Months Ended
	September 24,	September 26,	Percent	September 24,	September 26,
	2004	2003	Change	2004	2003
	($ in thousands)			Percent of Total Sales
Engineering and development	$7,914	$7,794	1.5%	12.2%	13.1%
Sales and marketing	12,183	10,457	16.5%	18.7%	17.5%
General and administrative	4,287	3,874	10.7%	6.6%	6.5%

Total operating expenses	$24,384	$22,125	10.2%	37.5%	37.1%

Engineering and development expenses for the six-month period ended September 24, 2004 increased due to higher product development costs earlier in the year for three new offerings for RFID Smart Label printing solutions that include field upgradeable thermal printers, and an RFID label applicator, co-developed with FOX IV Technologies, Inc.

Year to date sales and marketing expenses increased compared with the same period last year mainly due to geographic expansion, demand generation activities, and RFID market introduction programs. These programs added $1.3 million of expense.

General and administrative expenses for the year to date period increased mainly as a result of higher consulting costs associated with satisfying Sarbanes-Oxley requirements and higher legal costs.

Foreign Currency (Gains) Losses, Net

Current quarter foreign currency transactions and remeasurements were gains of $21 thousand versus losses of $20 thousand a year ago. For the six months ended September 24, 2004, foreign currency transactions and remeasurements were losses of $31 thousand versus gains of $106 thousand a year ago. Changes in foreign currency transactions and remeasurements for the three and six months ended September 24, 2004 compared with the prior comparable periods were principally due to the effect of changes in the value of the Euro.

Interest And Other Expenses, Net

Interest expense decreased to $229 thousand in the current year to date period, down from $363 thousand a year ago, due to a one-time charge in the year ago period. Interest income increased mainly as a result of higher cash balances.

	Three Months Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
		($ in thousands)
Interest expense	$121	$116	$229	$363
Interest income	(99)	(68)	(182)	(148)
Other expense (income)	6	6	(9)	5

Interest and other expenses, net	$28	$54	$38	$220

Income Taxes

We have subsidiaries in various countries and are therefore subject to varying income tax rates. The tax provision for the three and six months ended September 24, 2004 reflects the tax provision of our foreign operations and a full valuation allowance against net operating loss carryforwards generated in the United States. The tax provision for the three and six months ended September 26, 2003, reflects the realization of certain deferred tax assets due to our ability to carryback and the lower income tax rates in foreign countries in which we operate.

The current year to date effective tax rate of 62% exceeded our range of estimates for fiscal year 2005 which were between 25% and 30%, primarily due to a delay in obtaining an extension of our favorable pioneer tax status in Singapore for income generated from the manufacture of the Printronix P5000 series line matrix products. We expect to obtain a favorable tax ruling during the third fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity has historically been cash generated from operations. We ended the quarter with cash and cash equivalents of $39.6 million, an increase of $3.0 million from the beginning of the fiscal year. Approximately $4.9 million was provided by operations. Capital expenditures totaling $2.0 million were the major use of funds for the fiscal year to date.

A subsidiary of the company maintains an unsecured line of credit with a foreign bank for $1.8 million. The company also maintains a credit agreement in the amount of $2.5 million with a foreign bank to support our hedging activities. In September 2004, the company increased its standby letter of credit related to its workers’ compensation program from $0.2 million to $0.4 million. During and as of the periods presented, no amounts were borrowed under these agreements. The company also has a $14.5 million seven-year note, secured by our Irvine facilities. The note requires monthly principal and interest payments and a balloon payment of $12.6 million on June 1, 2007. We ended the current fiscal quarter with long-term debt of $13.8 million and $0.7 million for the current portion on the note.

The remaining shares that can be repurchased at the discretion of management under our stock buyback program totaled 227,395 shares at September 24, 2004. No shares have been purchased under this program in fiscal year 2005.

We do not anticipate any significant changes to our capital expenditure needs in the foreseeable future, which we expect to fund from cash from operations.

As of September 24, 2004, there have been no material changes in the company’s significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K, other than increasing our workers’ compensation letter of credit as discussed above.

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

Congress passed the American Jobs Creation Act of 2004 on October 22, 2004 (“the Act”). The Act contains numerous changes to existing tax laws including, but not limited to, incentives to repatriate foreign accumulated earnings and other international tax provisions regarding foreign tax credits. The company has not yet evaluated and determined what impact, if any, the Act may have on our results of operations and financial condition in the future.

OFF-BALANCE SHEET ARRANGEMENTS

The company’s off-balance sheet arrangements consist of operating leases, credit facilities and guarantees. There were no material changes in our operating lease agreements as of September 24, 2004 from that reported in our Annual Report on Form 10-K. Information regarding our credit facilities can be found in the preceding section and in Note 3. We have not recorded a liability for the fair value of the guarantees made by the company as we believe that value to be minimal.

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

PART I. FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosure About Market Risk

PRINTRONIX, INC. AND SUBSIDIARIES

MARKET RISK

The company operates on a global basis and may be impacted by foreign currency exchange rate fluctuations. We have a foreign currency-hedging program in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. Under the program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of September 24, 2004, we had outstanding forward exchange contracts with a notional amount of $4.8 million. Based on the fair value of these contracts at September 24, 2004, we recorded a net liability of $0.1 million.

We have financial instruments that are subject to interest rate risk, principally debt obligations. Long-term borrowings, consisting of a note secured by our Irvine facility, are at variable rates based on the London Interbank Offered Rate (“LIBOR”), and are reset at our discretion for periods not exceeding one year. During the current quarter and for the current year to date period, the weighted average interest rate on the note was 2.9% and 2.7%, respectively. If interest rates were to increase by 10% (29 or 27 basis points on the note), the impact on our pre-tax earnings would not be material.

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
PRINTRONIX, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

See “Item 3. Legal Proceedings” reported in Part 1 of our Annual Report on Form 10-K for the fiscal year ended March 26, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the company was held on August 17, 2004, at which five persons, constituting the entire board of directors, were elected to serve until the next annual meeting of stockholders. The names of the persons elected as directors are as follows:

	Shares For	Shares Withheld
Robert A. Kleist	5,521,706	138,208

Bruce T. Coleman	5,522,956	136,958

John R. Dougery	5,392,856	267,058

Chris W. Halliwell	5,652,663	7,251

Erwin A. Kelen	5,521,956	137,958

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.1	Certification Pursuant to Rule 13a-14(a) and15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) and15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

A Current Report on Form 8-K dated July 8, 2004 was furnished by the company to the Securities and Exchange Commission announcing its results for the first quarter of fiscal year 2005.

PRINTRONIX, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINTRONIX, INC. (Registrant)
Date: November 5, 2004	By:	/s/ George L. Harwood
George L. Harwood
Sr. Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibits	Description
31.1	Certification Pursuant to Rule 13a-14(a) and15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) and15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002