Form 10-Q
period 2004-12-24
PRINTRONIX INC
filed 2005-02-04
CIK 311505

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2004

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

YES ☑	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

YES ☐	NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at January 21, 2005

$0.01 par value	6,398,073

PRINTRONIX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 24, 2004 and March 26, 2004
(Unaudited)

	December 24,	March 26,
	2004	2004
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$41,892	$36,671
Accounts receivable, net of allowance for doubtful accounts of $1,536 as of December 24, 2004 and $1,675 as of March 26, 2004	17,730	18,408
Inventories:
Raw materials	8,409	7,567
Subassemblies	2,827	2,947
Work in process	303	224
Finished goods	3,349	2,768

Total inventory	14,888	13,506
Prepaid expenses and other current assets	1,836	3,845
Deferred income tax assets, net	3,087	3,087

Total current assets	79,433	75,517

Property, plant and equipment, at cost:
Machinery and equipment	28,658	29,206
Furniture and fixtures	26,143	26,322
Buildings and improvements	23,020	22,671
Land	8,100	8,100
Leasehold improvements	682	942

	86,603	87,241
Less: Accumulated depreciation and amortization	(53,183)	(52,170)

Property, plant and equipment, net	33,420	35,071
Long-term deferred income tax assets, net	987	987
Other assets	275	234

Total assets	$114,115	$111,809

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 24, 2004 and March 26, 2004 continued
(Unaudited)

	December 24,	March 26,
	2004	2004
	($ in thousands, except share
	and per share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$700	$700
Accounts payable	8,164	6,965
Accrued liabilities:
Payroll and employee benefits	4,810	4,944
Warranties	851	1,033
Deferred revenue	1,520	2,407
Other	3,734	3,363
Income taxes	416	215

Total current liabilities	20,195	19,627

Long-term debt, net of current portion	13,650	14,175
Deferred revenue, net of current portion	919	430
Long-term deferred income tax liabilities	1,384	1,384
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Common stock, $0.01 par value (Authorized 30,000,000 shares; shares issued and outstanding 6,398,073 as of December 24, 2004 and 6,029,819 as of March 26, 2004)	64	60
Additional paid-in capital	34,840	34,092
Accumulated other comprehensive (loss) income	(117)	136
Retained earnings	43,180	41,905

Total stockholders’ equity	77,967	76,193

Total liabilities and stockholders’ equity	$114,115	$111,809

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 24, 2004 and December 26, 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2004	2003	2004	2003
		($ in thousands, except share and per share data)
Revenue	$33,928	$33,909	$99,014	$93,506
Cost of sales	20,410	20,181	60,148	58,093

Gross margin	13,518	13,728	38,866	35,413
Operating expenses:
Engineering and development	4,137	4,014	12,051	11,808
Sales and marketing	6,041	5,726	18,224	16,183
General and administrative	2,208	2,195	6,495	6,069

Total operating expenses	12,386	11,935	36,770	34,060

Income from operations	1,132	1,793	2,096	1,353
Other (income) expenses:
Foreign currency losses (gains), net	12	54	41	(52)
Interest and other (income) expenses, net	(125)	56	(85)	276

Income before income taxes	1,245	1,683	2,140	1,129
Provision for income taxes	309	209	865	542

Net income	$936	$1,474	$1,275	$587

Net income per share:
Basic	$0.15	$0.25	$0.20	$0.10
Diluted	$0.14	$0.24	$0.20	$0.10
Shares used in computing net income per share:
Basic	6,373,220	5,794,137	6,331,818	5,660,517
Diluted	6,575,396	6,044,303	6,524,264	5,863,057

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 24, 2004 and December 26, 2003
(Unaudited)

	Nine Months Ended
	December 24, 2004	December 26, 2003
	($ in thousands)
Cash flows from operating activities:
Net income	$1,275	$587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,183	5,117
(Benefit) provision for doubtful accounts receivable	(64)	187
Loss (gain) on disposal of property and equipment	513	(13)
Changes in operating assets and liabilities:
Accounts receivable	742	1,835
Inventories	(1,382)	(915)
Prepaid expenses and other assets	1,968	(78)
Accounts payable	1,199	100
Payroll and employee benefits	(134)	(254)
Accrued warranties	(182)	—
Deferred revenue	(398)	(686)
Other liabilities	126	150
Accrued income taxes	201	135

Net cash provided by operating activities	8,047	6,165

Cash flows from investing activities:
Purchases of plant and equipment	(3,089)	(2,391)
Proceeds from disposition of equipment	44	127

Net cash used in investing activities	(3,045)	(2,264)

Cash flows from financing activities:
Payments made on seven-year note	(525)	(525)
Repurchase and retirement of common stock	—	(1,061)
Proceeds from employee stock incentive plans	744	3,222

Net cash provided by financing activities	219	1,636

Net increase in cash and cash equivalents	5,221	5,537

Cash and cash equivalents at beginning of period	36,671	29,617

Cash and cash equivalents at end of period	$41,892	$35,154

Supplementary disclosures of cash flow information:
Income tax paid	$613	$441
Interest paid	$343	$348

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 24, 2004 and March 26, 2004 and
for the Three and Nine Months Ended December 24, 2004 and December 26, 2003
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

	Three Months Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2004	2003	2004	2003
	($ in thousands, except per share data)
Net income, as reported	$936	$1,474	$1,275	$587
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(63)	(96)	(145)	(326)

Pro forma net income	$873	$1,378	$1,130	$261

Earnings per share:
Basic — as reported	$0.15	$0.25	$0.20	$0.10
Basic — pro forma	$0.14	$0.24	$0.18	$0.05
Diluted — as reported	$0.14	$0.24	$0.20	$0.10
Diluted — pro forma	$0.13	$0.23	$0.17	$0.04

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

Note 3 Bank Borrowings And Debt Arrangements

Secured Note

As of December 24, 2004, we have a $14.4 million note with a United States bank secured by our Irvine facility. The note contains customary default provisions, no restrictive covenants and requires monthly principal and interest payments, with a balloon payment of $12.6 million due June 1, 2007. Interest on the note is at variable rates based upon the London Interbank Offered Rate (“LIBOR”) plus 1.25%, and is reset for periods from one month up to one year, at our discretion. The interest rate on the note at December 24, 2004 was 3.75%. The weighted average interest rate on the note was 3.4% and 2.9%, for the three and nine months ended December 24, 2004, respectively. Total interest expense on the note was $0.1 million for both the current and year ago quarter. Total fiscal year to date interest expense was $0.3 million for both the current and prior year periods. The note consisted of $13.7 million long-term debt and $0.7 million for the current portion of long-term debt, as of December 24, 2004.

Lines Of Credit

At December 24, 2004, one of our foreign subsidiaries maintained unsecured lines of credit for $1.8 million with foreign banks, which included a standby letter of credit of $1.5 million. These credit facilities are subject to certain standard financial covenants. We were in compliance with these financial covenants for all fiscal periods presented. The parent company guarantees any amounts outstanding on these lines of credit. There were no cash borrowings against these lines of credit for the fiscal periods presented. No fees are charged for the unused portion of the lines of credit. Any borrowings on the lines of credit would be subject to interest rates at approximately 0.25% to 1.0% above the prime lending rate.

In September 2004, the company increased its standby letter of credit related to its workers’ compensation program from $0.2 million to $0.4 million. The line of credit is secured by a cash deposit and is subject to an automatic renewal. There were no cash borrowings against this letter of credit for the fiscal periods presented. Any borrowings would be subject to interest rates at 2.0% above the prime-lending rate, subject to certain maximum limits.

Credit Agreement For Hedging Activity

We have a credit agreement for $2.7 million with a major foreign bank to support our hedging activities. This credit agreement has no restrictive covenants and is available to fund any forward currency contracts should we be unable to satisfy our obligations. The agreement automatically renews annually, subject to certain compliance requirements. There are no annual fees under this agreement if no amounts are borrowed. Any borrowings under this agreement would be subject to interest rates available at that time. No amounts were borrowed under this credit agreement for the fiscal periods presented.

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of interest and other (income) expense, net, in the consolidated statement of operations for the three and nine months ended December 24, 2004 and December 26, 2003 were as follows:

	Three Months Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2004	2003	2004	2003
		($ in thousands)
Interest expense	$134	$113	$363	$476
Interest income	(247)	(65)	(429)	(213)
Other (income) expense	(12)	8	(19)	13

Interest and other (income) expense, net	$(125)	$56	$(85)	$276

Note 4 Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive.

Net income per share data for the three and nine months ended December 24, 2004 and December 26, 2003, is as follows:

	Three Months Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2004	2003	2004	2003
	($ in thousands, except share and per share data)
Net income	$936	$1,474	$1,275	$587
Basic weighted average shares outstanding	6,373,220	5,794,137	6,331,818	5,660,517
Basic net income per share	$0.15	$0.25	$0.20	$0.10

Effect of dilutive securities:
Basic weighted average shares outstanding	6,373,220	5,794,137	6,331,818	5,660,517
Dilutive effect of stock options	202,176	250,166	192,446	202,540

Dilutive weighted average shares outstanding	6,575,396	6,044,303	6,524,264	5,863,057
Diluted net income per share	$0.14	$0.24	$0.20	$0.10

The dilutive weighted average shares outstanding does not include the antidilutive impact of 103,825 and 34,850 weighted average shares for the three months and 58,708 and 73,557 weighted average shares for the nine months ended December 24, 2004 and December 26, 2003, respectively. The above shares were antidilutive because the exercise price of the stock options exceeded the average market value of the stock in the periods presented.

Note 5 Common Stock

In the fourth quarter of fiscal year 2002, the Board of Directors authorized the company to purchase up to 500,000 shares of the company’s outstanding common stock. Purchases may be made from time-to-time in the open market. During fiscal years 2002 and 2003, 165,905 shares of common stock were repurchased at prices ranging from $9.03 to $11.87 for a total cost of $1.7 million. We repurchased 106,700 shares of common stock at prices ranging from $9.70 to $10.61 per share for a total cost of $1.1 million during fiscal year 2004. No shares of common stock were repurchased during the first nine months of fiscal year 2005. Future purchases of 227,395 shares of common stock may be made at our discretion.

Stock options exercised totaled 51,118 and 78,254 for the three and nine months ended December 24, 2004, respectively. For the three and nine months ended December 26, 2003, stock options exercised totaled 95,763 and 325,459, respectively.

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 Stock Incentive Plan

Under our 1994 Stock Incentive Plan, options may be granted to purchase shares of our common stock. As of December 24, 2004, there were 703,795 stock options outstanding and 420,530 stock options available to grant.

During the first quarter of fiscal year 2005, 56,722 and 310,000 shares under the Stock Incentive Plan were reserved for future issuance as restricted stock. The 56,722 shares were reserved for future issuance to the non-employee Board of Directors members and key employees. As of December 24, 2004, none of the 56,722 shares were issued and outstanding.

During fiscal year 2005, 290,000 of the 310,000 reserved shares were granted to certain officers of the company and other employees and are issued and outstanding. These shares are performance based and vest only if the company achieves certain financial targets over the next 6 fiscal years. In addition, 20,000 shares are not issued and outstanding but may be purchased by an employee if the performance criteria are met. As of December 24, 2004, we have not met nor is there any indication that we will meet any of the performance targets. Accordingly, no compensation expense has been recorded as of December 24, 2004.

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

A summary of our accrued warranty obligation for the periods presented is as follows:

	Nine Months Ended
	December 24,	December 26,
	2004	2003
	($ in thousands)
Beginning balance, warranty reserves	$1,033	$1,356
Add warranty expense	744	749
Accrual adjustments to reflect actual experience	(154)	(29)
Deduct warranty charges incurred	(772)	(858)

Ending balance, warranty reserves	$851	$1,218

Guarantees

In the normal course of business to facilitate sales of its products, the company may indemnify customers and hold them harmless against losses arising from intellectual property infringement claims. The term of these indemnification agreements is generally perpetual any time after execution of the agreement subject to statute of limitations restrictions. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal and have not recorded a liability for these agreements. The company has also agreed to hold harmless a former officer of the company in the event of an unfavorable outcome of ongoing litigation. During the quarter, Printronix won this case in summary judgment and the plaintiff has agreed not to appeal. Accordingly, there is no liability associated with this guarantee.

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

Note 8 Commitments And Contingencies

Contractual Obligations And Commercial Commitments

We are obligated under certain borrowing and lease commitments. Additional information on our borrowing obligations can be found in Note 3. There were no material changes in our borrowing and operating lease agreements as of December 24, 2004 from that reported in our Annual Report on Form 10-K, except for the increase in our workers’ compensation letter of credit from $0.2 million to $0.4 million.

Operating Leases

With the exception of Singapore, we conduct our foreign operations, Memphis operations and United States sales offices using leased facilities under non-cancelable operating leases that expire at various dates from fiscal year 2005 through fiscal year 2008. We own the building in Singapore and have a land lease that expires in fiscal year 2057. In September 2004, management closed the Memphis facility. We do not expect the closure of this facility to have a material impact on our financial position or results of operations. Related expenditures are expected to be approximately $0.4 million, and have been substantially incurred and recorded in the first nine months of fiscal year 2005.

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

In August 2002, we responded to an inquiry from the California Department of Toxic Substance Control (the “Department”) regarding our operations at the site of our former production plant. In February 2004, the Department submitted a proposed Corrective Action Consent Agreement to Printronix, which would require Printronix to perform an investigation of the site which would be used as a basis to determine what, if any, remediation activities would be required of Printronix. We are convinced that we bear no responsibility for any contamination at the site and we intend to defend vigorously any action that might be brought against us with respect thereto. As of December 24, 2004, we continued to maintain an accrual for $0.2 million, included in accrued liabilities other, which we believe is a reasonable estimate for additional expenses related to environmental tests that could be requested by the Board or the Department.

In August 2004, Printronix was notified by the Environmental Protection Agency (EPA) that clean up costs had been incurred at an authorized facility used by Printronix and approximately 2,000 other companies for the disposal of certain toxic wastes. Printronix has joined with a group of the companies contacted by the EPA and the group has submitted a written notice of intent to negotiate, requesting a written offer of settlement from the EPA. We believe negotiations will be most probably continue through the next few quarters. We estimate Printronix’s liability to be $0.1 million and have recorded an accrual included in accrued liabilities other at December 24, 2004.

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

Under our foreign currency-hedging program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of December 24, 2004, we had outstanding forward exchange contracts with an aggregate notional amount of $4.0 million. Based on the fair value of these contracts at December 24, 2004, we recorded a net liability of $0.3 million.

The following table reconciles net income to comprehensive income for the fiscal periods presented:

	Three Months Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2004	2003	2004	2003
	($ in thousands)
Net income	$936	$1,474	$1,275	$587
Other comprehensive loss, net of tax	62	78	252	117

Comprehensive income	$874	$1,396	$1,023	$470

Note 10 Segment And Customer Data

We manufacture and sell a variety of printers and associated products that have similar economic characteristics as well as similar customers, production processes and distribution methods. We therefore have aggregated similar products and report one segment.

Sales By Customer

Percent of total sales by customer for the fiscal periods presented were as follows:

	Three Months Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
Customer	2004	2003	2004	2003
Largest customer — IBM	22.7%	19.7%	22.1%	23.5%
Second largest customer	7.9%	9.1%	7.9%	8.7%
Top ten customers	52.5%	53.0%	51.5%	51.7%

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

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have subsidiaries in various countries and are therefore subject to varying income tax rates. We had a favorable pioneer tax status in Singapore which exempted income generated from manufacturing the Printronix P5000 Series line matrix products from income tax, resulting in a reduced consolidated effective tax rate. The pioneer status expired March 26, 2004 and we are in the process of negotiating an extension. We expect to receive a favorable ruling in the fourth fiscal quarter. The tax provision for the three and nine months ended December 24, 2004, reflects the tax provision of our foreign operations and changes to the valuation allowance related to net operating loss carryforwards generated in the United States. The tax provision for the three and nine months ended December 26, 2003, reflects the realization of certain deferred tax assets due to our ability to carryback and the lower income tax rates in foreign countries in which we operate.

Congress passed the American Jobs Creation Act of 2004 on October 22, 2004 (“the Act”). The Act contains numerous changes to existing tax laws including, but not limited to, incentives to repatriate foreign accumulated earnings and other international tax provisions regarding foreign tax credits.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”) and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). Both FSP No. 109-1 and 109-2 are effective upon issuance.

FSP No. 109-1 clarifies the application of SFAS No. 109 to this new Deduction for Qualified Production Activities by stating the deduction should be accounted for as a special deduction under SFAS No. 109, rather than as a tax-rate deduction, and should be reported no earlier than the year in which it is reported on the tax return.

We believe it is probable that this deduction will not be available to Printronix because of our existing domestic net operating losses.

FSP No. 109-2 addresses the impact of the Act’s one-time 85% dividends received deduction for repatriated foreign earnings, provided they are reinvested in the permitted uses specified in the Act. FSP No. 109-2 allows companies additional time to determine whether any foreign earnings will be repatriated under the Act and evaluate how the law affects whether undistributed earnings continue to qualify for SFAS No. 109’s exception from recognizing deferred tax liabilities.

We have not completed our evaluation of the effects of this Act and have not reached a conclusion that it is probable that foreign earnings will be repatriated. Therefore, we cannot conclude on what the associated tax effects may be and have not recorded any such tax effects in our fiscal year 2005 financial results. We expect to complete our evaluation during fiscal year 2006.

Note 12 New Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The company is currently evaluating the financial statement impact of the implementation of SFAS No. 151.

In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” See discussion regarding the company’s adoption of these statements in Note 11 above.

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, the FASB issued SFAS No. 123®, “Share-Based Payment.” SFAS No. 123® requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. SFAS No. 123® is effective for public entities (other than those filing as small business issuers) for interim or annual periods beginning after June 15, 2005, the second quarter of our fiscal year 2006. SFAS No. 123® applies to new awards and to awards modified, repurchased or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date (modified prospective application). Upon adoption, prior periods may be, but are not required to be, restated. The company is currently evaluating the financial statement impact of the implementation of SFAS No. 123®.

Note 13 Subsequent Events

On January 16, 2005, the company announced that its Board of Directors has declared a quarterly cash dividend of $0.05 per share to be paid on February 16, 2005 to shareholders of record as of February 2, 2005. The cash effect of the dividend is expected to be approximately $320 thousand per quarter. The Board of Directors intends to continue to declare quarterly dividends at approximately the same rate for the foreseeable future, subject to Printronix’s continued profitable financial performance and liquidity.

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

Message from the President

The third fiscal quarter sales of $33.9 million were essentially flat to the year ago quarter. Net income was $0.9 million, down from $1.5 million a year ago, principally due to lower gross margins and higher operating expenses. During the quarter, we achieved growth in line matrix and thermal printer sales, which we believe is partly a result of our strategic initiatives to support and expand our installed base with new products and partly a result of an increase in sales to IBM in EMEA due to IBM’s conversion to a direct ship method in the year ago quarter. Our strategic initiatives included new demand generation programs within our installed base, the IBM sales growth program and channel expansion of sales coverage, including new geographic regions. RFID sales, which were consistent with the prior quarter, have supported the strong year-over-year thermal printer product line growth of 35.6% as customers started to comply with the Wal-Mart/DOD requirements. RFID revenue represented 10% of printer and options revenue for the Americas in this quarter. We continued to see growing interest in our RFID printing solutions and we have just introduced a new line of RFID-ready thermal printers that address European standards.

Cash balances increased by $5.2 million during the nine months ended December 24, 2004. Shortly after the end of the current fiscal quarter, we announced a quarterly cash dividend totaling approximately $320 thousand per quarter. The Board of Directors intends to continue to declare quarterly dividends at approximately the same rate for the foreseeable future, subject to Printronix’s continued profitable financial performance and liquidity.

RESULTS OF OPERATIONS

Revenue

Compared with the Prior Year Quarter — Overview

Consolidated revenue for the current quarter was $33.9 million, flat with the year ago quarter. Higher sales in EMEA and Asia Pacific were offset by lower sales in the Americas. Thermal sales were up substantially but were offset by lower sales of other products. Thermal sales were up $1.7 million, or 36.2%, over the year ago quarter partly due to our RFID initiatives, which are generating increased revenue for both RFID and non-RFID thermal products, as we gain exposure to businesses we had not previously sold to. EMEA sales were up due to lower sales in the year ago quarter as a result of IBM’s conversion to a direct ship method in EMEA and a favorable Euro impact.

Sales by Geographic Region

Sales by geographic region, related percent changes and percent of total sales for the third quarter of fiscal year 2005 and 2004 were as follows:

	Three Months Ended			Percent of Total Sales
	December 24,	December 26,	Percent	December 24,	December 26,
	2004	2003	Change	2004	2003
	($ in thousands)
Geographic Region
Americas	$15,625	$16,835	(7.2)%	46.0%	49.6%
EMEA	12,000	11,209	7.1%	35.4%	33.1%
Asia Pacific	6,303	5,865	7.5%	18.6%	17.3%

	$33,928	$33,909	0.1%	100.0%	100.0%

Americas sales were down due to lower sales into both the distribution and OEM channels. EMEA sales were up due primarily to an increase in IBM sales due to IBM’s conversion to a direct ship method in the year ago quarter. EMEA sales also included a favorable revenue impact of $0.4 million from the effects of the Euro. Asia Pacific sales increased in the distribution channel, particularly into China where sales were up 86.1%, or $1.1 million, to $2.5 million. We continue to place special emphasis on geographic expansion to fully capitalize on the growth in emerging markets, particularly into China.

Sales by Product Technology

Sales by product technology, related percent changes and percent of total sales for the third quarter of fiscal year 2005 and 2004 were as follows:

	Three Months Ended			Percent of Total Sales
	December 24,	December 26,	Percent	December 24,	December 26,
	2004	2003	Change	2004	2003
	($ in thousands)
Product Technology
Line matrix	$24,076	$24,477	(1.6)%	70.9%	72.2%
Thermal *	6,331	4,649	36.2%	18.7%	13.7%
Laser	3,016	4,119	(26.8)%	8.9%	12.1%
Verification products	505	664	(23.9)%	1.5%	2.0%

	$33,928	$33,909	0.1%	100.0%	100.0%

*RFID	$875	$75	1,066.7%	2.6%	0.2%

The reduction in line matrix sales is primarily due to lower sales of spares and repairs in the current quarter. We believe we continue to hold approximately 60% market share of line matrix printers. We intend to maintain and grow our market share through a continued focus on our telemarketing efforts to the Printronix and IBM installed base in order to create greater upgrading within the installed base and increase our share of the post-sale recurring revenue stream. We believe line matrix printers offer a lower cost, reliable and robust alternative to laser printing as they can withstand harsh operating conditions.

We believe we have increased our market share of the high-performance thermal printer market to over 8%. We believe the activities generated by RFID printing requirements are also generating increased sales of our T5000 thermal printer. Our strategy is to continue to grow market share by delivering compelling solutions around our thermal products, including RFID products.

Sales by Channel

Sales by channel, related percent changes, and percent of total sales for the third quarter of fiscal year 2005 and 2004 were as follows:

	Three Months Ended			Percent of Total Sales
	December 24,	December 26,	Percent	December 24,	December 26,
	2004	2003	Change	2004	2003
	($ in thousands)
Channel
OEM	$9,917	$9,862	0.6%	29.2%	29.1%
Distribution	22,343	21,967	1.7%	65.9%	64.8%
Direct	1,668	2,080	(19.8)%	4.9%	6.1%

	$33,928	$33,909	0.1%	100.0%	100.0%

For the current quarter, sales through the OEM channel were flat overall compared with the year ago period as gains in EMEA were offset by lower sales in the Americas and Asia Pacific. Distribution sales increased from the year ago period primarily in Asia Pacific.

Sales by Customer

Sales by customer, related percent changes and percent of total sales for the third quarter of fiscal year 2005 and 2004 were as follows:

	Three Months Ended			Percent of Total Sales
	December 24,	December 26,	Percent	December 24,	December 26,
	2004	2003	Change	2004	2003
	($ in thousands)
Customer
Largest customer — IBM	$7,706	$6,671	15.5%	22.7%	19.7%
Second largest customer	$2,663	$3,098	(14.0)%	7.9%	9.1%
Top ten customers	$17,829	$17,976	(0.8)%	52.5%	53.0%

We believe the increase in sales to our largest customer is mainly due to the conversion in the prior year to a direct ship method in EMEA but also partially attributable to our telemarketing efforts to their U.S. installed base and our collaborative work with IBM field sales personnel and resellers on their major accounts.

Recurring Revenue

Recurring revenue from the installed base was $12.2 million in the current quarter, down from $12.9 million a year ago. As a percentage of sales, recurring revenue from the installed base decreased to 35.9% for the current quarter, down from 37.9% for the same quarter last year. The reduction from the year ago quarter was due to lower spares and repairs sales into our North American OEMs. Recurring revenue includes line matrix ribbons, laser consumables, spares sales, sales under the advance exchange program, printer maintenance and depot repair services. We intend to grow our recurring revenue by focused marketing to our installed base of customers and by adding sales channels to market.

Impact of the Euro

Changes in the Euro’s value in the current quarter compared with the year ago quarter increased revenue by $0.4 million.

Compared with the Prior Year To Date — Overview

Consolidated revenues for the nine-month periods ended December 24, 2004 and December 26, 2003 were $99.0 million and $93.5 million, respectively, and increased by $5.5 million, or 5.9%. Thermal sales, including RFID sales, increased substantially over the year ago period, line matrix sales increased moderately and the remaining product line sales decreased. Thermal sales increased $4.6 million, or 35.6%, partly due to our RFID initiatives, which are generating sales of both non-RFID and RFID thermal products. EMEA and Asia Pacific sales increased but were somewhat offset by lower sales into the Americas. The valuation of the Euro contributed $1.5 million to EMEA revenues.

Sales by Geographic Region

Sales by geographic region, related percent changes and percent of total sales for the nine months ended December 24, 2004 and December 26, 2003 were as follows:

	Nine Months Ended			Percent of Total Sales
	December 24,	December 26,	Percent	December 24,	December 26,
	2004	2003	Change	2004	2003
	($ in thousands)
Geographic Region
Americas	$46,147	$48,612	(5.1)%	46.6%	52.0%
EMEA	35,520	31,135	14.1%	35.9%	33.3%
Asia Pacific	17,347	13,759	26.1%	17.5%	14.7%

	$99,014	$93,506	5.9%	100.0%	100.0%

The decrease in sales in the Americas was principally due to a decrease in the OEM channel due to lower sales to IBM in the first fiscal quarter. Sales into EMEA increased mainly as a result of stronger sales in the distribution channel and partially as a result of an increase in sales to IBM. In the prior year period, IBM was converting to a direct ship method in EMEA and was reducing their inventory as a result. Asia Pacific sales were up partially to the effect of SARS earlier in the year ago period and partially through the distribution channel into China, where sales were $6.1 million, an increase of $2.2 million.

Sales by Product Technology

Sales by product technology, related percent changes and percent of total sales for the nine months ended December 24, 2004 and December 26, 2003 were as follows:

	Nine Months Ended			Percent of Total Sales
	December 24,	December 26,	Percent	December 24,	December 26,
	2004	2003	Change	2004	2003
	($ in thousands)
Product Technology
Line matrix	$70,220	$67,909	3.4%	70.9%	72.6%
Thermal *	17,586	12,971	35.6%	17.7%	13.9%
Laser	9,565	10,745	(11.0)%	9.7%	11.5%
Verification products	1,643	1,881	(12.6)%	1.7%	2.0%

	$99,014	$93,506	5.9%	100.0%	100.0%

*RFID	$1,882	$75	2,409.3%	1.9%	0.1%

Line matrix sales increased, we believe, partially as a direct result of our demand generation programs to our installed base and that of our largest customer. In addition, line matrix sales also increased as a result of IBM’s conversion to a direct ship method in EMEA in the year ago period. We believe the opportunities presented by RFID are also generating interest in and sales of our non-RFID thermal printers, as we gain exposure to businesses we had not previously sold to.

Sales by Channel

Sales by channel, related percent changes, and percent of total sales for the nine months ended December 24, 2004 and December 26, 2003 were as follows:

	Nine Months Ended			Percent of Total Sales
	December 24,	December 26,	Percent	December 24,	December 26,
	2004	2003	Change	2004	2003
	($ in thousands)
Channel
OEM	$29,313	$30,775	(4.7)%	29.6%	32.9%
Distribution	63,827	57,845	10.3%	64.5%	61.9%
Direct	5,874	4,886	20.2%	5.9%	5.2%

	$99,014	$93,506	5.9%	100.0%	100.0%

OEM sales were down principally in the Americas as a result of lower sales to our largest customer earlier in the fiscal year. Distribution sales increased in EMEA and in Asia Pacific, on stronger sales into China. Also the Asia Pacific region had been impacted by SARS earlier in the prior fiscal year. Direct sales increased primarily in EMEA and Asia Pacific.

Sales by Customer

Sales by customer, related percent changes and percent of total sales for the nine months ended December 24, 2004 and December 26, 2003 were as follows:

	Nine Months Ended			Percent of Total Sales
	December 24,	December 26,	Percent	December 24,	December 26,
	2004	2003	Change	2004	2003
	($ in thousands)
Customer
Largest customer — IBM	$21,845	$21,939	(0.4)%	22.1%	23.5%
Second largest customer	$7,867	$8,108	(3.0)%	7.9%	8.7%
Top ten customers	$50,955	$48,327	5.4%	51.5%	51.7%

Sales to our largest customer were flat overall over the year ago period. Gains in EMEA as a result of IBM’s conversion to a direct ship method in the prior fiscal year were offset by lower sales in the Americas during the first fiscal quarter.

Recurring Revenue

Recurring revenue from the installed base was $37.6 million, up from $37.4 million a year ago. As a percentage of sales, recurring revenue decreased to 38.0% of total sales as a result of higher sales in the current year, down from 40.0% a year ago.

Impact of the Euro

Changes in the Euro’s value in the current year to date period compared with the year ago period increased revenue by $1.5 million.

Radio Frequency Identification (“RFID”)

Industry projections indicate that RFID will change the annual growth of high-performance thermal printers from 10% in 2003 to a range of 30-40% per year as RFID deployment takes place. However, the evolving standards, the delay in availability of GEN2 RFID chips, the need for a variety of label antennas for different materials, label quality, and ROI considerations, create an environment of uncertainty in which RFID deployment exists today. Despite this uncertainty, there is a growing worldwide interest in the potential of RFID to improve supply chain efficiency. During the current quarter,

Printronix responded to this growing worldwide interest by introducing a new line of RFID ready thermal printers with multi-protocol encoding that comply with European standards to support users with RFID pilot programs and RFID deployment within the European market. Also, during the quarter, we installed demonstration units within several Asian countries to provide suppliers with an introduction to RFID.

Wal-Mart is maintaining a RFID deployment schedule that requires an additional 200 suppliers to be RFID compliant by January 2006. EPC Global has endorsed a GEN2 RFID protocol. Implementation of this standard will likely take several quarters, but once implemented it is expected to cause an acceleration of RFID adoption. As a result of these developments, RFID continues to be a viewed as having great potential to improve the efficiency of global supply chains. We believe that Printronix is well positioned with RFID printing solutions and global support to participate in this opportunity.

Gross Margin

Gross margin for the current quarter was 39.8%, down from 40.5% for the same quarter last year. The decrease from the prior year quarter is primarily due to product mix. The impact of the Euro contributed a $0.3 million, or 0.9%, improvement in the gross margin over the prior year quarter.

Gross margin was 39.3% for the nine-month period ended December 24, 2004, up from 37.9% for the nine-month period ended December 26, 2003. The improvement over the prior year period was primarily due to higher sales volumes and a stronger Euro, somewhat offset by product mix changes. The impact of the Euro caused a $1.2 million improvement, or 1.2%, in the gross margin over the prior year to date period.

Operating Expenses

Compared with the Prior Year Quarter

Engineering and development, sales and marketing and general and administrative expenses, related percent changes and percent of total sales for the third quarter of fiscal year 2005 and 2004 are as follows:

	Three Months Ended			Three Months Ended
	December 24,	December 26,	Percent	December 24,	December 26,
	2004	2003	Change	2004	2003
	($ in thousands)			Percent of Total Sales
Engineering and development	$4,137	$4,014	3.1%	12.2%	11.8%
Sales and marketing	6,041	5,726	5.5%	17.8%	16.9%
General and administrative	2,208	2,195	0.6%	6.5%	6.5%

Total operating expenses	$12,386	$11,935	3.8%	36.5%	35.2%

Engineering and development expenses for the current quarter increased compared with the same quarter last year due primarily to a one-time charge to write-off tooling.

Expansion of sales and marketing efforts, including marketing efforts related to launching RFID in Europe and demand generation activities, increased over the prior year.

Compared with the Prior Year To Date

Engineering and development, sales and marketing and general and administrative expenses, related percent changes and percent of total sales for the nine months ended December 24, 2004 and December 26, 2003 are as follows:

	Nine Months Ended			Nine Months Ended
	December 24,	December 26,	Percent	December 24,	December 26,
	2004	2003	Change	2004	2003
	($ in thousands)			Percent of Total Sales
Engineering and development	$12,051	$11,808	2.1%	12.2%	12.6%
Sales and marketing	18,224	16,183	12.6%	18.4%	17.3%
General and administrative	6,495	6,069	7.0%	6.5%	6.5%

Total operating expenses	$36,770	$34,060	8.0%	37.1%	36.4%

Engineering and development expenses for the nine-month period ended December 24, 2004 increased due to higher product development costs earlier in the year for three new offerings for RFID Smart Label printing solutions that include field upgradeable thermal printers, and an RFID label applicator, co-developed with FOX IV Technologies, Inc. In addition, the increase is also attributable to the current third quarter one-time charge to write-off tooling.

Year to date sales and marketing expenses increased compared with the same period last year mainly due to expansion of sales and marketing efforts, including geographic expansion, demand generation activities, and RFID market introduction programs.

General and administrative expenses for the year to date period increased mainly as a result of higher consulting costs associated with satisfying Sarbanes-Oxley requirements and higher legal costs.

Foreign Currency (Gains) Losses, Net

Current quarter foreign currency transactions and remeasurements were losses of $12 thousand versus losses of $54 thousand a year ago. For the nine months ended December 24, 2004, foreign currency transactions and remeasurements were losses of $41 thousand versus gains of $52 thousand a year ago. Changes in foreign currency transactions and remeasurements for the three and nine months ended December 24, 2004 compared with the prior comparable periods were principally due to the effect of changes in the value of the Euro.

Interest and Other Expenses, Net

Interest expense decreased to $363 thousand in the current year to date period, down from $476 thousand a year ago, due to a one-time charge in the year ago period. Interest income for the three and nine months ended December 24, 2004 includes a one-time benefit of $117 thousand related to resolving a federal income tax credit. The components of interest and other expenses, net, for the three and nine months ended December 24, 2004 compared with the prior comparable periods, were as follows:

	Three Months Ended		Six Months Ended
	December 24,	December 26,	December 24,	December 26,
	2004	2003	2004	2003
Interest expense	$134	$113	$363	$476
Interest income	(247)	(65)	(429)	(213)
Other expense (income)	(12)	8	(19)	13

Interest and other (income) expenses, net	$(125)	$56	$(85)	$276

Income Taxes

We have subsidiaries in various countries and are therefore subject to varying income tax rates. The tax provision for the three and nine months ended December 24, 2004 reflects the tax provision of our foreign operations and changes to the valuation allowance related to net operating loss carryforwards generated in the United States. The tax provision for the three and nine months ended December 26, 2003, reflects the realization of certain deferred tax assets due to our ability to carryback and the lower income tax rates in foreign countries in which we operate.

The current year to date effective tax rate of 40% exceeded our range of estimates for fiscal year 2005 which were between 25% and 30%, primarily due to a delay in obtaining an extension of our favorable pioneer tax status in Singapore for income generated from the manufacture of the Printronix P5000 series line matrix products. We expect to obtain a favorable tax ruling during the fourth fiscal quarter.

Congress passed the American Jobs Creation Act of 2004 on October 22, 2004 (“the Act”). The Act contains numerous changes to existing tax laws including, but not limited to, incentives to repatriate foreign accumulated earnings and other international tax provisions regarding foreign tax credits.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”) and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). Both FSP No. 109-1 and 109-2 are effective upon issuance.

FSP No. 109-1 clarifies the application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No.109”), to this new Deduction for Qualified Production Activities by stating the deduction should be accounted for as a special deduction under SFAS No. 109, rather than as a tax-rate deduction, and should be reported no earlier than the year in which it is reported on the tax return.

We believe it is probable that this deduction will not be available to Printronix because of our existing domestic net operating losses.

FSP No. 109-2 addresses the impact of the Act’s one-time 85% dividends received deduction for repatriated foreign earnings, provided they are reinvested in the permitted uses specified in the Act. FSP No. 109-2 allows companies additional time to determine whether any foreign earnings will be repatriated under the Act and evaluate how the law affects whether undistributed earnings continue to qualify for SFAS No. 109’s exception from recognizing deferred tax liabilities.

We have not completed our evaluation of the effects of this Act and have not reached a conclusion that it is probable that foreign earnings will be repatriated. Therefore, as a result, we cannot conclude on what the associated tax effects may be and have not recorded any such tax effects in our fiscal year 2005 financial results. We expect to complete our evaluation during fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity has historically been cash generated from operations. We ended the quarter with cash and cash equivalents of $41.9 million, an increase of $5.2 million from the beginning of the fiscal year. Approximately $8.0 million was provided by operations. Capital expenditures totaling $3.1 million were the major use of funds for the fiscal year to date.

A subsidiary of the company maintains an unsecured line of credit with a foreign bank for $1.8 million. The company also maintains a credit agreement in the amount of $2.7 million with a foreign bank to support our hedging activities. In September 2004, the company increased its standby letter of credit related to its workers’ compensation program from $0.2 million to $0.4 million. During and as of the periods presented, no amounts were borrowed under these agreements. The company also has a $14.4 million seven-year note, secured by our Irvine facility. The note requires monthly principal and interest payments and a balloon payment of $12.6 million on June 1, 2007. We ended the current fiscal quarter with long-term debt of $13.7 million and $0.7 million for the current portion on the note.

The remaining shares that can be repurchased at the discretion of management under our stock buyback program totaled 227,395 shares at December 24, 2004.

We do not anticipate any significant changes to our capital expenditure needs, or our cash requirements for quarterly dividend payments, in the foreseeable future, which we expect to fund from cash from operations.

As of December 24, 2004, there have been no material changes in the company’s significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K, other than increasing our workers’ compensation letter of credit as discussed above.

If demand for our products decreased, there could be a risk that cash provided from operations would diminish. We believe we could obtain bank financing secured by collateral. However, we can offer no assurances that such financing would be available on favorable terms, or at all. We believe that our internally generated funds will adequately provide for working capital requirements, capital expenditures, engineering and development needs and other financial commitments for the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

The company’s off-balance sheet arrangements consist of operating leases, credit facilities and guarantees. There were no material changes in our operating lease agreements as of December 24, 2004 from that reported in our Annual Report on Form 10-K. Information regarding our credit facilities can be found in the preceding section and in Note 3. We have not recorded a liability for the fair value of the guarantees made by the company, as we believe that value to be minimal.

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

NEW ACCOUNTING STANDARDS

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The company is currently evaluating the financial statement impact of the implementation of SFAS No. 151.

In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” See discussion regarding the company’s adoption of these statements in the Management’s Discussion and Analysis of Income Taxes above.

In December 2004, the FASB issued SFAS No. 123®, “Share-Based Payment.” SFAS No. 123® requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. SFAS No. 123® is effective for public entities (other than those filing as small business issuers) for interim or annual periods beginning after June 15, 2005, the second quarter of our fiscal year 2006. SFAS No. 123® applies to new awards and to awards modified, repurchased or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date (modified prospective application). Upon adoption, prior periods may be, but are not required to be, restated. The company is currently evaluating the financial statement impact of the implementation of SFAS No. 123®.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosure About Market Risk

PRINTRONIX, INC. AND SUBSIDIARIES

MARKET RISK

The company operates on a global basis and may be impacted by foreign currency exchange rate fluctuations. We have a foreign currency-hedging program in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. Under the program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of December 24, 2004, we had outstanding forward exchange contracts with a notional amount of $4.0 million. Based on the fair value of these contracts at December 24, 2004, we recorded a net liability of $0.3 million.

We have financial instruments that are subject to interest rate risk, principally debt obligations. Long-term borrowings, consisting of a note secured by our Irvine facility, are at variable rates based on the London Interbank Offered Rate (“LIBOR”), and are reset at our discretion for periods not exceeding one year. During the current quarter and for the current year to date period, the weighted average interest rate on the note was 3.4% and 2.9%, respectively. If interest rates were to increase by 10% (34 or 29 basis points on the note), the impact on our pre-tax earnings would not be material.

PART I. FINANCIAL INFORMATION

Item 4. Controls and Procedures

PRINTRONIX, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 24, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, BDO Seidman, LLP (“BDO”), our independent auditors, have identified matters they believe to be significant deficiencies under standards established by the Public Company Accounting Oversight Board. BDO and management have reported to the audit committee that these matters are not material weaknesses. The matters involve internal controls over certain limited aspects of our quarterly closing process related to accrued liabilities. Management has addressed these control deficiencies by adding additional procedures and adding additional accounting personnel.

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

Reports on Form 8-K

A Current Report on Form 8-K dated October 7, 2004 was furnished by the company to the Securities and Exchange Commission announcing its results for the second quarter of fiscal year 2005.

PRINTRONIX, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINTRONIX, INC. (Registrant)
Date: February 4, 2005	By:	/s/ George L. Harwood
George L. Harwood
Sr. Vice President, Finance, Chief Financial Officer, and Secretary (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

31.1	Certification Pursuant to Rule 13a-14(a) and15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) and15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002