Form 10-K
period 2005-03-25
PRINTRONIX INC
filed 2005-07-07
CIK 311505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 25, 2005

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
Common Stock, Par Value $0.01,
Including Common Share Purchase Rights
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).     Yes ☐          No ☑
      On September 24, 2004, there were 6,346,955 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock (based upon the closing price of $13.56 per share as quoted in the Nasdaq Stock Market® on September 24, 2004) held by non-affiliates of the Registrant was $62,887,076.
      On June 24, 2005, there were 6,528,670 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock (based upon the closing price of $15.74 per share as quoted in the Nasdaq Stock Market® on June 24, 2005) held by non-affiliates of the Registrant was $77,741,922.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 16, 2005 are incorporated by reference into Part III and Part IV of this report.

PRINTRONIX, INC.

i

PART I
Forward-Looking Statements
      Except for historical information, this Annual Report on Form 10-K contains “forward-looking statements” about Printronix, within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “objectives,” “believes,” “expects,” “plans,” “intends,” “should,” “estimates,” “anticipates,” “forecasts,” “projections,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer peripheral industry and in the economy in general; the ability of the company to achieve growth in the Asia Pacific market; adverse political and economic events in the company’s markets; a worsening of the global economy due to general conditions; a worsening of the global economy resulting from terrorist attacks or risk of war; a worsening of the global economy resulting from a resurgence of SARS (Severe Acute Respiratory Syndrome); the ability of the company to maintain its production capability in its Singapore plant or obtain product from its Asia Pacific suppliers should a resurgence of SARS occur; the ability of the company to hold or increase market share with respect to line matrix printers; the ability of the company to successfully compete against entrenched competition in the thermal printer market; the ability of the company to adapt to changes in requirements for radio frequency identification (“RFID”) products by Wal«Mart and/or the Department of Defense (the “DOD”) and others; the ability of the company to attract and to retain key personnel; the ability of the company’s customers to achieve its sales projections, upon which the company has in part based its sales and marketing plans; the ability of the company to retain its customer base and channel; the ability of the company to compete against alternate technologies for applications in its markets; and the ability of the company to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change. We encourage readers of this Annual Report on Form 10-K to review the Risk Factors section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations. The company does not undertake to publicly update or revise any of its forward-looking statements, even if experience or new information shows that the indicated results or events will not be realized.
Message from the President

Fiscal 2005 Year in Review — Sales Turnaround and RFID Deployment
      Fiscal year 2005, which ended March 25, 2005, was an important year for Printronix as we continued to develop our RFID solutions and conducted initial deployment within top-tier Wal«Mart suppliers. Printronix introduced and installed a “Smart Label Printing Applicator” that was co-developed with Fox IV Technologies, Inc. (“Fox IV”) for consumer packaged goods (“CPG”) suppliers that require automatic label applicators to operate on their conveyor lines. Printronix also introduced a multi-protocol RFID printer that seamlessly integrates with all of the current RFID standards, provided software downloads to keep installed RFID printers up to date with changing standards and completed development to be compliant with the forthcoming second generation (“Gen 2”) RFID standards established by EPC Global, the RFID industry standards group. During the fiscal year, Printronix also concluded development of a new T5000r thermal product family that comes standard with RFID capabilities, higher printing speed than competitors and compatibility with legacy applications written for other printers, as well as Printronix Graphic Language. This new family protects the user’s investment in barcode label printing because it is field upgradeable to RFID. We believe that these developments differentiate Printronix from our competitors. A Venture Development Corporation (“VDC”) market study seemed to confirm this belief, reporting that Printronix had about 43 percent market share of ultra-high frequency (“UHF”) RFID printer/encoders for calendar year 2004.
      In concert with focus on the RFID growth strategy, Printronix also reversed the recent trend of declining sales. As a result, we achieved sales growth of 5 percent for the full fiscal year 2005 compared with fiscal year 2004. Approximately 39 percent of the growth was due to RFID related sales in the United States and the balance was from the ongoing global business of Printronix in line matrix and thermal printing. We believe that achieving a competitive position in the initial deployment of RFID printing solutions for the Wal«Mart/

DOD requirements, coupled with the strengthening of the base business of Printronix, is building the foundation for continued growth in the future.
      The unique collaborative demand-generation program with IBM that was launched in the U.S. early in fiscal year 2005 was effective in turning around the decline of line matrix IBM sales, as well as helping the growth of IBM thermal printer sales. Printronix worldwide line matrix sales grew 3 percent during fiscal year 2005. In a positive development, the worldwide market for line matrix printers in calendar year 2004 was reported by VDC to have grown approximately 5 percent, with Printronix’s market share at 57 percent. Printronix worldwide thermal printer sales grew 32 percent in fiscal year 2005. VDC reported that the high-performance segment of thermal printers grew 20 percent in calendar year 2004, with Printronix’s market share at 8.5 percent. Printronix also continued to strengthen geographic expansion with several new sales offices outside the U.S. These accomplishments are indicative of Printronix’s strong global base business encompassing manufacturing, supply-chain and back office printing.
      Sales for fiscal year 2005 were $131.7M with a profit of 30¢ per share compared with $125.1M and 11¢ per share in fiscal year 2004. Printronix also continued to expand its cash and short-term investment position, which grew $8.2M in fiscal year 2005 to $44.9M. Printronix paid its first dividend of 5¢ per share in the fourth quarter of fiscal year 2005 and, since then has paid an increased dividend of 7¢ per share in the first quarter of 2006.
      While RFID label-printing deployment is in its infancy, and the rate of deployment uncertain, interest continues to grow in this next information technology infrastructure for the retail industry and its supply-chain. With a strong presence in the initial stage of deployment, Printronix is well positioned to participate in this growth. Taken together with a strong global base business, we believe that Printronix can competitively serve global supply chains as they expand with this new technology.

Robert A. Kleist
President and Chief Executive Officer
Printronix, Inc.

Item 1.	Business

General
      Printronix is the leader in multi-technology “Supply-Chain Printing Solutions,” which provide remotely managed printers that produce labels, transaction documents and information reports in the supply-chain for businesses around the world. Printronix manufactures three types of applications-compatible printers — line matrix, thermal and fanfold laser, as well as software that manages these printers in an enterprise network. Its integrated network solutions enable the printing of bar codes, labels, forms, and reports, verify their accuracy and offer unequaled diagnostic technology. The solutions and printers have an open systems architecture that enables them to be seamlessly integrated into enterprise networks and operate with legacy applications written for other printers.
      In addition, Printronix invests in new technology to meet the user’s need to transition to new information technology (“IT”) infrastructures. This is exemplified by the company’s entry in RFID smart label (label with an embedded chip and antenna) printing solutions. Printronix was first to deliver RFID printing solutions for the Wal«Mart/ DOD compliance requirements and has collaborative alliance partnerships to develop products that enable Wal«Mart/ DOD suppliers to fulfill these requirements in a timely manner without business interruption. Printronix led the worldwide UHF Electronic Product Code (“EPC”) printer market in 2004, according to the 2004 Global RFID Planning Service study conducted by VDC. To maintain our market leadership, we intend to participate in the second generation of RFID industry developments. We have entered into an alliance with Impinj Inc. and have demonstrated Gen 2 interoperability. We are also working with Texas Instruments Incorporated, Matrix, Inc., recently acquired by Symbol Technologies, Inc. and other Gen 2 chip manufacturers.

      Printronix develops, designs, manufactures and markets medium- and high-speed printing solutions and related supplies and services. Products are designed for use in mission-critical applications where unsurpassed reliability and performance are crucial. Products are used in industrial settings such as manufacturing plants and distribution centers, in addition to back offices and information technology departments. Our printers are available in languages used around the world. Printronix has a global presence with manufacturing and configuration sites located in the United States, Singapore, Holland and Mexico. In addition, we have 22 sales and support locations around the world to support users, channel partners and alliance partners.
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
      Printronix is differentiated from competitors in several key areas. We offer three printing technologies: line matrix, thermal and fanfold laser, which are unified by a common control architecture called Printronix System Architecture (“PSA”tm). We provide post-sales support with supplies, spares, repairs and onsite maintenance services, and professional services for custom applications. We also offer PrintNet® Enterprise (“PrintNet”), a web-enabled remote printer-management tool, combining printer diagnostics, troubleshooting, an alerting system and visibility that allows remote management control of Printronix printers anywhere in the world from a networked desktop. Our printing solutions offer direct connectivity to the enterprise software (i.e. SAP®, Oracle®), thus eliminating costly middleware. In addition, a unique On-line Data Validation (“ODV”tm), feature provides a differentiated solution in thermal printing for compliance labeling by monitoring bar code labels as they are printed to ensure scanability. This capability, together with the ODV Data Manager for network management, provides the architecture for RFID printing which requires a 100 percent readability guarantee. Printronix also designs, manufactures and markets bar code verifiers. We offer both hand-held and on-line verifiers that incorporate traditional and American National Standards Institute (“ANSI”) verification. We develop and own most of the technology employed in our products.
      To support the installed base of printers and verifiers, Printronix sells consumables, such as ribbons and toner, spare parts and provides other customer services such as the Advanced Exchange spare parts logistics program, repairs and maintenance. Under the Advanced Exchange Program, channel partners do not need to stock inventory of spare parts as we ship parts directly to their repair site. After the repairs are completed, channel partners then ship the defective part back to us. Printronix also manages customer service contracts for some key customers. The consumable supplies, spare parts and customer services provide recurring revenue on the installed base of Printronix printers.
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
      The business is affected by global changes in the level of capital spending to expand or enhance manufacturing plants, distribution centers and investments in information technology spending. We believe the increasing importance of supply-chain management, warehouse automation and the increasing use of bar-coded labels offer opportunities for long-term growth. RFID smart label printing solutions are expected to contribute to this growth as a new technology that generates new buying decisions. This fits into our corporate strategy of continually building user satisfaction within our installed base while developing printing solutions to support the next IT infrastructure for those users.
      Printronix, Inc. was incorporated in California in 1974 and was reincorporated in Delaware in December 1986. Our headquarters are located at 14600 Myford Road, Irvine, California, 92623 and our internet web address is www.printronix.com. Our main phone number is (714) 368-2300. All of Printronix’s filings with the Securities and Exchange Commission (“SEC”) are available free of charge through our investor relations page on our internet site, as soon as reasonably practicable after such documents are filed, or alternatively at www.sec.gov. Our stock is traded on the Nasdaq Stock Market under the symbol PTNX. Unless the context otherwise requires, the terms “we,” “our,” “us,” “company” and “Printronix” refer to Printronix, Inc. and its consolidated subsidiaries.
      Certain geographical information for Item 1 is found in Note 7 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Market Overview
      In calendar year 2004, Printronix had a 57 percent market share in the worldwide line matrix market, excluding Japan. Printronix had significant growth in the Asia market, which was offset by declining sales in the Americas and EMEA regions. We increased our overall high-performance thermal market share from 7.6 percent to 8.5 percent in 2004. We are gaining exposure to leading CPG enterprises through our RFID initiatives, which are contributing to an increase in our market share for both RFID and non-RFID thermal products.
      During 2004, Printronix launched a series of RFID printer/encoders, which enabled us to gain a leadership position of 43 percent market share in the fast growing RFID UHF printer/encoder segment, according to the 2004 Global RFID Planning Service study conducted by VDC. Printronix led the industry in product revenue as well as RFID printer applicator installations. The VDC study sized the 2004 global UHF desktop and applicator market at $4.5 million, with Printronix capturing $1.9 million of the market. VDC developed this breakdown based on its proprietary research, industry discussions, market research and vendor analysis.
      Industry analysts do not track the size of the fanfold laser market; however, we believe Printronix has a significant market share in the high-end fanfold laser label-printing segment.
Geographical Regions
      We classify revenue into three geographical regions; The Americas, Europe, the Middle East and Africa (“EMEA”), and Asia Pacific. Printronix products are sold in eighty countries. We believe that a large percentage of our future revenue will continue to come from outside of the Americas. Sales outside the America’s were $69.3 million in fiscal year 2005, or 52.6 percent of total sales. We believe our largest growth opportunities for line matrix exist in the industrializing countries of Asia Pacific, especially China, and also in areas of EMEA. Growth opportunities for thermal, and in particular RFID, exist worldwide starting with North America and growing into EMEA and Asia Pacific as standards are set for those regions. Printronix products are predominantly priced in United States dollars and in Euros. A summary of the effects of the change in the Euro’s value can be found in Note 1 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. A summary of revenue and assets by region can be found in Note 7 of this Annual Report on Form 10-K.
Growth Strategy
      Printronix intends to continue investing in printing solutions and to leverage those solutions across its line matrix, thermal and laser products. We believe our strong balance sheet positions us well to pursue growth opportunities across all three technologies.
      We intend to continue to invest in high-speed line matrix printer development and believe these high-speed models offer an opportunity to replace aging high-speed band printers and to fulfill the growing need for higher speed printing in emerging markets. We continue to develop enhancements and new features to refresh the line matrix products. We are actively designing improvements in ribbon inking technology for line matrix printers.
      In fiscal year 2005, we continued to place special emphasis on geographic expansion, particularly in China, to fully capitalize on the growth in emerging markets. We expect to continue to invest resources in high-growth industrializing countries or under-served markets around the world.

      We expect to increase sales through our OEM channel by expanding our sales growth program with IBM. Under this program in fiscal year 2004, Printronix provided field sales support for IBM and its resellers as well as telemarketing to the IBM installed base for demand-generation in the United States. We believe our sales-teaming program has allowed us to stop the decline in sales to IBM in the United States in fiscal year 2005. We plan to deploy this program in EMEA and other selected countries around the world early in fiscal year 2006. IBM is our biggest channel to market and a Printronix OEM customer for both line matrix and thermal printers and teaming with IBM in each region is designed to grow both of these printing technologies.
      Printronix intends to grow revenue from its installed base of printers through demand-generation programs, expanding channels for supplies and increasing services. Services include maintenance, repairs, spare parts logistics programs, and professional services, such as training and custom applications.
      We believe the growing importance of RFID in the supply-chain presents growth opportunities. Our RFID products are recognized as the industry leader and we have a major share of that small, but rapidly growing market. In the first quarter of fiscal 2006, Printronix announced a second generation of its high-performance thermal product line with the introduction of the T5000r. This new product line is RFID upgradeable in the field, has faster label printing, and is able to operate with applications written for other printers.
      We continue to invest in RFID, entering into strategic alliances with key companies in the RFID market. EPCglobaltm, the EPC standards committee, is currently driving the design of a Gen 2 chip that will expectedly become the standard going forward. Printronix and Impinj Inc., one of its alliance partners, have jointly demonstrated Gen 2 interoperability using the Printronix Smart Line T5000 printer. Printronix successfully encoded, read and printed labels containing the Impinj Monzatm Gen 2 RFID tag silicon inlays, using the Printronix SL5000r MP printer. Impinj validated the encoding results with successful reads using fixed reader positions. The demonstration proves interoperability among the Gen 2 products developed by the two companies and enables Printronix and Impinj to advance the time to market for their Gen 2 offerings. We believe we have an opportunity to sell RFID labels that we have designed to be fully compatible with and optimized to be encoded by our printers. We believe that certain customers will value receiving the printer and labels from the same company knowing that we will support both products equally. This and other RFID developments, such as the Print and Apply product line, position the company for opportunities in a new high-growth market.
      We also intend to grow our non-RFID thermal market share by expanding our channels to market to serve other suppliers. A new channel to market, Scansource, Inc., was added for thermal printers late in the fourth quarter of fiscal year 2005. RFID has provided us exposure to many of the leading global consumer packaged goods companies to which we previously did not have access and allows us to sell our other products, such as line matrix, thermal and laser because the customers can see the value offered through our common architecture, solutions and support.
      Growth opportunities for RFID exist worldwide as standards are evolving very rapidly. EPC UHF frequency standards have been set for the United States, Australia, Taiwan, Singapore, and the European Union, but not yet for the rest of the world. In the third quarter of fiscal year 2005, Printronix developed the necessary radio frequency components to operate within European standards and formally launched the first European EPC UHF RFID multi-protocol printers in January 2005. We intend to provide products that meet the standards as they become finalized around the world.
Technology
      Printronix’s core technologies include line matrix and thermal print engines, subsystem controllers and software, RFID smart label printing, network-printer management and bar code verification. Line matrix, thermal and laser printers developed from these technologies are unified by a common control architecture called Printronix System Architecture (“PSA”tm), the latest version of which is PSA3. This architecture permits all three printing technologies to be application-compatible by supporting common industrial graphics languages, host communication protocols, and global network management, thereby enhancing user productiv-

ity and printer up-time. Printronix has designed and developed software and hardware that leads the industry in connectivity to allow the printers and applicators to operate in a wide variety of computer systems, software and networks. In addition, emulation software has been developed which allows our printers and applicators to be placed in environments with equipment manufactured by others and seamlessly print the host data streams without the need for modifying the applications. Printronix printers are designed to print the local languages in nearly every region around the world.
      Printronix also offers advanced network-printer management solutions with PrintNet, which is a combination of hardware and software components. PrintNet is a web-enabled remote printer-management tool, combining printer diagnostics, troubleshooting, an alerting system and visibility that allows remote management of Printronix printers anywhere in the world from a networked desktop. PrintNet includes special printer capabilities, an interface card to provide connection to an Ethernet network and a Java-based software application providing advanced configuration-management tools, event notification, remote status and diagnostic capabilities.
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
      Our most recent technology initiatives at Printronix have focused on EPC RFID encoding applications for the supply-chain, in support of RFID mandates from Wal«Mart and the DOD. Printronix introduced the industry’s first EPC UHF RFID printer/encoder in fiscal year 2004 and followed with the introduction of the first multi-protocol EPC RFID printers capable of encoding existing EPC classes in fiscal year 2005. As RFID standards continue to evolve and the EPC standards committee is currently driving the design of a second-generation chip that is expected to become the standard going forward, a second-generation RFID infrastructure has evolved. Printronix expects to be able to support these changes through the company’s investment in research and development activities intended to enhance and improve its RFID printer family.
      In response to customers’ requests for high throughput RFID labeling solutions, Printronix also introduced an automated RFID Smart Label Print and Apply system for use in manufacturing and compliance conveyor applications. In the third quarter of fiscal year 2005, Printronix developed the necessary radio frequency components to operate within European standards and formally launched the first European EPC UHF RFID multi-protocol printers in January 2005.
Line Matrix Printers
      Line matrix printing is accomplished as a hammer bank shuttles a small distance back and forth, enabling the hammers to place dots anywhere along a row across the paper or other media. As the paper or other media advances, the hammer bank returns to position to print the successive rows of dots. By increasing or decreasing the total number of hammers within the bank, the speed in which each individual row is drawn changes, creating different fundamental printer speeds. By varying the speed of the shuttle and the distance of each step of vertical paper movement, a wide range of print resolutions can be achieved.
      The dot placement of our line matrix printers is very precise, permitting accurate character, graphics, and bar code alignment. The combination of precise dot placement anywhere on the page and the use of overlapping dots rather than fully formed characters enables line matrix printers made by Printronix to produce graphic output. Another key feature of the line matrix technology is that hammer energy is very consistent, resulting in improved print quality on multi-part forms.
      These printers are available in tabletop, pedestal and cabinet models. A special zero-tear configuration enables printing on single sheets without any forms loss. The standard resolution P5000 line matrix series operate at 500, 1000, 1500, 2000 and 2400 lines per minute (“LPM”). The high-resolution P5000 H-Series printers operate at 300, 600, and 800 LPM for complex Asian characters. Printer model capabilities are augmented by optional accessories; including PrintNet Enterprise high-speed Ethernet connectivity providing full remote printer management capabilities, and a power stacker. The printers support a wide array of worldwide languages and character sets, a broad range of physical input/output options, and a full line of host system support. The result is a printer with connectivity to the majority of information system environments in worldwide markets.
      Uses for line matrix printers include reports, transaction documents, multi-part forms, bar codes, labels and program listings. The value provided by line matrix printing is the high level of reliability, the ability to function in harsh environments, the lowest cost per printed page, and the ability to handle difficult form sets and multi-part forms.
Thermal Printers
      Thermal printers continue to be the printers of choice in the creation of on-demand bar codes and label printing.
      Thermal printers create images on paper or other media by heat. The image is created either by heating an ink-based ribbon which transfers ink to the media (transfer) or by heating media in which the thermally sensitive ink is already impregnated (direct). This technology results in a readable bar code image. The value provided by thermal printing is the flexibility of high-quality, durable, on-demand label printing from wired or wireless network stations along the manufacturing production line, distribution centers, or throughout the supply-chain. Thermal printers may be either standard bar code and label printers (non-RFID), or RFID printers that include both standard bar code and label printing and RFID encoding.
      Printronix thermal printers range in print width from 4.1 to 8.5 inches and in speed from 6 to 10 inches per second. They print at 203 or 300 dots per inch (“DPI”). The T5000 wireless-enabled thermal printer models were designed, engineered and manufactured by Printronix, and they incorporate PSA3 and PrintNet. The T5000 also offers the unique ODV capability that verifies that the bar codes produced meet industry specifications and will scan accurately. With PrintNet, ODV and PSA3, the T5000 sets the standard of durability, versatility, flexibility, and manageability to meet today’s enterprise users’ needs. In the second quarter of fiscal year 2005, Printronix introduced a specially configured version of the T5000 (T5000e SR) that is field upgradeable for RFID encoding. As the industry’s first RFID field upgradeable thermal printer, the T5000e SR offers customers the opportunity to buy a standard bar code printer today, with the flexibility to move to RFID encoding in the future.
      An update of the product line (the T5000r) was announced in the first quarter of fiscal year 2006. This update of our T5000 product line has high-performance controller architecture and delivers industry leading throughput and print performance. The printers support both direct and thermal transfer methods and were designed to fulfill the demands of the high-volume, mission-critical industrial users. The T5000r series can be upgraded to RFID in the field and includes the ability to print with applications written for competitive printers.
Radio Frequency Identification (“RFID”) Smart Label Printers
      Throughout fiscal year 2005, Printronix gained market leadership and majority share in the RFID UHF, EPC printer segment. We believe Printronix is well positioned to continue to be a leading participant in the growing RFID thermal printer market.
      RFID technology has already been in use in products such as toll road transponders that identify automobiles to the transit authorities, for animal identification purposes and in libraries. RFID labels increase the effectiveness of product identification by combining traditional barcode information with electronic data on the same label.
      Much like the universal product code (“UPC”) is used today in traditional bar code labels, the smart labels are required to use the electronic equivalent, the electronic product code (“EPC”). The EPC identifies the particular item in the supply-chain by identifying the manufacturer, the product, and version. The microchip in the label will have memory to accommodate the EPC number.
      Throughout fiscal year 2005, Wal«Mart began its production rollout of RFID with its top suppliers. By the end of the fourth quarter of fiscal year 2005, 137 of Wal«Mart suppliers were actively shipping RFID tagged goods to three of Wal«Mart’s distribution centers in Dallas, Texas. Throughout fiscal year 2006, Wal«Mart is expected to expand the requirement for RFID tagged goods to the next 200 suppliers and expanding the receiving centers to include up to 12 distribution centers and 600 stores. In addition to Wal«Mart, RFID mandated shipping activity with vendors has begun with other major retailers such as Target, Tesco and Metro, and the Department of Defense. These mandates have set in motion a trend in advanced automation requiring suppliers to focus their resources on implementing RFID printing.
      There are various methods to achieve compliance with the Wal«Mart/ DOD mandate. A primary method uses a printer in creating the labels and Printronix is addressing the needs of the suppliers who choose this method. If a supplier chooses this method of compliance, the components of a typical RFID label generating system consist of three main items: RFID labels, software, and a printer/encoder. The RFID label consists of a microchip with a flexible antenna embedded in the label stock used for traditional bar coded labels, and are known as smart labels. The reader uses radio waves to scan the microchip via the antenna. The reader can read the labels without the need for physical contact or line-of-sight positioning as needed in a traditional bar coded label scanner. The RFID printers have a reader, sometimes referred to as an encoder, which encodes the microchip in the label and then immediately verifies that the label is readable. Many suppliers are choosing to automate this process by selecting a method that will automatically encode, print and then apply the label to a case or pallet. With this method, a robotic system is used which integrates a thermal printer and RFID encoding system into a label applicator. Another method to achieve RFID compliance requires suppliers to attach an RFID label that contains only the antenna and microchip. A printer is not needed to create the label with the antenna and microchip under this method, only an encoder. We believe there are numerous advantages and disadvantages to all methods.
      RFID technology will improve supply-chain visibility by allowing companies to know where every item in their supply-chain is located at any moment in time. One example of the expected benefits of RFID technology might be seen in the shipping of products from the manufacturer to the retailer. As trucks are loaded, RFID technology will allow suppliers to tell customers exactly how many of each product has been shipped. This should also enable better theft control since RFID technology would allow for continuous product verification throughout the supply-chain. In addition, RFID technology should reduce problems like inventory stock-outs by enabling more efficient demand planning as well as minimizing the potential for misplacement of in-stock items. Finally, distribution centers can streamline the identification of inventory in process that should lead to improved inventory accuracy, improved operational productivity and reduction of product shortages. All of these improvements are likely to contribute to higher revenues, lower supply-chain costs as well as better customer service and associated customer loyalty for end users of RFID technology.
      EPCGlobal, which is a joint venture of the EAN International and Uniform Code Council (the “UCC”), is developing standards for the EPC number. Together, EAN International and the UCC constitute 100 member organizations worldwide with more than one million members from 102 countries. Printronix is a founding member of EPCGlobal. Standards for the emerging RFID market are evolving very rapidly. UHF frequency standards have been set for the United States, Australia, Taiwan, Singapore, and the European Union, but not yet for the rest of the world. The design and protocols used by the microchip used in RFID smart labels is also evolving as the industry moves forward. Currently, four classes of chips are available; EPC Class 0, Class 0+ and Class 1, and Philips UCode 1.19. EPC standards committee is currently driving the design of a Gen 2 chip that is expected to become the standard going forward.
      Printronix and Impinj Inc., the Self-Adaptive Silicon® company, have jointly demonstrated EPCglobaltm Gen 2 interoperability. Printronix successfully encoded, read and printed labels containing the Impinj Monzatm Gen 2 RFID tag silicon inlays, using the Printronix SL5000r MP printer. Impinj validated the encoding results with successful reads using fixed reader positions. The demonstration proves interoperability among the Gen 2 products developed by the two companies and enables Printronix and Impinj to advance the time to market for their Gen 2 offerings.
      Printronix is also collaborating with Texas Instruments Incorporated, Matrix, Inc., recently acquired by Symbol Technologies, Inc., and other chip manufacturers to ensure interoperability within the EPC Gen 2 RFID infrastructure and drive accelerated adoption of EPC Gen 2 compliant solutions in the global retail supply-chain. We are working to help establish industry standards to enable our RFID printers to integrate effectively into our customer’s information technology and supply-chain environments. And as RFID standards continue to evolve in the near future, Printronix expects to be able to support these changes through development of software upgradeable reader technology and through the ability to field upgrade its printers to support future RFID technology.
      During the second quarter of fiscal year 2005, Printronix was the first to commercially ship a multi-protocol RFID printer family capable of encoding EPC Class 0, 0+ and 1, and the first to commercially ship a fully integrated print, encode and apply system. The SLPA7000 print, encode and apply system was co-developed with FOX IV, a leading label applicator provider. During the third quarter of fiscal 2005, Printronix was also the first to commercially ship its multi-protocol printer family for the European Union. These Printronix RFID Smart Label printers encode the label with a UHF radio signal, print human readable traditional bar code information on the label and verify the encoded information. Printronix now markets RFID offerings such as the Smart Line RFID desktop printers (SL5000) and Smart Label Printer Applicators (SLPA7000), as well as a Smart Label Developer’s Kit that allow its customers to develop RFID printing solutions in a test environment before integrating these solutions into current operations. Printronix has developed Software Migration Tools (“SMT”) which enable a printer to automatically create RFID commands from existing legacy label bar code applications’ data streams. Printronix also offers an RFID Integrator Program that brings customers together with partners carefully selected by Printronix who are RFID industry experts and technicians.
      Printronix has also developed a Professional Services staff that is leveraging its technical know-how with the goal of supporting its customers in their migration to an RFID-enabled environment. This is expected to be accomplished through consulting, label compliance and certification, and Enterprise Resource Planning (“ERP”) systems and application migration and implementation support.
      Given the Wal«Mart/ DOD mandates that all suppliers use RFID tags on all pallets and cases, it is expected that the RFID portion of the thermal market will have significant growth potential. Printronix being first to market with an EPC printing solution, and through its significant level of focus on RFID technology expects to have market access for RFID applications beyond that which its present thermal market share might indicate. While Printronix acknowledges that there is at least one larger company now vying for a strong position in the RFID printer market, we believe that we are positioned as a strong participant in the emerging RFID print opportunity.
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
      The LaserLine L5520 and L5535 fanfold laser printers, with their unique label-printing capabilities, operate at up to 35 PPM, 240 to 400 DPI, and have a unique flash fusing process, which produces output of exceptional durability and quality that cannot be scratched off. Unlike other laser printers, the L5520 and L5535 can print on a wide variety of media including synthetics and plastic cards. The wide carriage, which can print widths up to 14.6 inches, high-duty cycle and durability of the output make these printers particularly well suited for high-volume, utility-type billing and labeling applications.
Bar Code Verification Products
      A bar code verifier reads and decodes a bar code in the same manner as a normal scanner, but it also analyzes the adherence of the bar code to published industry specifications to verify that any scanner can read the barcode. Hand-held portable models and on-line models are available that meet practically any industry requirement. On-line verifiers are fixed to either printers or conveyance systems. When attached to a printer, the verifier analyzes the bar codes being produced by the printer. When attached to a conveyance system, the verifier analyzes the bar codes as they traverse in front of it. On-line models have an additional feature that communicates with the printers or conveyance systems and allows them to be controlled. These control features can stop the printers or conveyance systems, sound alarms or alert operators that manual intervention is required, if the bar codes are not meeting industry specifications. When used on Printronix thermal printers, they interact with the printer so the printer automatically overprints and voids the bad label, prints a new one, and the network manager is provided a record of the transactions through ODV Data Manager.
Supplies, Consumables and Services
      Printronix sells associated printer supplies and consumables such as ribbons, toner and labels. Line matrix ribbons are designed and manufactured by us; other supplies and consumables are purchased from outside suppliers. We offer maintenance services and the Advanced Exchange program, which provides logistical support for spares and repairs, and minimizes the amount of inventory needed by our resellers and channel partners to service the printers. The printers are sold with warranties and customers can purchase maintenance service agreements from us or from our channel that cover the post-warranty period. Printronix also repairs and sells spare parts to its channel, which are used to support their maintenance service programs. Printronix has emphasized sales and marketing efforts to capture an increasing share of the post-sale recurring revenue stream. Supplies, consumables and services, such as maintenance, are an area of expected growth because Printronix can add value.
Worldwide Market for Printronix Products
      Printronix markets products to manufacturers, distribution centers and retailers for use in mission-critical applications producing bar codes, labels, tags, transaction documents and information reports, in which reliability and scannable bar codes are valued. In addition, we market our products to information systems departments for use in producing multi-part forms and reports. The market for bar code verifiers consists mainly of companies that use bar codes as a critical source for data, that print bar codes, or that supply bar codes to other companies either as labels on products and/or have internal quality procedures relating to bar codes, such as ISO 9000 requirements.
      Standards for the emerging RFID market are evolving very rapidly. We have positioned ourselves as a RFID UHF printer/encoder market leader. Our market leadership in 2004 is a result of our RFID initiatives in the Americas and our launch of RFID in EMEA in fiscal year 2005.
      Sales outside the Americas were $69.3 million, or 52.6 percent of totals sales in fiscal year 2005 and $61.5 million, or 49.2 percent of total sales in fiscal year 2004. Our strategic geographic locations allow us to fulfill customer needs quickly.
Warranties
      We offer warranties of various lengths to our customers, depending upon the specific product and terms of the customer purchase agreement. Printronix offers generally either a 90-day on-site or a 12-month return-to-factory standard parts-and-labor warranty on printer and verifier products to most customers. Defective printers and verifiers can be returned to us for repairs or replacement in the applicable warranty period at no cost to the customer. Supplies are warranted for the shelf life of the products, which can be up to one year.

Seasonality
      Revenue patterns are only somewhat impacted by seasonal fluctuations and are more significantly impacted by the level of global spending on plant expansion and refurbishment. Typical historical revenue patterns have resulted in slightly higher revenues in our third fiscal quarter as many of our customers and their end users are completing their fourth fiscal quarter at that time. In addition, we historically experience a drop in sales in EMEA in the summer months during our second fiscal quarter.
Channel
      Printers and other products made by Printronix are sold worldwide through OEMs, and a network of full-service distributors, systems integrators and value-added resellers. In addition, Printronix has a program to market directly to Major Accounts, most of which are fulfilled through the distribution-channel or IBM.
      Channel sales as a percent of total revenue for the three fiscal years in the period ended March 25, 2005 were as follows:

	March 25,	March 26,	March 28,
	2005	2004	2003

Channel:
OEM	29.7%	31.3%	38.9%
Distribution	64.2	63.1	56.4
Direct	6.1	5.6	4.7

	100.0%	100.0%	100.0%

      In the U.S. and parts of EMEA, Printronix builds products to order and ships directly from its factories to the end user in most cases, thus reducing its partners’ inventory levels and resulting in minimal order backlog to Printronix.
      The emergence of the RFID market has created new opportunities. We have actively sought and obtained new alliance partners and RFID integrators to stay competitive and continue to gain exposure in the rapidly evolving RFID market. We added a new channel to market, ScanSource, Inc., for thermal printers late in the fourth quarter of fiscal year 2005. Printronix’s position as the RFID UHF printer/encoder market leader has allowed it to gain exposure to new sources of customers and referrals that can ultimately be fulfilled through its channel partners.
      Information on sales to our largest customers can be found in Note 7 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Competition
      Products made by Printronix compete in the overall market for medium- and high-speed computer printers and radio frequency printer/encoders. The overall market includes line matrix, thermal transfer, RFID printer/encoders, laser, inkjet, serial, and band printers. We compete directly with several companies of varying sizes, including some of the largest businesses in the United States and Japan.
      Competitive factors in the printer/encoder markets include reliability, durability, total cost of ownership, price, print quality, versatility of special performance features, multi-protocol UHF RFID encoding, information systems connectivity, channel-to-market, post-sales support, including professional services, and financial resources to invest in new product designs and features. We believe our printers are highly competitive with regard to features, reliability, durability, price/performance, post-sales support and cost of ownership. The wide range of our professional services enables our printing solutions to deliver their full potential in the customer’s enterprise system. We invest more heavily in research and development than the industry average, but can offer no assurance that products with superior technology or superior price/performance will not be introduced by competitors. If introduced, those products could have a material adverse impact on consolidated results of operations and financial position. Knowledge of a pending new product in the marketplace by us or by our competitors may have an adverse impact on revenue as customers may delay purchasing decisions until the new product is available.
      The worldwide market for line matrix printers for calendar year 2004 was $102 million, excluding Japan. Line matrix, a mature technology, declined in the Americas and EMEA in the past several years as a result of competition from lower price laser and thermal printers, trends of decentralized printing and conversion to electronic forms. However, VDC reports that this market grew 4.7 percent in calendar year 2004 due to growth in the Asia Pacific region, particularly in India. The market continues to experience consolidation leaving only Printronix, and Tally/ Genicom as the two dominant vendors. With 57 percent market share, down from 62 percent in the prior year, Printronix continues to hold the dominant position. Tally/ Genicom strengthened its position in 2003 by their merger, and in 2004 gained 3 percent market share to 27 percent, by refocusing their efforts on line matrix printers. In 2004, the growth in Asia Pacific countered the decline in the Americas and EMEA. Due to expectations of growth in Asia Pacific and Eastern Europe offset by an Americas and Western European market that is expected to remain flat, the overall line matrix market is predicted to remain flat or experience minimal growth.
      Our strategy, in this mature market, is to encourage greater upgrading within our installed base with demand-generation programs, increase our share of the post-sale recurring revenue stream for each printer installed, and fully capitalize on the growth in China and other emerging markets by adding competitive features as needed. We are also actively teaming with IBM, our largest channel to market, to provide sales support in the Americas. We plan to launch a similar program in EMEA during the first quarter of fiscal year 2006.
      Industry analysts estimated the worldwide market for high-end thermal printers for calendar year 2004 was $201.7 million. This represents market growth of 20 percent from calendar year 2003, 18 percent excluding the RFID UHF printer/encoder market segment, which is a subset of the market for high-end thermal printers. Printronix increased market share in its overall high-end thermal business from 7.6 percent in 2003 to 8.5 percent in 2004. Our primary competitors in the thermal market (non-RFID) are Zebra Technologies Corporation (“Zebra”), Sato, Toshiba TEC Corporation (“TEC”) and Intermec, a subsidiary of Unova. Together they account for 79 percent of the thermal high-end market.
      Printronix gained industry recognition as the market leader in the RFID UHF printer/encoder market segment. Within this segment Printronix has a 43 percent market share, and Zebra a 38 percent market share. Our strategy is to continue to grow market share in the RFID UHF printer/encoder segment, a small but emerging growth area, by providing innovative products that meet worldwide RFID initiatives including, Wal«Mart and DOD RFID requirements. We will also pursue channel expansion strategies to increase share in the market place.
      Industry data on the fanfold laser market is not available. The industrial fanfold laser market is a special niche market with few vendors. We believe we continue to have a significant market share in this segment.
      Verification products offer a unique feature mix of fixed-position verification scanning, on-line verification, hand-held verifiers, communication and controls. There is little direct competition at this time for on-line verifier products.
      Printronix invests a larger share of its revenue than its competitors in research and development and expects to continue to do so. The incremental expenditure incurred by Printronix is primarily due to the breadth of its product offerings providing superior connectivity, a broader range of printer emulations, and higher level of integrated solutions over and above the development of printers. We believe that our global presence, three technologies, advanced network-printer management capabilities, unique ODV capability and RFID printing solution leadership provide a competitive advantage.
Order Backlog
      Pursuant to Printronix’s business model, we build to order and direct ship to our channel partners’ customer in most cases. Our manufacturing process of building to order by combining printer variants, which contain features common across the printer technology family, with the end users’ unique combination of options, achieves a rapid order completion. In most cases, orders are shipped the day after they are received. As a result, order backlog is minimal and represents approximately one week of sales and is not a meaningful indication of future sales.
Production and Manufacturing
      We believe the quality and price-performance of our products are instrumental to our success. As a result, we utilize concurrent design and manufacturing in the development of our products by incorporating our manufacturing processes with the product design. We source our raw materials and components from a variety of suppliers. We assemble our printer products on a configure-to-order basis.
Raw Materials
      We purchase custom mechanical and both custom and standard electronic components from numerous outside suppliers. Most of those components used in our impact and thermal printers are available from alternate sources should an issue arise with the existing sources. Tooling is company owned and is typically transferable to a new source with minimal ramp-up time to full production capabilities. We also purchase certain components from sole sources and have no reason to believe that supply from these sources would be placed in jeopardy. If we were to lose any sole source for a component, there could be a delay in shipment of printers requiring those components until an alternate source could be ramped to fulfill production requirements. Safety stock is typically maintained for such long-lead time or single-sourced items. Our laser printer products are designed to use specific proprietary print engines and printer assemblies manufactured by outside suppliers. We have entered into written purchase agreements for these printer components and have no reason to believe that we will be unable to obtain the materials required.
Engineering and Development
      Printronix operates in an industry that is subject to technological change, and our ability to compete successfully depends upon, among other things, our ability to anticipate market needs and to respond quickly with new solutions. We invest a larger share of our revenue in research and development, about 12 percent in fiscal year 2005 versus the 6 percent of our competitors. Historically, Printronix has operated with 8-12 percent engineering expense. Accordingly, we are committed to a product-development process that is coupled to market requirements and facilitates high quality, rapid, product development and introduction.
      Engineering and development expenditures were $15.8 million in fiscal year 2005, $15.9 million in fiscal year 2004 and $15.8 million in fiscal year 2003. Engineering personnel are located in all three key regions: the Americas, Europe, and Asia Pacific. For fiscal year 2005, product development focused on a multi-part strategy: introduce new products to address the rapidly evolving RFID market, broaden product lines within existing markets, and enhance existing products to support regional expansion.
      During fiscal year 2005, we increased our focus on the development of RFID printing solutions in support of Wal«Mart, the DOD and other retailers’ initiatives. Printronix introduced its second generation of EPC RFID Smart Label printers, this following the successful introduction of the industry’s first EPC RFID printer only nine months earlier. This second-generation printer platform included a new Smart-Ready model, allowing customers to protect their investment in thermal printers by providing a field upgrade to RFID in the future. This printer platform was further enhanced with new frequencies and protocols and launched in Europe in the third fiscal quarter, marking the first introduction of a commercial UHF EPC printer in Europe. Building on the general-purpose interface released in the prior fiscal year, Printronix co-developed and launched the industry’s first EPC RFID Encode/ Print/ Apply system, which automatically applies encoded smart labels to cases and pallets with no manual intervention.
Intellectual Property
      We operate in an industry characterized by technological change and, as a result, we rely on patents, trademarks, copyrights, and licenses to a limited extent with respect to software, trade secrets, non-disclosure agreements with third parties and other rights we may have to protect our intellectual property. Printronix has been issued 49 United States and related foreign patents associated with various aspects of its printers and other technology. These patents expire from August 2006 to June 2024. Printronix also has numerous RFID related patent applications pending, including two that have been recently allowed. We believe that our patents, in various technologies (e.g., line matrix, thermal, system architecture, printer control), have competitive value and we intend to enforce our patents against infringers where and when we deem it appropriate. We do not believe the expiration of any of these individual patents will significantly or materially impact our financial condition or operations. Although there can be no assurance that we will be successful in enforcing any of our patents, we believe our patents are valid and enforceable. However, patent litigation is risky, and unforeseen events or facts may make the enforcement of a patent unsuccessful. Therefore, despite our best efforts, we may fail to protect our patents and other intellectual property from unauthorized use. In addition, our global operations and sales expose us to the risk that other countries may fail to provide the same level of protection for our intellectual property as afforded in the United States.
      Printronix has no material licenses from others pertaining to the manufacture of products, including those under development, and believes none are currently required. Certain software is obtained under licensing agreements. We believe, based on industry practice, any such licenses as might be required in the future could be obtained on terms that would not have an adverse material effect on us.
Employees
      Printronix had 785 employees as of March 25, 2005, including 424 in the United States, 278 in Asia Pacific and 83 in Europe.
      None of our employees in the United States or Asia Pacific is subject to a collective-bargaining agreement. Our wholly-owned subsidiary, Printronix Nederland BV, is a member of the Employers Union FME-CWM, and some of its employees have elected to become members of an employee union. This employee union is not government-sponsored and is supported by contributions from its members. We believe our relationship with our employees is good.
Foreign Operations
      We have a manufacturing facility in Singapore, wherein line matrix and thermal printer products and some key components are produced. The Singapore facility also provides line matrix, thermal and laser printer configuration and distribution, product support and customer service for the Asia Pacific region. We have a facility in the Netherlands that provides product support, customer service, line matrix, thermal and laser printer configuration and distribution. We manufacture line matrix ribbons in Mexico for shipment to the Americas, EMEA and Asia Pacific. We have sales offices within Germany, France, the United Kingdom, Austria, Spain, the Russian Federation, United Arab Emirates, India, Korea, China, Singapore, Mexico and Australia.
      International sales information is found in Note 7 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
      We are not aware of any significant risks with respect to our foreign business other than those inherent in the competitive nature of the business, fluctuations in foreign currency exchange rates and other world events. See further discussion of risk factors in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K. Selected financial information regarding foreign and export sales by geographical area is set forth in Note 7 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 2.	Properties
      Printronix owns a facility measuring approximately 186,000 square feet in Irvine, California, which houses its U.S. operations, sales support, engineering and development and also is the company headquarters. This facility secures the company’s $14.2 million of long-term debt. See Note 2 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional discussion. In September 2004, management closed the company’s leased facility in Memphis. Related expenditures were approximately $0.4 million. The closure of this facility did not have a material impact on the company’s consolidated financial position or results of operations.
      Foreign operations are located in Singapore, the Netherlands and Mexico. Singapore operations are in a facility owned by Printronix, which was constructed in fiscal year 1997 and totals approximately 74,000 square feet. The Singapore facility is subject to a land lease, which expires in the year 2057. The Netherlands operations are in leased facilities of approximately 33,000 square feet. The lease on the Netherlands facilities is an annual lease that is automatically extended from year to year and currently expires in June 2006. The Mexico operations are in leased facilities of approximately 17,410 square feet. The lease on the Mexico operation expires in September 2006. The company believes it can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space. We also lease several small offices, generally on short-term leases, throughout the United States, Asia Pacific, Europe and the Middle East for sales, support or service. The company believes that its facilities are in good operating condition.
      See Note 8 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a summary of the expiration dates and lease or rental commitments.

Item 3.	Legal Proceedings
Environmental Assessment

Barranca Parkway Sites
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
      In August 2002, we responded to an inquiry from the California Department of Toxic Substance Control (the “Department”) regarding our operations at the site of our former production plant. In February 2004, the Department submitted a proposed Corrective Action Consent Agreement to Printronix, which would require Printronix to perform an investigation of the site that would be used as a basis to determine what, if any, remediation activities would be required of Printronix. During fiscal year 2006, the Department has agreed to include the prior tenant of the site in the ongoing inquiry. We have agreed to perform an initial environmental test, which we believe will further support our claim that we did not use the VOCs in question. We are convinced that we bear no responsibility for any contamination at the site and we intend to defend vigorously any action that might be brought against us with respect thereto.
      As of March 25, 2005 and March 26, 2004, we continued to maintain an accrual for $0.2 million, included in accrued liabilities other, which we believe is a reasonable estimate to cover any additional expenses for environmental tests the Board may request.

Denova Site
      In August 2004, Printronix was notified by the Environmental Protection Agency (the “EPA”) that clean up costs had been incurred at an authorized facility used by Printronix and approximately 2,000 other companies for the disposal of certain toxic wastes. Printronix has joined with a group of the companies contacted by the EPA and the group has submitted a written notice of intent to negotiate, requesting a written offer of settlement from the EPA. We estimate Printronix’s liability to be $0.1 million and have recorded an accrual included in accrued liabilities other as of March 25, 2005.

      We believe that we have adequately accrued for any future expenditures in connection with environmental matters and that such expenditures will not have a material adverse effect upon our consolidated results of operations or financial condition.
Legal Matters
      We are involved in various claims and legal matters in the ordinary course of business. We do not believe these matters will have a material adverse effect upon our consolidated results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
      Printronix did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Printronix has one class of common stock and is traded on the Nasdaq Stock Market under the symbol PTNX. During the fourth quarter of fiscal year 2005, Printronix declared and paid its first quarterly cash dividend of $0.05 per share. On June 15, 2005, the company paid a cash dividend of $0.07 per share, an increase of $0.02 or 40 percent compared with the previous quarter’s dividend. As of June 24, 2005, the closing price per share was $15.74 and there were 1,494 registered stockholders of record.
      The table below provides the high and low closing stock prices at each fiscal quarter end:

	2005		2004

	High	Low	High	Low

1st Quarter	$15.19	$12.32	$11.48	$9.70
2nd Quarter	16.92	13.56	14.00	11.04
3rd Quarter	18.40	13.36	18.00	13.10
4th Quarter	20.20	15.60	20.30	14.00

Item 6.	Selected Financial Data
      The following income statement and balance sheet data have been derived from our consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial

Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

	Fiscal Years Ended March

	2005	2004	2003	2002	2001

	($ in thousands, except per share data)
Results of Operations:
Revenue	$131,711	$125,070	$138,229	$146,683	$158,091
Net income (loss)	$1,939	$632	$3,037	$2,305	$(1,335)
Basic net income (loss) per share	$0.31	$0.11	$0.52	$0.39	$(0.22)
Diluted net income (loss) per share	$0.30	$0.11	$0.51	$0.39	$(0.22)
Selected Balance Sheet Data:
Cash and cash equivalents	$35,405	$36,671	$29,617	$22,618	$9,832
Short-term investments	$9,500	—	—	—	—
Working capital	$60,320	$56,001	$46,670	$40,486	$35,287
Total assets	$115,466	$111,809	$106,087	$104,959	$105,969
Long-term debt, net of current portion	$13,475	$14,175	$14,875	$15,575	$16,275
Stockholders’ equity per share	$12.23	$12.64	$12.67	$11.72	$11.22
The fiscal year 2001 results include pretax charges of $1.8 million related to restructuring the manufacturing operations as discussed in Note 4 of the Notes to Consolidated Financial Statements of this Annual Report on Form  10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The matters discussed in this Management’s Discussion and Analysis of Results of Operations and Financial Condition on Form 10-K should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements provided under Part II, Item 8. of this Annual Report on Form 10-K.
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
      We consider revenue to be realized or realizable and earned when we have persuasive evidence of a sales arrangement in the form of a contract or a purchase order, the product has been delivered and title and risk of loss has passed, which generally occurs when the product is shipped, the sales price is fixed or determinable and collectibility is reasonably assured. Our sales are based upon written contractual agreements with our resellers that include established pricing and payment terms. Our printers contain embedded software, which we consider incidental to the sale of the printer, and no revenue is attributed to the software. We also sell standard “pre-packaged” software to support bar code label printing applications and other software options. This software does not require customization, nor do we have any post-sale obligations. Revenue is recognized as this standard “pre-packaged” software is shipped with the printer.
      Products that are not working properly may be returned subject to our warranty policy discussed below. Customers may return products that are incompatible with the intended application. Judgment is required to record provisions for future product returns. Our business model of configuring products to order for each customer and, in most cases, direct shipping to end users greatly reduces the amount of inventory in the channel, effectively reduces product return liability and aids in estimating future product returns. We continuously monitor product returns. Each quarter, we evaluate the adequacy of our recorded accruals and record a provision as a revenue reduction for the estimated amount of future returns, based upon historical experience, authorization we have granted for significant pending returns and any other known factors. Although such returns have historically been within our expectations and the provisions we have established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Because of our direct ship business model, we encourage our channel partners not to hold inventory. Any significant increase in product failure rates and the resulting returns, or product returns for other reasons, could have a material adverse impact upon our operating results for the period or periods in which such information is known.
      We have few revenue arrangements with multiple deliverables such as the delivery or performance of multiple products, services or rights to use assets that would need to be identified into separate units of accounting. Occasionally, we sell and install Print and Apply thermal printers. In instances in which we have determined installation to be inconsequential and perfunctory, revenue is recognized at the time of sale. In all other instances, the printer revenue and applicable installation revenue are deferred until customer acceptance is obtained.
      Although not significant, judgment is also required to record provisions for customer programs and incentive offerings, including special pricing, volume-based incentives or other programs. Each quarter, we evaluate the adequacy of our recorded accruals and record a provision as a revenue reduction for the estimated amount for these programs. Historically, the revenue reductions for these programs have been within our range of estimates; however, we cannot guarantee that we will continue to stay within our range of estimates. Future market conditions may cause us to increase the amount of incentive programs or other programs and could result in additional revenue reductions at that time.
      We offer professional services, such as training and development of customized applications for customers. These services are generally short-term in duration and are billed separately upon completion and acceptance of the service.
      Most of our customers arrange their own shipping methods. For the remaining customers, we record revenue for shipping costs charged. The related shipping costs incurred are recorded in cost of sales.
      We offer printer-maintenance services through service agreements that customers may purchase separately from the printer. These agreements are mostly for a one-year period. We provide the point-of-customer-contact and initial diagnostic services, and supply the parts used for printer repairs. We have contracted with third parties to perform the on-site repair services. Revenue from maintenance contracts is deferred and recognized on a straight-line basis over the period of each individual contract, which approximates the manner in which costs are incurred. Any significant change in estimates or circumstances could have a material adverse impact upon our operating results for the period or periods in which such information is known.

Allowance for Doubtful Accounts
      We perform credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness. We maintain an allowance for doubtful accounts based upon a variety of factors. Each quarter, we review all open accounts and provide specific reserves for customer-collection issues when we believe the loss is probable, considering such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. Each quarter, we also record an unallocated reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of our historical losses, overall economic conditions in our industry and other factors. Receivable losses are charged against the allowance when management believes the account is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The annual provision or benefit for doubtful accounts has ranged from $0.1 million benefit to $0.4 million provision over the past three fiscal years. Although bad debt losses historically have been within our expectations and the allowance we have established, we cannot guarantee that we will continue to experience the same bad debt loss rates that we have in the past. Any significant change in estimates or circumstances could have a material adverse impact upon our operating results for the period or periods in which such information is known. Our accounts receivable include substantial receivables from a few large resellers, and a significant change in the liquidity or financial position of any one of these resellers, or other significant changes in estimates or circumstances with other customers, could result in an additional allowance that could have a material adverse effect upon our operating results and financial condition for the period or periods in which such information is known.

Inventories
      Inventories include the costs of material, labor and factory overhead. Each quarter, we record a provision to value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory using the first-in, first-out method (“FIFO”), or the current estimated market value of the inventory, based upon assumptions about future demand and market conditions. We periodically review historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluate the impact of any anticipated changes in future demand, such as the release or potential release of new or modified products, or new competitive products, and any other known factors at the time. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Estimated future demand could prove to be inaccurate, in which case the company may experience product shortages, or may only be able to obtain the necessary components at a higher cost. Conversely, an inaccurate estimate of future demand may also result in additional charges for excess and obsolete inventories. Over the last two fiscal years, provisions for specific inventory reserves have been immaterial and have been charged to cost of sales. Inventory reserves in the aggregate have ranged from 16.5 percent to 21.2 percent of gross inventory, which we believe to be appropriate. Unanticipated changes in demand or changes in technology could have a material adverse effect upon our consolidated results of operations and our financial condition for the period or periods in which such information is known.

Warranties
      We offer warranties of various lengths to our customers, depending upon the specific product and terms of the customer purchase agreement. Printronix generally offers either a 90-day on-site or a 12-month return-to-factory standard parts-and-labor warranty on printer and verifier products to most customers. Defective printers and verifiers can be returned to us for repairs or replacement in the applicable warranty period at no cost to the customer. Supplies are warranted for the shelf life of the products, which can be up to two years. We maintain an accrual for warranty obligations and provisions for estimated warranty obligations are charged to cost of sales. Each quarter, we determine the provision for warranty charges by applying the estimated repair cost and estimated return rates to the outstanding units under warranty. Our warranty provisions have ranged from $0.8 million to $0.9 million over the past two fiscal years, which has been approximately equal to our actual warranty costs. We determine our estimated repair costs by reviewing our historical repair costs and factor in any known or anticipated changes in these costs. We also evaluate our historical return rate and include the effects of any known or expected future changes in these rates. We engage in product-quality programs and processes, including evaluating our suppliers. Although our warranty costs historically have been within our expectations and the provisions we have established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product failure rates, product return rates, or a significant increase in the cost to repair our products, could have a material adverse impact upon our operating results and financial condition in the period or periods in which such information is known.

Long-Lived Assets
      Long-lived assets are assessed in accordance with accounting guidance under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Judgment is required in the application of the authoritative guidance and in determining the recoverability of assets. We assess the carrying value of long-lived assets at least annually or whenever events or changes in circumstances indicate that the carrying amount of an underlying asset may not be recoverable. In the event the carrying value of assets is determined to be unrecoverable, we would record an adjustment to the carrying value of the assets affected based upon a discounted-cash-flow method. Any major unanticipated change in circumstances could have a significant impact upon the recoverability of long-lived assets and upon our operating results and financial condition.

Income Taxes
      SFAS No. 109, “Accounting for Income Taxes” establishes financial accounting and reporting standards for the effect of income taxes. We estimate our income tax liability based upon current tax laws in the tax jurisdictions in which we operate. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and those recognized for tax purposes. In addition, our effective tax rate includes the impact of undistributed foreign earnings for which no U.S. taxes have been provided because we plan to reinvest such earnings indefinitely outside the United States. Repatriating eligible foreign earnings under the temporary provision of the American Jobs Creation Act of 2004 as discussed below, would not be treated as an exception to our policy and intent of permanently investing such foreign earnings outside of the United States.
      Judgment is required to determine if deferred tax assets will be realized by examining both the positive and negative evidence available to us, such as historical taxable income or losses, and projected future taxable income or losses. Judgment is also required to determine the expected timing of the reversals of existing temporary differences. Under SFAS No. 109, we must place greater reliance on our past history of domestic operating losses than on projected future domestic operating income in determining whether a valuation allowance is necessary. If the provision for income tax is inadequate, or if we are unable to realize deferred tax assets, or if the tax laws change unfavorably, we could experience income tax charges in excess of the reserves established. Likewise, if the provisions for current and deferred taxes are in excess of those eventually needed, or if we are able to realize additional deferred tax assets, or if tax laws change favorably, we could experience reduced income tax charges or an actual tax benefit.
      We have operations in multiple international taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues. While we believe we have made adequate provision for any such issues, an unfavorable resolution of such issues could have an adverse effect upon our consolidated results of operations and financial condition.
      We have not completed the process of evaluating our position with respect to the indefinite reinvestment of foreign earnings taking into account the possible election of the repatriation provisions contained in the American Jobs Creation Act of 2004. Accordingly, as provided for in FASB Staff Position (“FSP”) FAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” the company has not adjusted its income tax expense or deferred tax liability to reflect the possible effect of the new repatriation provision. Income tax expense, if any, related to the possible election of the repatriation provision will be recorded in the quarter when the company completes its evaluation and obtains the necessary management and board approvals for action, if any.

      The company has not adjusted its deferred tax assets and liabilities to reflect the impact of the special deduction as discussed in FSP No. FAS 109-1, “Application on FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The impact of this deduction, if any, will be reported in the period in which the deduction is claimed on its U.S. federal income tax return. We believe it is probable that this deduction will not be available to Printronix because of its existing domestic net operating losses.

Contingencies
      We account for contingencies in accordance with various accounting guidance, including, but not limited to, SFAS No. 5 “Accounting for Contingencies” and Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Judgment is required to evaluate the degree of probability of an unfavorable outcome and our ability to reasonably estimate the loss related to legal claims, tax related audits, guarantees, including indirect guarantees of indebtedness of others, and other known issues, and we will record a charge to earnings if appropriate. Any significant change in estimates or circumstances could have a material adverse impact upon our operating results for the period or periods in which such information is known.
Results of Operations

Message from the President
      A message from the president regarding fiscal year 2005 and expectations for fiscal year 2006 can be found immediately preceding Item 1. of this Annual Report on Form 10-K.

Overview of Fiscal Year 2005 Compared With 2004
      Fiscal year 2005 revenue increased 5.3 percent, partly due to line matrix growth of 3.2 percent and partly due to continued growth in our thermal printer sales, which were up 32.2 percent over the prior year. We attribute this increase in thermal printer sales partly to RFID initiatives, which are generating increased revenue for both RFID and non-RFID thermal products, as we gain exposure to leading CPG enterprises we had previously not sold to. The increase in revenues is also partially due to stronger sales in the European and Asian markets. This increase is partly due to lower sales in EMEA in the prior year due to IBM’s conversion to a direct ship method, partly due to a stronger Euro, and partly due to geographic expansion by adding additional sales personnel and channels in selected countries. During fiscal year 2005, we believe we stopped the decline in our U.S. sales to IBM with a sales growth program started in the prior fiscal year. IBM is our biggest channel to market, and teaming with IBM is designed to grow both line matrix and thermal printer sales.
      Gross margins improved as a result of higher revenues, a stronger Euro, continuing manufacturing cost reductions and productivity improvements. Operating expenses increased principally to support our strategic initiatives to grow revenue that include adding sales personnel in selected countries, marketing efforts related to launching RFID, and demand-generation activities. Late in the fiscal year, we obtained a 3-year extension of our favorable Singapore pioneer tax status, retroactive to the beginning of fiscal year 2005, resulting in a zero tax rate on Singapore earnings. Income tax expense increased from the prior fiscal year as that year benefited from a large federal research and development credit. Cash and short-term investment balances increased by $8.2 million principally due to the results of operations, asset-management programs, and stock option exercises.

Overview of Fiscal Year 2004 Compared With 2003
      Fiscal year 2004 revenue declined 9.5 percent and was negatively impacted by continued economic uncertainty in the Americas and European markets, the impact of competing technologies on line matrix product sales, and IBM’s conversion to a direct ship method in EMEA. IBM’s conversion to a direct ship method in EMEA resulted in a slow-down in orders as it worked down its existing inventory and was completed in the fourth fiscal quarter. We continued to grow our thermal printer sales, which were up

15.7 percent over the prior year. Gross margins improved as a result of a stronger Euro, lower warranty expenses and lower provision for excess inventory. We continued to invest a higher than industry average in research and development. Cost control programs reduced general and administrative expenses. Sales and marketing costs increased as we pursued revenue growth through our strategic initiatives that included adding sales personnel in selected countries around the world, demand-generation by marketing to the installed base and focused attention on the rapidly emerging opportunities presented by RFID. Cash balances increased by $7.1 million principally as a result of stock option exercises, asset-management programs and results of operations. Expenditures of $1.1 million were made to buy back company stock.
      Our focus during fiscal year 2004 was on several growth initiatives, including RFID. As a result, we were first to market with an RFID printer and began shipments of our “Smart Label Developer’s Kit,” in the third fiscal quarter of 2004. We also focused our efforts on geographical expansion by adding additional sales personnel in the EMEA and Asia Pacific regions, China in particular, and opened new sales offices in Mexico and Australia.
      Lower revenues and higher operating expenses, partially offset by a favorable impact from the Euro, all contributed to reduced pre-tax income.

Revenue — Fiscal Year 2005 Compared With 2004
Revenue Summary
      Revenue for the fiscal year 2005 was $131.7 million, an increase of $6.6 million, or 5.3 percent, compared with the prior fiscal year. The increase in revenue in fiscal year 2005 was mainly attributable to unit sale increases as no major modifications were made to pricing. Revenue was up in EMEA and Asia Pacific and down slightly in the Americas. The increased sales in EMEA are the result of higher sales to IBM due to IBM’s conversion to a direct ship method in the prior year, a strong Euro, and increased sales to a major direct account. Sales grew in the Asia Pacific region from a rebounding economy, particularly in China. Sales of thermal products increased sharply in the America’s but decreased line matrix sales resulted in lower overall revenues in the region. Sales of line matrix grew 3.2 percent over the prior fiscal year, mainly in the Asia Pacific region.
      Our RFID initiatives allow us to gain access to leading CPG companies, which is generating increased revenue for both RFID and non-RFID thermal products as we take market share. Thermal sales increased $5.9 million, or 32.2 percent. RFID product sales were $2.6 million in fiscal year 2005, its first full year of implementation.
Revenue by Geographic Region
      Revenue by geographic region, related percent changes and percent of total revenue for fiscal years 2005 and 2004 were as follows:

	Year Ended			Percent of Total Revenue

	March 25,	March 26,	Percent	March 25,	March 26,
	2005	2004	Change	2005	2004

	($ in thousands)
Geographic Region:
Americas	$62,419	$63,579	(1.8)%	47.4%	50.9%
EMEA	46,651	42,183	10.6	35.4	33.7
Asia Pacific	22,641	19,308	17.3	17.2	15.4

	$131,711	$125,070	5.3%	100.0%	100.0%

      Americas OEM sales decreased 4.0 percent to $22.7 million, principally as a result of lower sales to our largest customer, IBM. Although sales through IBM were down in early fiscal year 2005, we believe our sales growth program has allowed us to stop the decline in sales in this channel to market. Americas distribution sales were flat at $35.7 million for fiscal years 2005 and 2004. Americas direct sales decreased 4.8 percent to $4.0 million for fiscal year 2005.
      EMEA OEM sales increased $1.2 million, or 9.2 percent, to $14.5 million, principally due to increased sales to IBM. We expect EMEA sales through IBM to continue to increase as we deploy the IBM/ Printronix sales teaming program, already in place in the U.S., in EMEA during the first quarter of fiscal year 2006. EMEA distribution sales were $29.6 million, up from $27.4 million a year ago. EMEA direct sales were $2.6 million, up from $1.5 million a year ago. Changes in the value of the Euro contributed $1.9 million to EMEA revenue.
      Asia Pacific sales increased $3.3 million, or 17.3 percent, to $22.6 million, primarily as a result of the strong growth throughout the year in the distribution-channel, mainly in China, where sales were up $2.1 million.
Revenue by Product Technology
      Revenue by product technology, related percent changes and percent of total revenue for fiscal years 2005 and 2004 were as follows:

	Year Ended			Percent of Total Revenue

	March 25,	March 26,	Percent	March 25,	March 26,
	2005	2004	Change	2005	2004

	($ in thousands)
Product Technology:
Line matrix	$92,463	$89,620	3.2%	70.2%	71.6%
Thermal*	24,249	18,345	32.2	18.4	14.7
Laser	12,874	14,715	(12.5)	9.8	11.8
Verification products	2,125	2,390	(11.1)	1.6	1.9

	$131,711	$125,070	5.3%	100.0%	100.0%

*RFID	$2,647	$294	800.3%	2.0%	0.2%

      The increase in line matrix printer sales was partly in EMEA, as a result of the prior year conversion by IBM to a direct ship method, and partly in Asia Pacific.
      Thermal printer sales growth reflects our growing market share of the high-performance thermal market and our continued early successes in RFID printing primarily in the Americas and EMEA. We also added a new channel to market, ScanSource, Inc., for thermal printers late in the fourth quarter of fiscal year 2005.
      Laser sales are down primarily due to an emphasis on capitalizing on the opportunities presented by RFID. We intend to refocus our efforts on laser sales in fiscal year 2006.
Recurring Revenue
      Recurring revenue from the installed base was $51.1 million and 38.8 percent of total sales for fiscal year 2005, up from $50.4 million and 40.3 percent of total sales a year ago, we believe as a result of our demand-generation programs. Recurring revenue includes line matrix ribbons, laser consumables, spares sales, sales under the advanced exchange program, labels, printer maintenance and depot repair services. We will continue to focus on this strategic growth initiative by marketing to our installed base of customers and continuing to add channels to market.

Revenue by Channel
      Revenue by channel, related percent changes and percent of total revenue for fiscal years 2005 and 2004 were as follows:

	Year Ended			Percent of Total Revenue

	March 25,	March 26,	Percent	March 25,	March 26,
	2005	2004	Change	2005	2004

	($ in thousands)
Channel:
OEM	$39,093	$39,093	0.0%	29.7%	31.3%
Distribution	84,530	78,962	7.1	64.2	63.1
Direct	8,088	7,015	15.3	6.1	5.6

	$131,711	$125,070	5.3%	100.0%	100.0%

      Sales through the OEM channel were flat at $39.1 million in both fiscal years 2005 and 2004 as increases in EMEA in fiscal year 2005 were offset with declines elsewhere. We expect growth in the OEM channel in the next fiscal year as we have stopped the revenue declines in the Americas with IBM, our largest OEM reseller, in fiscal year 2005 through our sales growth programs and we intend to expand these programs into EMEA in fiscal year 2006. The growth in the distribution channel was due to strong performance in EMEA and Asia Pacific. Direct sales were up 15.3 percent as we continued our direct marketing to major accounts.
Revenue by Customer
      Revenue by customer, related percent changes and percent of total revenue for fiscal years 2005 and 2004 were as follows:

	Year Ended			Percent of Total Revenue

	March 25,	March 26,	Percent	March 25,	March 26,
	2005	2004	Change	2005	2004

	($ in thousands)
Customer:
Largest customer — IBM	$28,367	$27,929	1.6%	21.5%	22.3%
Second largest customer	10,426	11,090	(6.0)	7.9	8.9
Top ten customers	66,479	64,234	3.5	50.5	51.3
      Sales to IBM were higher in EMEA by $1.8 million, or 21.4 percent, as a result of the conversion to direct ship in the prior year. Sales to IBM in the Americas decreased by $1.1 million. We believe our teaming with IBM has stopped the revenue declines we had noted earlier in the fiscal year.
International Revenue
      Revenue from United States customers was 44.9 percent and 48.4 percent of total revenue, while revenue from international customers was 55.1 percent and 51.6 percent of total revenue for fiscal years 2005 and 2004, respectively. We expect international revenue to grow and continue to be a large percentage of total revenue.

Revenue — Fiscal Year 2004 Compared With 2003
Revenue Summary
      Revenue for the fiscal year 2004 was $125.1 million, a decrease of $13.1 million, or 9.5 percent, compared with the prior fiscal year. We attributed the decrease partially to continued economic uncertainty in the Americas and European markets which caused a slow down, or deferral, of customer capital expenditures directly impacting the company’s sales in the regions, partially to the impact of competing technologies on line matrix printer sales and partially to a continued erosion in line matrix sales through OEM channels. In addition, IBM converted to a direct ship method in EMEA, resulting in a slow-down in orders from IBM. As they worked through this conversion, IBM continued to sell to its customers; however, they did not place replenishment orders with Printronix in order to work down their existing inventory. We estimate the lost revenue due to the conversion to be $3.4 million. This process was completed by the end of the fourth fiscal quarter. The effects of changes in the value of the Euro contributed $3.3 million to revenue. We increased sales of our thermal products by $2.5 million, or 15.7 percent, as we continued to take market share. We attributed this increase to our direct marketing efforts. RFID product sales, although small, gained momentum as the industry standards were being finalized. The decrease in revenue in fiscal year 2004 was mainly attributable to unit sale decreases as no major modifications were made to pricing.
Revenue by Geographic Region
      Revenue by geographic region, related percent changes and percent of total revenue for fiscal years 2004 and 2003 were as follows:

	Year Ended			Percent of Total Revenue

	March 26,	March 28,	Percent	March 26,	March 28,
	2004	2003	Change	2004	2003

	($ in thousands)
Geographic Region:
Americas	$63,579	$72,056	(11.7)%	50.9%	52.1%
EMEA	42,183	48,862	(13.7)	33.7	35.4
Asia Pacific	19,308	17,311	11.6	15.4	12.5

	$125,070	$138,229	(9.5)%	100.0%	100.0%

      Americas OEM sales decreased 21.5 percent to $23.7 million, principally as a result of lower sales to our largest customer, IBM. The lower sales through IBM were due to its continuing lack of focus on selling line matrix products. Americas distribution sales decreased 4.5 percent to $35.7 million. Americas direct sales decreased 6.7 percent to $4.2 million.
      EMEA OEM sales decreased $8.8 million, or 39.8 percent, to $13.3 million, as a result of IBM’s transition to a direct ship method and a one-time large sale of $2.4 million in the prior year. EMEA distribution sales were $27.4 million, up from $25.0 million a year ago. EMEA direct sales were $1.5 million, down from $1.8 million a year ago. Changes in the value of the Euro contributed $3.3 million to EMEA revenue. Asia Pacific sales increased from a year ago mostly as a result of growth in the distribution-channel, mainly China, Thailand and Indonesia. Early in the prior fiscal year, sales in the Asia Pacific region had been negatively impacted by the Severe Acute Respiratory Syndrome (SARS) epidemic which significantly slowed trade in the region.
Revenue by Product Technology
      Revenue by product technology, related percent changes and percent of total revenue for fiscal years 2004 and 2003 were as follows:

	Year Ended			Percent of Total Revenue

	March 26,	March 28,	Percent	March 26,	March 28,
	2004	2003	Change	2004	2003

	($ in thousands)
Product Technology:
Line matrix	$89,620	$103,458	(13.3)%	71.6%	74.8%
Thermal	18,345	15,864	15.7	14.7	11.5
Laser	14,715	16,904	(13.0)	11.8	12.2
Verification products	2,390	2,003	20.0	1.9	1.5

	$125,070	$138,229	(9.5)%	100.0%	100.0%

      Line matrix printer sales were negatively impacted by the effects of competing technologies and lower sales to our largest customer as discussed above. To stop any further erosion of line matrix product sold through the OEM channel, Printronix and IBM together have developed a plan for Printronix to provide field sales support for IBM and its resellers as well as provide telemarketing to the IBM installed base for demand-generation.
      We believe the growth in thermal printer sales was a result of our direct marketing to major accounts which resulted in market share growth.
Recurring Revenue
      Recurring revenue from the installed base was $50.4 million and 40.3 percent of total sales for fiscal year 2004, up from $49.3 million and 35.7 percent of total sales for fiscal year 2003, partly due to new demand-generation programs. Recurring revenue includes line matrix ribbons, laser consumables, spares sales, sales under the advanced exchange program, printer maintenance and depot repair services.
Revenue by Channel
      Revenue by channel, related percent changes and percent of total revenue for fiscal years 2004 and 2003 were as follows:

	Year Ended			Percent of Total Revenue

	March 26,	March 28,	Percent	March 26,	March 28,
	2004	2003	Change	2004	2003

	($ in thousands)
Channel:
OEM	$39,093	$53,746	(27.2)%	31.3%	38.9%
Distribution	78,962	77,812	1.5	63.1	56.4
Direct	7,015	6,671	4.5	5.6	4.7

	$125,070	$138,229	(9.5)%	100.0%	100.0%

      The decrease in OEM sales included a shortfall of $4.8 million from IBM as a result of lower revenues in the Americas and the conversion to direct ship in EMEA. It also reflected the large one-time sale in EMEA in the prior year of $2.4 million.
      The growth in the distribution channel was primarily in EMEA and Asia Pacific.
Revenue by Customer
      Revenue by customer, related percent changes and percent of total revenue for fiscal years 2004 and 2003 were as follows:

	Year Ended			Percent of Total Revenue

	March 26,	March 28,	Percent	March 26,	March 28,
	2004	2003	Change	2004	2003

	($ in thousands)
Customer:
Largest customer — IBM	$27,929	$32,876	(15.2)%	22.3%	23.8%
Second largest customer	11,090	12,441	(10.5)	8.9	9.0
Top ten customers	64,234	70,393	(8.8)	51.3	50.9
      Sales to IBM were lower in EMEA by $3.4 million as a result of the conversion to direct ship. Sales to IBM in the Americas decreased by $2.8 million, the fourth year of decline.

International Revenue
      Revenue from United States customers was 48.4 percent and 50.2 percent of total revenue, while revenue from international customers was 51.6 percent and 49.8 percent of total revenue for fiscal years 2004 and 2003, respectively.

Gross Margin
Fiscal Year 2005 Compared with 2004
      Gross margin as a percentage of sales was 39.1 percent in fiscal year 2005 compared with 37.9 percent in fiscal year 2004 and increased due to the strengthening of the Euro, higher sales volumes, and continuing manufacturing cost reductions and productivity improvements. The changes in the value of the Euro added $1.4 million, or 110 basis points, to the gross margin in fiscal year 2005.
Fiscal Year 2004 Compared with 2003
      Gross margin as a percentage of sales was 37.9 percent in fiscal year 2004 compared with 35.3 percent in fiscal year 2003 and increased due to the strengthening of the Euro, lower warranty expenses, lower provision for excess inventory, and continuing cost reduction programs partially offset by lower volume. The changes in the value of the Euro added $2.4 million, or 190 basis points, to the gross margin in fiscal year 2004. Warranty expenses decreased by $0.7 million due to a decrease in the outstanding units under warranty. Charges for excess and obsolete inventory decreased by $0.8 million due to asset-management programs.

Operating Expenses
      Operating expenses consist of engineering and development, sales and marketing, and general and administrative costs. Operating expenses were $48.8 million, $46.4 million and $45.8 million for fiscal years 2005, 2004 and 2003, respectively.
      We believe it is critical to continue to invest in research and development to ensure technology leadership in line matrix, thermal and RFID printing solutions. Engineering expenses consist mostly of labor and test materials and in fiscal year 2005 included a $0.4 million charge to write off tooling. In fiscal year 2005, we spent $15.8 million on engineering and development, compared with $15.9 million in fiscal year 2004 and $15.8 million for fiscal year 2003. As a percentage of revenue, engineering and development expenses decreased in fiscal year 2005 to 12.0 percent from 12.7 percent in fiscal year 2004, mostly as a result of higher revenue in fiscal year 2005. Engineering and development expenses as a percentage of revenue were 11.4 percent in fiscal year 2003.
      During fiscal year 2005, we increased our focus on the development of RFID printing solutions in support of Wal«Mart, the DOD and other retailers’ initiatives. Printronix introduced its second generation of EPC RFID Smart Label printers, this following the successful introduction of the industry’s first EPC RFID printer only nine months earlier. This second-generation printer platform included a new Smart-Ready model, allowing customers to protect their investment in thermal printers by providing a field upgrade to RFID in the future. This printer platform was further enhanced with new frequencies and protocols and launched in Europe in the third fiscal quarter, marking the first introduction of a commercial UHF EPC printer in Europe. Building on the general-purpose interface released in the prior fiscal year, Printronix co-developed and launched the industry’s first EPC RFID Encode/ Print/ Apply system, which automatically applies encoded smart labels to cases and pallet with no manual intervention.
      In fiscal year 2004, the most significant change from prior years was a strategic shift to develop a new line of thermal printers to support Wal«Mart and the DOD’s RFID initiatives. In addition, the T5000 thermal family was further enhanced to add additional data stream interpreters to work in TEC, Intermec and Sato applications, and a general-purpose interface was released to support a broad base of post-processing external devices including print and apply applicators. To address the market need for industrial grade transaction printing, a zero tear version of the P5000 line matrix pedestal printer was developed and launched late in fiscal

2004. To facilitate regional expansion, the P5000 line sold into Asian markets received a new high-speed controller coupled with regional-specific enhancements for both distribution and OEM version printers.
      In fiscal year 2003, expenditures were made to bring to market a wireless feature option for the thermal and line matrix printers and to enhance the line matrix product family.
      Sales and marketing expenses for fiscal year 2005 increased to $24.4 million, compared with $22.3 million for fiscal year 2004 and $21.3 million for fiscal year 2003. As a percentage of revenue, sales and marketing expenses increased to 18.5 percent in fiscal year 2005 from 17.8 percent in fiscal year 2004 and 15.4 percent in fiscal year 2003. Sales and marketing expenses increased in fiscal year 2005 from the prior fiscal year due to higher costs for geographic expansion and increased spending for marketing. Marketing spending increased partially to launch RFID in EMEA and partially to support the geographic expansion.
      In fiscal year 2004, new sales offices were opened in Australia, Mexico, and China and additional sales resources were added in Europe, resulting in additional sales compensation, facilities expenses and other related costs. Fiscal year 2004 sales and marketing expenses were also up over the prior year due to increased spending for marketing programs, including the creation of a telesales program to market to the installed base in the United States.
      The increase in sales and marketing expenses in fiscal year 2003 resulted from higher labor and marketing costs due to increased resources being applied to the Major Accounts and vertical marketing programs.
      General and administrative spending for fiscal year 2005 was $8.6 million compared with $8.2 million for fiscal year 2004 and $8.7 million for fiscal year 2003. As a percentage of revenue, general and administrative expenses were 6.5 percent, 6.6 percent and 6.3 percent in fiscal years 2005, 2004 and 2003, respectively. General and administrative expenses increased during fiscal year 2005 from the prior fiscal year due to increased consulting costs for Sarbanes-Oxley compliance and legal and patent costs.
      General and administrative expenses decreased during fiscal year 2004 from the prior fiscal year due to lower labor costs, lower provision for doubtful accounts resulting from resolution of an outstanding customer collection issue during the fourth quarter and lower amortization of intangibles, partially offset by increased consulting costs for Sarbanes-Oxley compliance and the research and development tax credit study.
      General and administrative expenses decreased in fiscal year 2003 from the prior fiscal year due to lower labor costs, lower provision for doubtful accounts and lower amortization of intangibles.
      The effects of changes in the value of the Euro resulted in increases in operating expenses of $0.3 million, $0.8 million and $0.4 million for fiscal years 2005, 2004 and 2003, respectively.

Foreign Currency Losses (Gains), Net
      Foreign currency transactions and remeasurements were losses of $98 thousand in fiscal year 2005 compared with losses of $8 thousand in fiscal year 2004 and gains of $556 thousand in fiscal year 2003, principally due to the effect of changes in the value of the Euro. The future effect of changes in the value of the Euro or other foreign currencies upon our consolidated results of operations or financial condition is difficult to predict.

Interest and Other (Income) Expense, Net
      The components of interest and other (income) expense, net are as follows:

	March 25,	March 26,
	2005	2004

	($ in thousands)
Interest expense	$505	$554
Interest income	(639)	(294)
Other (income) expense	(10)	45

Interest and other (income) expense, net	$(144)	$305

      Interest and other (income) expense, net, increased $0.4 million in fiscal year 2005 due to an increase in interest income as a result of higher rates, higher cash and short-term investment balances and a one-time benefit related to resolving a federal income tax credit.
      Interest and other expenses, net, increased $0.2 million in fiscal year 2004 due to a decrease in interest income as a result of lower rates, and lower other income.

Provision for Income Taxes
      The effective tax rate for fiscal year 2005, fiscal year 2004 and fiscal year 2003 was 30.0 percent, 7.6 percent and 13.4 percent, respectively. We expect the effective tax rate for fiscal year 2006 to be approximately 25 percent. The effective tax rate increased in fiscal year 2005 compared with 2004 mainly because the company was able to benefit a portion of the federal research and development credits against net operating loss carryforwards in fiscal year 2004. Differences between the effective tax rate and the U.S. federal statutory rate for all fiscal years presented include the effects of increases in the valuation allowance, domestic operating losses, and pre-tax earnings by subsidiaries that operate within lower-tax jurisdictions for which no U.S. taxes have been provided because the earnings are planned to be indefinitely reinvested outside the United States. In addition, fiscal year 2004 also included the federal research and development tax benefit.
      During the fourth quarter of fiscal year 2005, the company obtained a 3-year extension of its favorable pioneer tax status in Singapore, which had expired at the end of fiscal year 2004. This favorable pioneer tax status began in April 1996 and exempts income generated from the manufacture and sale of the Printronix P5000 series line matrix and T5000 thermal products by its Singapore subsidiary from tax liability. This extension was retroactive to the beginning of fiscal year 2005 and expires at the end of fiscal year 2007. The extension is subject to certain capital spending investments and human capital investments. As a result of obtaining this extension in the fourth quarter, the company reversed the $0.2 million of income taxes that had been booked by its Singapore subsidiary as of the end of the third fiscal quarter. The pioneer status reduced foreign taxes by $0.3 million, $0.8 million and $0.9 million for fiscal years 2005, 2004 and 2003, respectively. The diluted net income per share effect of this pioneer status was an increase of five cents, 13 cents and 15 cents for fiscal years 2005, 2004 and 2003, respectively.
      We have not completed our evaluation of the effects of the American Jobs Creation Act of 2004 and have not reached a conclusion that it is probable that foreign earnings will be repatriated. Therefore, as a result, we cannot conclude on what the associated tax effects may be and have not recorded any such tax effects in our fiscal year 2005 financial results. We expect to complete our evaluation during fiscal year 2006.
      As of March 25, 2005, the company recorded net deferred tax assets of $2.7 million. The realization of the net deferred tax asset was supported by a tax strategy which management believes is prudent, feasible and which management would implement, if necessary, to realize the related tax benefits prior to the expiration of certain tax assets. The identified tax strategy considers the sale, on a taxable basis, of certain intellectual property developed in the United States to a foreign subsidiary.

Liquidity and Capital Resources

Overview
      The primary source of liquidity historically has been cash generated from operations, which was $11.4 million, $6.4 million, and $12.0 million for fiscal years 2005, 2004 and 2003, respectively. Cash generated from operations has been sufficient to allow the company to fund its working capital needs, invest in capital expenditures as needed, repurchase shares of its common stock during the fiscal periods presented and pay dividends starting in fiscal year 2005.

Credit Facilities
      A subsidiary of the company maintains unsecured lines of credit with major foreign banks totaling $2.1 million. The company also maintains a commitment facility in the amount of $2.6 million with a foreign bank to support its hedging activities. The company has a letter of credit related to its workers’ compensation program for $0.4 million, which renews automatically and is secured by cash. During and as of the fiscal periods presented, no amounts were borrowed under these agreements. The company also has a long-term note with a United States bank for $14.2 million secured by its Irvine facility. This note has scheduled principal repayments of $0.7 million annually through fiscal year 2007 and a balloon payment of $12.8 million in fiscal year 2008. (See Note 2 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K).

American Jobs Creation Act of 2004
      Congress passed the American Jobs Creation Act of 2004 on October 22, 2004 (“the Act”). The Act contains numerous changes to existing tax laws including, but not limited to, incentive to repatriate foreign accumulated earnings and other international tax provisions regarding foreign tax credits. We have not completed our evaluation of the effects of this Act and have not reached a conclusion that it is probable that foreign earnings will be repatriated. Therefore, we cannot conclude what the associated tax effects may be and have not recorded any such tax effects in our fiscal year 2005 financial results. We expect to complete our evaluation during fiscal year 2006.

Fiscal Year 2005 Compared With 2004
      Cash and cash equivalents and short-term investments increased $8.2 million to $44.9 million in fiscal year 2005. We generated $11.4 million in cash from operations, up from the $6.4 million generated from operations a year ago, principally as a result of increased profitability, capital asset activity and receipt of a cash refund for federal research and development credits. We purchased $9.5 million in short-term investments in the current fiscal year. In fiscal year 2005, cash proceeds from the exercise of stock options were $1.5 million, significantly lower than the prior fiscal year proceeds of $5.4 million as large blocks of options were exercised shortly before expiring in the prior fiscal year. Investment in property, plant and equipment was less than depreciation expense. Payments totaling $0.7 million were made on the long-term note. We ended fiscal year 2005 with debt of $14.2 million related to the long-term note, which consisted of $13.5 million long-term and $0.7 million for the current portion of the long-term debt.
      The remaining shares that could be repurchased at the discretion of management under the stock buyback program totaled 227,395 shares as of March 25, 2005.
      We believe our internally-generated funds are sufficient to finance anticipated working capital, capital expenditure requirements and cash dividend needs for the foreseeable future. Should we need to obtain additional sources of funds, we believe we could obtain such funds through additional credit facilities.

Fiscal Year 2004 Compared With 2003
      Cash and cash equivalents increased $7.1 million to $36.7 million in fiscal year 2004. We generated $6.4 million in cash from operations, which was lower than the $12.0 million generated from operations in fiscal year 2003 principally as a result of decreased profitability and lower cash provided by inventory and other assets. In fiscal year 2004, cash proceeds from the exercise of stock options were $5.4 million, significantly higher than the prior fiscal year proceeds of $1.1 million as large blocks of options were exercised shortly before they were scheduled to expire. Investment in property, plant and equipment was less than depreciation expense. The remaining major uses of cash were payments totaling $0.7 million made on the long-term note and repurchases of stock totaling $1.1 million. We ended fiscal year 2004 with debt of $14.9 million related to the long-term note, which consisted of $14.2 million long-term and $0.7 million for the current portion of the long-term debt.
Contractual Obligations and Commercial Commitments
      We are obligated under certain borrowing and lease commitments. Additional information on our obligations can be found in Note 2 and Note 8 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. The minimum payments due as of March 25, 2005, for the subsequent fiscal years, are as follows:

	Payments Due

	2006	2007	2008	2009	2010	Thereafter	Total

	($ in thousands)
Contractual obligations:
Operating leases (See Note 8)	$1,195	$748	$404	$129	$107	$11,690	$14,273
Long-term debt* (See Note 2)	700	700	12,775	—	—	—	14,175

Total contractual cash obligations	$1,895	$1,448	$13,179	$129	$107	$11,690	$28,448

      *Annual interest expense on our long-term debt, not included above, is estimated to be $0.5 million.
      We also are obligated under certain unsecured lines of credit, a commitment facility that supports our hedging activities for our foreign subsidiaries, and a standby letter of credit related to our workers’ compensation insurance program. No amounts have been borrowed against the above credit obligations as of March 25, 2005, or for the fiscal periods presented. The standby letter of credit is secured by cash and is subject to automatic renewal annually.
      The commitment amounts and expiration periods, as of March 25, 2005, are summarized as follows:

	Amount of Commitment Expiration Per Fiscal Year

	2006	2007	2008	2009	2010	Thereafter	Total

	($ in thousands)
Commercial commitments:
Lines of credit	$2,103	$—	$—	$—	$—	$—	$2,103
Commitment facility	2,617	—	—	—	—	—	2,617
Standby letter of credit	421	—	—	—	—	—	421

Total commitments	$5,141	$—	$—	$—	$—	$—	$5,141

Off-Balance Sheet Arrangements
      The company’s off-balance sheet arrangements consist of operating leases, credit facilities and guarantees.

Operating Leases
      We utilize operating leases for various facilities as disclosed further in Note 8 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, and intend to continue to do so. We also use operating leases to obtain some of our machinery and equipment. Should we decide to purchase such machinery and equipment outright, we do not believe it would have a material impact on our consolidated results of operations or capital resources.

Credit Facilities
      One of our subsidiaries maintains lines of credit totaling $2.1 million that are guaranteed by Printronix, Inc. In addition, the company has a $0.4 million standby letter of credit for its workers’ compensation insurance program that is secured by cash, and a $2.6 million commitment facility which supports its hedging activities as discussed further in Note 2 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. No amounts were borrowed under these agreements for the fiscal periods presented and we expect this to continue.

Guarantees
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
New Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 151, “Inventory Costs — an Amendment of ARB 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and will be adopted by the company in the first quarter of fiscal year 2007. The company is currently evaluating the financial statement impact of the implementation of SFAS 151. We do not expect the adoption of SFAS 151 to have a material impact on our consolidated financial position or results of operations.
      Congress passed the American Jobs Creation Act of 2004 on October 22, 2004 (“the Act”). The Act contains numerous changes to existing tax laws including, but not limited to, incentive to repatriate foreign accumulated earnings and other international tax provisions regarding foreign tax credits.
      In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). Both FSP 109-1 and FSP 109-2 are effective upon issuance.
      FSP 109-1 clarifies the application of SFAS 109, “Accounting for Income Taxes” (“SFAS 109”), to this new Deduction for Qualified Production Activities by stating the deduction should be accounted for as a special deduction under SFAS 109, rather than as a tax-rate deduction, and should be reported no earlier than the year in which it is reported on the tax return. We believe it is probable that this deduction will not be available to Printronix because of its existing domestic net operating losses.
      FSP 109-2 addresses the impact of the Act’s one-time 85 percent dividends received deduction for repatriated foreign earnings, provided they are reinvested in the permitted uses specified in the Act. FSP 109-2 allows companies additional time to determine whether any foreign earnings will be repatriated under the Act and evaluate how the law affects whether undistributed earnings continue to qualify for SFAS 109’s exception from recognizing deferred tax liabilities.

      We have not completed our evaluation of the effects of this Act and have not reached a conclusion that it is probable that foreign earnings will be repatriated. Therefore, we cannot conclude what the associated tax effects may be and have not recorded any such tax effects in our fiscal year 2005 financial results. We expect to complete our evaluation during fiscal year 2006.
      In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC Staff’s interpretation of SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to amend the date for compliance with SFAS 123R beginning with the first interim or annual period of the registrant’s first fiscal year beginning on or after June 15, 2005. Printronix will be required to adopt SFAS 123R and SAB 107 at the beginning of the first quarter of fiscal year 2007, and is currently evaluating the requirements of SFAS 123R, including the determination of the fair value method to measure compensation expense, the appropriate assumptions to include in the fair market value model and the transition method to use upon adoption. The company believes the adoption of SFAS 123R may have a material unfavorable impact on its consolidated results of operations and earnings per share.
      In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets — an Amendment of Accounting Principles Board Opinion No. 29 (“APB 29”), Accounting for Nonmonetary Transactions.” The guidance in APB 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29; however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The company is currently evaluating the provisions of this statement, but does not expect it to have a material impact.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this interpretation are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. The company is currently evaluating the provisions of this standard.
      In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error, unless it is impracticable to do so. When it is impracticable to determine the period-specific effects of an accounting change, SFAS 154 requires application of the new accounting principle as of the earliest period for which retrospective application is practicable. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires application as if the accounting principle were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Printronix in the first quarter of fiscal 2007. Printronix is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.
      In June 2005, the FASB issued FSP FAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” which addresses the accounting for obligations associated with Directive 2002/96/ EC, Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union. FSP FAS No. 143-1 provides guidance on how to account for the effects of the Directive with respect to historical waste, waste associated with products placed on the market on or before August 13, 2005. FSP FAS No. 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union member country. The company is currently evaluating the effect that the adoption of FSP FAS No. 143-1 will have on its consolidated results of operations and financial condition.
Significant Factors That May Affect Financial Results and Financial Condition and Information Concerning Forward-Looking Statements
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based upon management’s current expectations concerning future activities or events and their potential impact upon the company. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to forecast results or trends in future periods. We can offer no assurance that future activities or events affecting the company will be those anticipated by management. In addition, any of the following risks and uncertainties could adversely affect our business, financial results or financial condition and cause the actual results to differ from those expressed or implied in the forward-looking statements in this document. Other risks and uncertainties also could affect our business. Although we reassess material trends and uncertainties affecting our consolidated results of operations and financial condition in connection with the preparation of our quarterly and annual reports, we do not intend to review or revise, in light of future events, any particular forward-looking statement contained in this document. The information contained below should be carefully considered when reviewing any forward-looking statements contained in this document.

We Operate in an Industry Influenced by Worldwide Capital Spending.
      Our products are used for mission-critical applications in industrial settings such as manufacturing plants and distribution centers and also in information technology and back office operations. Our revenue is impacted by the worldwide level of spending for capital expenditures related to manufacturing plant expansion or refurbishment. In addition, our revenue is impacted by the level of activity in the worldwide supply-chain processes.

We Operate in an Industry Affected by Competing Technologies.
      The industrial printing market utilizes varying technologies including line matrix, thermal transfer, laser, inkjet, serial and band printing technologies. Across all technologies, the printers are characterized as high-, medium- or low-end depending upon their range of features, including functionality and durability. Products made by Printronix utilize line matrix, high-end thermal transfer and high-end laser printing technologies.
      Prior to fiscal year 2005, there were four years of declines in line matrix printer sales, partially due to the impact of other competing technologies, in particular mid-range laser printers and thermal printers, and partially due to a loss of focus on selling our products by our largest customer in the OEM channel, especially in the Americas. In fiscal year 2004, we implemented programs to spur growth in line matrix sales and during fiscal year 2005, we stopped the decline in U.S. line matrix sales to our largest customer through our programs to provide field sales support and demand-generation activities. Line matrix sales grew 3.2 percent during fiscal year 2005. We cannot offer assurance that we will be able to continue to sustain increased levels of sales to our largest customer or prevent sales erosion in the future.

      We have added additional sales resources in markets where line matrix applications are growing, such as the Asia Pacific region, specifically China and India, and Eastern Europe. We continue to develop higher-speed line matrix printers that will allow us to replace aging band printers and compete against the mid-range laser printers. We cannot offer assurance that we can successfully develop the needed products and compete against current competitors or future competitors for band printers and mid-range laser printers. Even if we are able to maintain or increase market share for a product, line matrix in particular, revenue could still decline as the market for the product matures.

We Operate in an Industry Characterized by Technological Change and Evolving Industry Standards.
      The printing-solutions industry is extremely competitive and is characterized by technological change, frequent new product developments, periodic product obsolescence, evolving industry standards, particularly for RFID, changing information technologies and evolving distribution-channels. We must adapt quickly to changing technological, application and solutions needs, and the introduction of new technologies and products offering improved features and functionality. We could incur substantial cost to keep pace with the technological changes, and may not be able to adapt to these changes.
      Although we believe that we currently compete favorably with respect to these characteristics, this may change in the future. Our future success largely depends upon our ability to continuously develop new products with the quality levels customers demand, and develop new services and solutions. We spend a greater amount on research and development than the industry average because we believe that providing innovative products and solutions is important to our future operations. In spite of our efforts, we may fail to develop new products. Additionally, the new products we develop may not achieve market acceptance or may not be manufactured at competitive costs or in sufficient volumes. If we cannot proportionately decrease our cost structure in a timely manner in response to competitive pressures, our consolidated results of operations could be affected. We cannot guarantee the success of our research and development efforts.
      Any delay in the development, production or marketing of a new RFID product could result in our not being the first to market, which could harm our competitive position. We must adapt quickly to changes mandated by the RFID industry standard setting group, EPC Global, and customers to maintain market share in this growing opportunity.
      Our failure to enhance our existing products, services and solutions or to develop and introduce new products, services and solutions that meet changing customer requirements and evolving technological standards would adversely impact our ability to sell our products.

We Operate in a Highly Competitive Market.
      The market for medium- and high-speed computer printers, printer/encoders and the related post-sale supplies is highly competitive, subject to change, and is likely to become even more competitive.
      We compete directly with several companies of various sizes, including some of the largest businesses in the United States and Japan. Our competitors include privately held companies, publicly held companies and subsidiaries of multinational corporations. Some of our competitors may enter into strategic business relationships with other companies.
      Our current main competitor in line matrix printers is Tally/ Genicom. Our current main competitors in high-end thermal printers are Zebra Technologies Corporation (“Zebra”) (NASDAQ: ZBRA), Toshiba TEC Corporation (“TEC”), SATO, and Intermec (NYSE: UNA). In the RFID market, our current main competitor is Zebra. We cannot offer assurance that we can successfully compete against these current competitors or future competitors.
      Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. We may not be able to successfully increase our market penetration or our overall share of the printer market.

      Increased competition may result in price reductions, increased sales incentive offerings, lower gross margins, loss of market share and could require increased investment in inventory, research and development, sales expenses, marketing programs and expenditures to expand channels to market. Our competitors may offer products with superior market acceptance, superior price or superior performance. The company may be adversely affected if we are unable to maintain current product cost reductions, or achieve future product cost reductions, including warranty costs.
      Customers may defer their purchasing decisions in anticipation of the introduction of new products or the actual introduction of new products by the company or its competitors.
      If we fail to address our competitive challenges, there could be a material adverse effect upon our business, consolidated results of operations and financial condition.

We Compete in the Rapidly Evolving Market for RFID for the Supply-Chain.
      In fiscal year 2004, Printronix was first to market a smart label that met the needs of the RFID mandate from Wal«Mart and the DOD. Throughout fiscal year 2005, Printronix gained market leadership in the RFID UHF printer segment. We believe Printronix is well positioned to continue to be a leading participant in the growing RFID thermal printer market. However, we cannot guarantee that we can successfully compete against competitors in the RFID market, nor can we provide assurances that we will be successful in maintaining our market leadership or improving our market share.
      In the latter part of fiscal year 2005, there was a slow-down in sales activity within the RFID market, partly as a result of top tier vendors having complied with Wal«Mart mandates. This slow-down also appears to be partly attributable to a cautious approach to deployment by users who are concerned with evolving new standards, intellectual property claims and individual country standards in global supply chains. The industry expectation appears to be for a pick-up in sales starting later this year and more active deployment in calendar 2006. While we believe the interest in RFID remains high, we can offer no assurance that the speed of RFID deployment will increase.
      Standards for the emerging RFID market continue to evolve. The EPC Standards Committee is currently driving the design of a second-generation chip that is expected to become the standard going forward. We cannot guarantee that we can successfully meet the evolving standards in the future or evolving product designs, or will continue to develop products to address user needs effectively in an industry characterized by rapid technological change.
      We have entered into several key strategic alliances with the leaders in RFID labels, software and integration services. We cannot guarantee that these strategic alliances will be successful.

We Rely on Resellers to Sell Our Products and Services.
      We use a variety of distribution channels, including OEMs and distributors, to get most of our products to market. We may be adversely impacted by any conflicts that could arise between and among our sales channels.
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

      Our dependence upon a small number of major resellers exposes us to numerous risks, including:

•	channel conflicts;

•	loss of channel and the ability to bring our products to market;

•	concentration of credit risk, including disruption in distribution should our resellers’ financial condition deteriorate;

•	reduced visibility to end user demand and pricing issues which makes forecasting more difficult;

•	resellers leveraging their buying power to change the terms of pricing, payment and product delivery schedules; and

•	direct competition should a reseller decide to manufacture printers internally.
      We cannot guarantee that resellers will not reduce, delay or eliminate purchases from us, which could have a material adverse effect upon our business, consolidated results of operations and financial condition. We rely upon a few resellers for a significant amount of our revenue. In fiscal years 2005 and 2004, sales to our largest OEM reseller, IBM, represented 21.5 percent and 22.3 percent of net sales, respectively, and sales to our second largest reseller represented 7.9 percent and 8.9 percent of net sales, respectively. Sales to the top ten customers represented 50.5 percent of net sales in fiscal year 2005 and 51.4 percent of net sales in fiscal year 2004. The loss of any one of these resellers would have a material adverse effect upon our business, consolidated results of operations and financial condition.

We Operate in an Environment of Unpredictable Demand.
      We rely upon our ability to successfully manage our worldwide inventory supply-chain and inventory levels to support uncertain demand in a cost-effective manner.
      Our sales to resellers are made under purchase orders that typically have short delivery requirements. Although we receive periodic order forecasts from our major reseller, they have no obligation to purchase the forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. Significant increases in demand could result in inventory shortages, higher costs to obtain expedited materials and components, higher costs to expedite shipment to our customers, and/or lost revenue opportunities. Significant decreases in demand could result in increased inventory levels, higher production costs, higher material and component procurement costs and reduced profitability.
      We have taken several actions over the years to mitigate these risks. We utilize just-in-time (“JIT”) practices wherever possible in our manufacturing processes to minimize the potential for excess and obsolete inventories. We maintain minimal levels of finished goods since we build to order. We are able to achieve the many configurations customers require by combining the common elements of a printer with the unique combination of options selected by the customers to meet their needs for connectivity and features. The use of this manufacturing process greatly reduces our needed inventory levels and offers maximum flexibility to meet customer demands. We cannot guarantee that our consolidated results of operations and financial condition will not be adversely affected in the future by possible changes in demand.
      Our quarterly sales patterns have historically reflected a slightly higher than normal level of sales in the last few weeks of each quarter, making forecasting more difficult. In addition, seasonality in sales also affects our business to some degree. Typically sales are low in the EMEA region during the summer months as the region generally takes extended holidays. Sales are also typically higher in our third fiscal quarter, which ends in December, as many of our customers are on a calendar year. We cannot guarantee that these trends will continue.

We Have International Customers, Suppliers and Operations.
      For fiscal years 2005, 2004, and 2003, international revenue (excluding United States sales) accounted for approximately 55.1 percent, 51.6 percent, and 49.8 percent, respectively, of our net sales. We expect that international revenue will continue to grow and account for a significant percentage of our revenue for the foreseeable future.
      Our products are sold in eighty countries around the world that subjects us to risks that may be unique to a particular country, but also to risk factors that may affect the global economy.
      Our products are manufactured using raw materials and components that are acquired from sources around the world. We use a large number of suppliers and regularly evaluate the availability of potential alternate suppliers should circumstances change with existing suppliers. We rely on a single or limited number of sources for certain raw materials and components, although we attempt to have alternate sources where possible. We internally develop most of the software used in our printer products. Certain software is purchased from suppliers through royalty agreements. If we were to experience a sudden loss of availability of purchased raw materials and components or purchased software, we are unable to guarantee that we could quickly obtain the needed items from alternate sources. Our ability to ship our products in desired quantities and in a timely, cost-effective manner could be adversely affected, thus affecting our business, consolidated results of operations and financial condition.
      We rely heavily upon our international facilities to maintain appropriate inventory levels, manufacture products, and complete configuration of printers in a timely and cost-efficient manner. Should we fail to successfully predict demand, we may not have sufficient inventory levels available to address customer requirements, or may need to use costly distribution methods, such as air freighting, to meet sales requirements.
      There are many risks associated with international customers, suppliers and operations, including, but not limited to, the following:

•	compliance with multiple and potentially conflicting regulations, including export requirements, tariffs, import duties, health and safety requirements and other barriers;

•	fluctuations in freight and duty costs and disruptions at important geographic points of exit and entry;

•	differences in intellectual property protection;

•	differences in technology standards or customer requirements;

•	the possibility of defective parts from suppliers;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;

•	currency fluctuations and restrictions on currency movements;

•	economic instability, including inflation, recession and interest rate fluctuations;

•	longer accounts receivable cycles and financial instability;

•	local labor regulations;

•	trade protection measures and regulations;

•	risk of loss of our international assets due to political or economic instability;

•	political or civil turmoil;

•	war or conflict abroad or in the United States;

•	difficulties associated with environmental regulations under various federal, state, and international laws, including restrictions imposed in the European Union, the Restriction of Hazardous Substance Directive (“RoHS”) and European Union Waste Electrical and Electronic Equipment Directive (“WEEE”) which makes producers of electrical goods, including computers and printers, responsible for collection, recycling, treatment and disposal of recovered products, and other similar legislation, including similar legislation currently proposed for China;

•	natural disasters, such as earthquakes, floods, tsunamis and typhoons;

•	consequences resulting from our armed military conflict in Iraq;

•	terrorist attacks or other armed hostilities abroad or in the United States and

•	outbreaks of infectious disease such as Severe Acute Respiratory Syndrome (SARS) or other public health issues.
      We are substantially self-insured for losses and business interruptions stemming from terrorist attacks, armed conflicts, war, power shortages and natural disasters. California and other parts of the United States have experienced major power shortages and blackouts and could experience them in the future, which could disrupt our business or that of our suppliers or customers. Our corporate headquarters and research and development activities are located in California, near known earthquake faults. It is impossible to predict the ultimate impact on us, but our business, consolidated results of operations and financial condition could suffer in the event of a major earthquake.
      We could incur substantial costs, including clean up costs, fines, sanctions, property damage claims and personal injury claims, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws.
      The company operates in many countries with differing and sometimes conflicting income tax requirements. The company’s effective tax rate could be adversely affected by:

•	overlapping or differing tax laws;

•	changes in the mix of earnings in countries with differing income tax rates and

•	unfavorable outcomes of future audits by taxing authorities in various jurisdictions.
      In particular, the realization of deferred tax assets, which are predominately in the Unites States, depends on our ability to generate future taxable income in the United States. Further, our effective tax rate may be impacted if we elect to repatriate cash held outside the United States under the terms outlined in the American Jobs Creation Act of 2004.
      Failure to manage the risks posed by our international customers, suppliers and operations could have a material adverse effect upon our business, consolidated results of operations and financial condition.

We Depend on Our Ability to Attract and Retain Key Personnel and Future Changes in Equity Compensation Accounting Could Adversely Affect Earnings.
      The ability to attract and to retain key, highly-qualified personnel, both technical and managerial, is critical to our success.
      Developing, manufacturing and marketing our products is a complex process and requires significant expertise to meet customers’ specifications. Competition for personnel, particularly qualified engineers and employees with expertise in RFID applications, is keen. The loss of a significant number of key personnel, as well as the failure to recruit and train additional key personnel in a timely manner could have a material adverse effect upon our business, consolidated results of operations and financial condition.
      In the future, the company will be required to record a charge to earnings for employee stock option grants. As a result, we may incur increased compensation costs and may need to change our equity compensation structure, and find it difficult to attract, retain and motivate employees, all of which could impact our business.

Intellectual Property is Important to Our Success.
      We rely upon patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements as needed and limit access to, and distribution of, our proprietary information; however, we cannot guarantee that our efforts to protect our intellectual property will be successful.
      Our ability to compete successfully and to achieve future revenue growth depends, in part, upon our ability to protect our proprietary technology and to operate without infringing upon the rights of others. We may fail to do so. Such infringement claims, whether or not valid, could result in substantial costs, diversion of management’s attention and resources from our ongoing business. Claims of intellectual property infringement also might require us to redesign products, enter into costly settlement or licensing agreements or pay costly damage awards. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual agreement to us.
      A third party may assert that we, or customers indemnified by us, violate their intellectual property. A third party claiming infringement also may obtain an injunction or other equitable relief, which effectively could block the distribution or sale of allegedly infringing products. The departure of any of our key management and technical personnel, or breach of non-disclosure obligations, or the failure to achieve our intellectual property objectives may have a material adverse effect upon our business, consolidated results of operations and financial condition.

Our Stock Price is Volatile.
      Our stock price has fluctuated and we expect that it will continue to do so. Many factors can influence our stock price, including but not limited to:

•	the announcement of new products or innovations by us or our competitors;

•	changes in the levels of quarterly revenue or net income; and

•	speculation in the press or investment community about the company, in particular as it relates to RFID.
      Investors should not rely on recent trends to predict future stock prices, consolidated financial condition, or results of operations or cash flows.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk
Foreign Currency Risk
      Our foreign operations may be impacted by foreign currency fluctuations. We are not aware of any significant risks with respect to our foreign business other than those inherent in the competitive nature of the business and fluctuations in foreign currency exchange rates. We employ a foreign currency-hedging program in order to mitigate exposure to foreign currency rate movements. Information on our foreign currency-hedging program is found in Note 1 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
      Foreign currency transaction and remeasurement losses from all foreign currencies were $98 thousand and $8 thousand for fiscal years 2005 and 2004, respectively, and gains of $556 thousand for fiscal year 2003, principally due to the effect of changes in the value of the Euro.
      The effects of changes in the Euro’s value in fiscal year 2005, compared with fiscal year 2004, were as follows: an increase in revenue of $1.9 million, an increase in gross margin of $1.4 million and an increase in operating expenses of $0.3 million and foreign exchange gains of $0.2 million.

      The effects of changes in the Euro’s value in fiscal year 2004, compared with fiscal year 2003, were as follows: an increase in revenue of $3.3 million, an increase in gross margin of $2.4 million and an increase in operating expenses of $0.8 million and foreign exchange losses of $1.1 million.
      The future effect of changes in the value of the Euro or other foreign currencies on our consolidated results of operations or financial condition is difficult to predict.
Interest Rate Risk
      We have financial instruments that are subject to interest rate risk, principally debt obligations and short-term cash investments. Borrowings are at variable rates for periods that generally do not exceed 90 days. Information about our bank borrowings is found in Note 2 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. Information about the fair value of the financial instruments is found in Note 1 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. If interest rates were to increase by 10 percent (32 basis points on the long-term note), the impact on our pre-tax earnings would not be material.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Printronix, Inc.
Irvine, CA
      We have audited the accompanying consolidated balance sheets of Printronix, Inc. and its subsidiaries as of March 25, 2005 and March 26, 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended March 25, 2005. Our audits also included the 2005 and 2004 consolidated financial statement schedules listed in the Index to Financial Statements at Item 15(a) (2). These consolidated financial statements and the 2005 and 2004 consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the 2005 and 2004 consolidated financial statement schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Printronix, Inc. and subsidiaries at March 25, 2005 and March 26, 2004, and the results of their operations and their cash flows for each of the two years in the period ended March 25, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2005 and 2004 consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
Costa Mesa, California
May 3, 2005 except as to
Note 10 which is as of
June 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Printronix, Inc.:
      In our opinion, the consolidated statements of operations, stockholders’ equity and cash flows for the year ended March 28, 2003 present fairly, in all material respects, the results of operations and cash flows of Printronix, Inc. and its subsidiaries for the year ended March 28, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, Schedule II — Valuation and Qualifying Accounts presents fairly, in all material respects, the information set forth therein for the year ended March 28, 2003 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Orange County, California
April 25, 2003

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 25, 2005 and March 26, 2004

	March 25,	March 26,
	2005	2004

	($ in thousands, except
	share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$35,405	$36,671
Short-term investments	9,500	—
Accounts receivable, net of allowance for doubtful accounts of $1,481 in 2005 and $1,675 in 2004	18,207	18,408
Inventories:
Raw materials	7,354	7,567
Subassemblies	2,518	2,947
Work in process	261	224
Finished goods	2,960	2,879

Total inventory	13,093	13,617
Prepaid expenses and other current assets	1,791	3,845
Deferred income tax assets	2,590	3,087

Total current assets	80,586	75,628

Property, plant and equipment, at cost:
Machinery and equipment	28,141	29,206
Furniture and fixtures	24,996	26,211
Buildings and improvements	23,139	22,671
Land	8,100	8,100
Leasehold improvements	730	942

	85,106	87,130
Less: Accumulated depreciation and amortization	(52,180)	(52,170)

Property, plant and equipment, net	32,926	34,960
Long-term deferred income tax assets, net	1,646	987
Other assets	308	234

Total assets	$115,466	$111,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$700	$700
Accounts payable	7,162	6,965
Accrued liabilities:
Payroll and employee benefits	5,275	4,944
Warranty	863	1,033
Deferred revenue	3,306	2,407
Other	2,815	3,363
Income taxes	145	215

Total current liabilities	20,266	19,627

Long-term debt, net of current portion	13,475	14,175
Deferred revenue, net of current portion	1,021	430
Long-term deferred income tax liabilities	1,548	1,384
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity
Common stock, $0.01 par value (Authorized 30,000,000 shares; issued and outstanding 6,470,260 shares in 2005 and 6,029,819 shares in 2004)	65	60
Additional paid-in capital	35,537	34,092
Accumulated other comprehensive income	31	136
Retained earnings	43,523	41,905

Total stockholders’ equity	79,156	76,193

Total liabilities and stockholders’ equity	$115,466	$111,809

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For Each of the Three Fiscal Years in the Period Ended March 25, 2005

	March 25,	March 26,	March 28,
	2005	2004	2003

	($ in thousands, except share and
	per share data)
Revenue	$131,711	$125,070	$138,229
Cost of sales	80,189	77,670	89,379

Gross margin	51,522	47,400	48,850

Operating expenses:
Engineering and development	15,762	15,885	15,761
Sales and marketing	24,414	22,269	21,337
General and administrative	8,622	8,249	8,705

Total operating expenses	48,798	46,403	45,803

Income from operations	2,724	997	3,047
Foreign currency losses (gains), net	98	8	(556)
Interest and other (income) expense, net	(144)	305	95

Income before income taxes	2,770	684	3,508
Provision for income taxes	831	52	471

Net income	$1,939	$632	$3,037

Net income per share:
Basic	$0.31	$0.11	$0.52
Diluted	$0.30	$0.11	$0.51
Shares used in computing net income per share:
Basic	6,356,236	5,734,633	5,843,702
Diluted	6,538,321	5,961,035	6,012,367
The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For Each of the Three Fiscal Years in the Period Ended March 25, 2005

				Accumulated
	Common Stock			Other
			Additional	Comprehensive
	Number of		Paid-In	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total

	($ in thousands, except share data)
Balance, March 29, 2002	5,849,864	$58	$28,815	$—	$39,669	$68,542
Exercise of stock options	129,583	1	1,077	—	—	1,078
Repurchase and retirement of shares of common stock	(161,967)	(1)	(810)	—	(906)	(1,717)
Restricted stock cancelled and retired	(206,000)	(2)	2	—	—	—
Tax benefit on exercise of stock options	—	—	164	—	—	164
Comprehensive income (loss):
Loss on foreign currency forward-exchange contracts	—	—	—	(28)	—	(28)
Net income	—	—	—	—	3,037	3,037

Total comprehensive income	—	—	—	—	—	3,009

Balance, March 28, 2003	5,611,480	56	29,248	(28)	41,800	71,076
Exercise of stock options	525,039	5	5,377	—	—	5,382
Repurchase and retirement of shares of common stock	(106,700)	(1)	(533)	—	(527)	(1,061)
Comprehensive income (loss):
Gain on foreign currency forward-exchange contracts	—	—	—	164	—	164
Net income	—	—	—	—	632	632

Total comprehensive income	—	—	—	—	—	796

Balance, March 26, 2004	6,029,819	60	34,092	136	41,905	76,193
Exercise of stock options	150,441	2	1,445	—	—	1,447
Restricted stock granted	290,000	3	3,956	—	—	3,959
Deferred compensation — restricted stock	—	—	(3,956)	—	—	(3,956)
Cash dividends paid	—	—	—	—	(321)	(321)
Comprehensive income (loss):
Loss on foreign currency forward-exchange contracts	—	—	—	(105)	—	(105)
Net income	—	—	—	—	1,939	1,939

Total comprehensive income	—	—	—	—	—	1,834

Balance, March 25, 2005	6,470,260	$65	$35,537	$31	$43,523	$79,156

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Each of the Three Fiscal years in the Period Ended March 25, 2005

	March 25,	March 26,	March 28,
	2005	2004	2003

	($ in thousands)
Cash Flows From Operating Activities:
Net income	$1,939	$632	$3,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,104	6,681	7,493
(Benefit) provision for doubtful accounts receivable	(120)	127	365
Deferred income tax provision (benefit)	—	638	(98)
Loss (gain) on disposal of property and equipment	468	(6)	398
Tax benefit from exercise of employee stock options	—	—	164
Changes in operating assets and liabilities:
Accounts receivable	321	206	(874)
Inventories	610	(828)	2,385
Prepaid expenses and other assets	1,980	(2,405)	(171)
Accounts payable	197	445	(1,026)
Payroll and employee benefits	332	(100)	204
Warranty	(171)	—	—
Deferred revenue	1,490	595	758
Other liabilities	(651)	227	(519)
Accrued income taxes	(70)	186	(151)

Net cash provided by operating activities	11,429	6,398	11,965

Cash Flows From Investing Activities:
Purchase of short-term investments	(9,500)	—	—
Purchases of plant and equipment	(3,922)	(3,169)	(3,771)
Proceeds from disposition of equipment	298	204	144

Net cash used in investing activities	(13,124)	(2,965)	(3,627)

Cash Flows From Financing Activities:
Payments made on long-term note	(700)	(700)	(700)
Repurchase and retirement of common stock	—	(1,061)	(1,717)
Proceeds from employee stock incentive plans	1,450	5,382	1,078
Cash dividends paid	(321)	—	—

Net cash provided by (used in) financing activities	429	3,621	(1,339)

Net decrease in cash and cash equivalents	(1,266)	7,054	6,999
Cash and cash equivalents at beginning of year	36,671	29,617	22,618

Cash and cash equivalents at end of year	$34,405	$36,671	$29,617

Supplementary Disclosures of Cash Flow Information:
Income taxes paid	$761	$658	$840
Interest paid	$478	$457	$538
The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 25, 2005 and March 26, 2004 and for Each of the Three Fiscal Years
in the Period Ended March 25, 2005

Note 1	Summary of Significant Accounting Policies
      Printronix, Inc. was incorporated in California in 1974 and was reincorporated in Delaware in December 1986. Our headquarters are located in Irvine, California. Unless the context otherwise requires, the terms “we,” “our,” “us,” “company” and “Printronix” refer to Printronix, Inc. and its consolidated subsidiaries.

Principles of Consolidation
      The consolidated financial statements include the accounts of Printronix and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Accounting Period
      We use a fifty-two or fifty-three week fiscal year ending on the last Friday of March. For the fiscal years presented, the year-end dates were March 25, 2005, March 26, 2004 and March 28, 2003. All fiscal years presented used a fifty-two week fiscal year period.

Cash Equivalents
      We consider all highly liquid temporary cash investments with original maturities of three months or less at the time of purchase to be cash equivalents. The effect of exchange rate changes on cash balances held in foreign currencies was not material for the periods presented.

Fair Value of Financial Instruments
      Our consolidated balance sheets include the following financial instruments: cash, cash equivalents, short-term investments, accounts receivable, current portion of long-term debt, accounts payable, long-term debt and foreign exchange forward contracts. We consider the carrying amounts in the financial statements to approximate fair value for cash equivalents, accounts receivable and accounts payable because of the relatively short period of time between origination and their expected realization. The carrying values of the long-term debt and the current portion of long-term debt approximate fair value as they bear interest at current market rates.

Investments in Marketable Debt Securities
      The company evaluates its investments in marketable debt securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and has determined that all of its investments in marketable debt securities should be classified as available-for-sale and reported at fair value. The unrealized gains and losses on available-for-sale securities, net of taxes, are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest and other (income) expense, net.
      The fair value of the company’s investments in marketable debt securities are based on quoted market prices which approximate fair value due to the frequent resetting of interest rates. The company assesses its investments in marketable debt securities for other-than-temporary declines in value by considering various factors that include, among other things, any events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position, and the company’s ability and intent to hold the security until a forecasted recovery of fair value.
      At March 25, 2005, the company’s investments in marketable debt securities consisted of taxable corporate auction rate securities. At March 25, 2005, the estimated fair value of each investment approxi-

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
mated its amortized cost and, therefore, the company had no significant unrealized gains or losses or any non-temporary losses. There were no proceeds from sales or maturities of marketable debt securities in the fiscal year ending March 25, 2005.
      Although contractual maturities of the company’s debt securities are due after five years, the investments are classified as current assets in the Consolidated Balance Sheets due to the company’s expected holding period of less than one year.

Allowance for Doubtful Accounts
      We perform credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness. We maintain an allowance for doubtful accounts based upon a variety of factors. Each quarter, we review all open accounts and provide specific reserves for customer-collection issues when we believe the loss is probable, considering such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. Each quarter, we also record an unallocated reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of our historical losses, overall economic conditions in our industry and other factors. Receivable losses are charged against the allowance when management believes the account is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

Inventories
      We record a provision each quarter to value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory, or the current estimated market value of the inventory, based upon assumptions about future demand and market conditions. We also perform regular reviews of our inventory and record a provision for estimated excess and obsolete items based upon forecasted demand, and any other known factors at the time. Inventories, which include material, labor and overhead costs, are valued at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment
      Depreciation of property, plant and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

Machinery and equipment	3 to 15 years
Furniture and fixtures	3 to 20 years
Buildings and improvements	30 years
Leasehold improvements	Lesser of useful life or term of lease
      Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property, plant and equipment are capitalized at cost. When we dispose of assets, the applicable costs and accumulated depreciation and amortization thereon are removed from the accounts and any resulting gain or loss is included in income from operations in the period incurred. Depreciation and amortization expense on property, plant and equipment was $5.1 million, $6.7 million and $7.3 million for fiscal years 2005, 2004 and 2003, respectively.

Long-Lived and Intangible Assets
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the carrying value of long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an underlying asset may not be recoverable. In the event the carrying value of assets is determined to be unrecoverable, we would record an adjustment to the carrying

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value of the assets affected based upon a discounted-cash-flow method. Goodwill and intangible assets of $0.1 million were fully amortized as of March 28, 2003.
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

Revenue Recognition
      We recognize revenue from product sales when it is realized or realizable and earned, which is generally at the time of shipment and passage of title. We consider revenue to be realized or realizable and earned when we have persuasive evidence of a sales arrangement in the form of a contract or a purchase order, the product has been shipped, the sales price is fixed or determinable and collectibility is reasonably assured. Our sales are based upon written contractual agreements with our resellers that include established pricing and payment terms.
      Products that are not working properly may be returned subject to our warranty policy discussed below. Customers may return products that are incompatible with the intended application. Judgment is required to record provisions for future product returns. Our business model of configuring products to order for each customer and, in most cases, direct shipping to end users greatly reduces the amount of inventory in the channel, effectively reduces product return liability and aids in estimating future product returns. We continuously monitor product returns. Each quarter, we evaluate the adequacy of our recorded accruals and record a provision as a revenue reduction for the estimated amount of future returns, based upon historical experience, authorization we have granted for significant pending returns and any other known factors. Although such returns have historically been within our expectations and the provisions we have established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Because of our direct ship business model, we encourage our channel partners not to hold inventory. Any significant increase in product failure rates and the resulting returns, or product returns for other reasons, could have a material adverse impact upon our operating results for the period or periods in which such information is known.
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
      We have few revenue arrangements with multiple deliverables such as the delivery or performance of multiple products, services or rights to use assets that would need to be identified into separate units of accounting. Occasionally, we sell and install Print and Apply thermal printers. In instances in which we have determined installation to be inconsequential and perfunctory, revenue is recognized at the time of sale. In all other instances, the printer revenue and applicable installation revenue are deferred until customer acceptance is obtained.
      We record estimated revenue reductions at the time of sale for customer programs and incentive offerings, including special pricing, rebates or other programs.
      We offer professional services, such as training and customized applications to customers. These services are generally short-term in duration and are recognized as revenue upon completion and acceptance of the service.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Warranty Costs
      We maintain an accrual for warranty obligations based upon our claims experience. A provision for estimated warranty obligations is charged to cost of sales when the product is sold. We evaluate our warranty reserve requirements on a quarterly basis. Printronix generally offers either a 90-day on-site or a 12-month return-to-factory standard parts-and-labor warranty on printer and verifier products to most customers. Defective printers and verifiers can be returned to us for repairs or replacement in the applicable warranty period at no cost to the customer. Supplies are warranted for the shelf life of the products, which can be up to two years.
      The following is a summary of our accrued warranty obligation for fiscal years 2005 and 2004:

	March 25,	March 26,
	2005	2004

	($ in thousands)
Beginning balance, warranty reserves	$1,033	$1,356
Add warranty expense	1,002	1,006
Accrual adjustments to reflect actual experience	(125)	(212)
Deduct warranty charges incurred	(1,047)	(1,117)

Ending balance, warranty reserves	$863	$1,033

Engineering and Development
      Company-funded engineering and development costs are expensed as incurred. A substantial portion of the engineering and development expense is related to developing new products and solutions and making significant improvements to existing products or processes.

Advertising
      We expense advertising costs, including promotional literature, brochures and trade shows as incurred. Advertising expense was $2.7 million, $2.5 million and $2.5 million for fiscal years 2005, 2004 and 2003, respectively.

Foreign Currency Gains and Losses
      The United States dollar is the functional currency for all of our foreign subsidiaries. Certain transactions are booked in various foreign currencies, which may result in transaction gains or losses when the transactions are completed. Also, for these subsidiaries, the assets and liabilities have been remeasured at the end of the period exchange rates, except inventories and property, plant and equipment, which have been remeasured at historical rates. The statements of income have been remeasured at average rates of exchange for the period, except cost of sales and depreciation, which have been remeasured at historical rates. We predominantly price our products in United States dollars and in Euros.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effects of changes in the Euro’s value in fiscal year 2005, compared with fiscal year 2004, were as follows: an increase in revenue of $1.9 million, an increase in gross margin of $1.4 million and an increase in operating expenses of $0.3 million and foreign exchange gains of $0.2 million.
      The effects of changes in the Euro’s value in fiscal year 2004, compared with fiscal year 2003, were as follows: an increase in revenue of $3.3 million, an increase in gross margin of $2.4 million and an increase in operating expenses of $0.8 million and foreign exchange losses of $1.1 million.

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
      We periodically review our deferred tax assets for realization based upon historical taxable income, prudent and reasonable tax strategies, the expected timing of the reversals of existing temporary differences and future taxable income. We record a valuation allowance to reduce our deferred tax assets to the amount management believes will be realized.
      We have not completed our analysis on the possible election of the repatriation provisions contained in the American Jobs Creation Act of 2004 and, accordingly, have not adjusted income tax expense or net deferred tax assets.

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

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net income per share data for each of the three fiscal years in the period ended March 25, 2005, is as follows:

	March 25,	March 26,	March 28,
	2005	2004	2003

	($ in thousands, except share
	and per share data)
Net income	$1,939	$632	$3,037
Basic weighted average shares outstanding	6,356,236	5,734,633	5,843,702
Basic net income per share	$0.31	$0.11	$0.52
Effect of dilutive securities:
Basic weighted average shares outstanding	6,356,236	5,734,633	5,843,702
Dilutive effect of stock options	182,085	226,402	168,665

Dilutive weighted average shares outstanding	6,538,321	5,961,035	6,012,367
Diluted net income per share	$0.30	$0.11	$0.51
      The dilutive weighted average shares outstanding does not include the antidilutive impact of 76,153 shares, 39,132 shares, and 568,989 shares for fiscal years 2005, 2004 and 2003, respectively, because the exercise price of the stock options exceeded the average market value of the stock for that period.

Accounting for Stock-Based Compensation
      We account for stock-based compensation issued to employees using the intrinsic-value-based method as prescribed by the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic-value-based method, compensation is the excess, if any, of the fair market value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period (See Note 5 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K). No stock-based employee compensation cost is reflected in net income for the fiscal years presented as all options granted under the stock-based compensation plan had an exercise price equal to the market value of the underlying common stock on the date of grant.
      The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation and is provided in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

	March 25,	March 26,	March 28,
	2005	2004	2003

	($ in thousands, except per share data)
Net income, as reported	$1,939	$632	$3,037
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	223	315	1,109

Pro forma net income	$1,716	$317	$1,928

Earnings per share:
Basic — as reported	$0.31	$0.11	$0.52
Basic — pro forma	$0.27	$0.06	$0.33
Diluted — as reported	$0.30	$0.11	$0.51
Diluted — pro forma	$0.26	$0.05	$0.32

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted-average fair value of options granted during fiscal years 2005, 2004 and 2003 was $5.70, $5.07, and $5.57 per share, respectively.
      For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option granted to employees is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions for each of the three fiscal years in the period ended March 25, 2005:

	March 25,	March 26,	March 28,
	2005	2004	2003

Average volatility	42%	63%	66%
Weighted average risk-free interest rate	3.4%	1.9%	3.3%
Dividend yield	0.2%	—	—
Average expected life	3.4 years	3.6 years	3.3 years

Foreign Currency Hedging
      We have a foreign currency-hedging program in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. Under the program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. We had outstanding forward-exchange contracts with a notional amount of $6.3 million and $6.1 million at March 25, 2005, and March 26, 2004, respectively. Based on the fair value of these contracts at March 25, 2005 and 2004, we recorded an asset of $0.1 million for both fiscal years, which is included in the prepaid expenses and other current assets portion of the consolidated balance sheet. For the three fiscal years in the period ended March 25, 2005, our hedges were effective and, as a result, there was no charge to earnings for any ineffective portion of the change in fair value of the hedge.

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

Concentration of Credit Risk
      We sell a significant portion of our products through resellers and, as a result, maintain individually significant receivable balances with these parties. If the financial condition or operations of these resellers deteriorate substantially, our operating results and financial condition could be adversely affected. Our largest customer’s (IBM) receivable balance represented 20.9 percent and 16.3 percent of total accounts receivable at March 25, 2005, and March 26, 2004, respectively. The two largest customers’ receivable balances combined represented 25.1 percent and 23.1 percent of total accounts receivable at March 25, 2005, and March 26, 2004, respectively. The 10 largest customers’ receivable balances collectively represented 44.6 percent and 48.9 percent of total accounts receivable at March 25, 2005, and March 26, 2004, respectively. Credit risk with respect to other accounts receivable is generally diversified because of the large number of entities comprising our customer base and their dispersion across many geographical regions. We continuously evaluate the credit worthiness and the financial condition of our resellers and other customers. We require collateral, such as letters of credit, in certain circumstances.
      Concentration of credit risk also exists in our short-term cash investments. Short-term cash investments are made with high-quality banks or brokerage firms in investment grade securities and highly liquid cash equivalents.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates
      The preparation of financial statements that conform with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses during the reporting period, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from those estimates.

Reclassifications
      Certain amounts for previous fiscal years have been reclassified to conform to the fiscal year 2005 presentation.

New Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 151, “Inventory Costs — an Amendment of ARB 43, Chapter 4,” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and will be adopted by the company in the first quarter of fiscal year 2007. The company is currently evaluating the financial statement impact of the implementation of SFAS 151. We do not expect the adoption of SFAS 151 to have a material impact on our consolidated financial position or results of operations.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” We do not believe this deduction will be available to the company because of our history of domestic operating losses. In December 2004 the FASB also issued, FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The company has not yet completed its evaluation of the repatriation provision.
      In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC Staff’s interpretation of SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to amend the date for compliance with SFAS 123R beginning with the first interim or annual period of the registrant’s first fiscal year beginning on or after June 15, 2005. Printronix will be required to adopt SFAS 123R and SAB 107 at the beginning of the first quarter of fiscal year 2007. We are currently evaluating the requirements of SFAS 123R, including the determination of the fair value method to measure compensation expense, the appropriate assumptions to include in the fair market value model and the transition method to use upon adoption. The company believes the adoption of SFAS 123R may have a material unfavorable impact on its consolidated results of operations and earnings per share.
      In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets — an Amendment of Accounting Principles Board Opinion No. 29 (“APB 29”), Accounting for Nonmonetary Transactions.” The guidance in APB 29 is based on the principle that exchanges of nonmonetary assets should be measured

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based on the fair value of the assets exchanged. The guidance in APB 29; however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The company is currently evaluating the provisions of this statement, but does not expect it to have a material impact.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this interpretation are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. The company is currently evaluating the provisions of this standard.
      In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error, unless it is impracticable to do so. When it is impracticable to determine the period-specific effects of an accounting change, SFAS 154 requires application of the new accounting principle as of the earliest period for which retrospective application is practicable. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires application as if the accounting principle were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Printronix in the first quarter of fiscal 2007. Printronix is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.
      In June 2005, the FASB issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” which addresses the accounting for obligations associated with Directive 2002/96/EC, Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union. FSP FAS 143-1 provides guidance on how to account for the effects of the Directive with respect to historical waste, waste associated with products placed on the market on or before August 13, 2005. FSP FAS 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union member country. The company is currently evaluating the effect that the adoption of FSP FAS 143-1 will have on its consolidated results of operations and financial condition.

Note 2	Bank Borrowings and Debt Arrangements
      The company has a $14.2 million long-term note secured by its Irvine facility. The note contains customary default provisions, no restrictive covenants and requires monthly principal and interest payments, with a balloon payment of $12.6 million due June 1, 2007. Interest on the note is at variable rates based upon the London Interbank Offered Rate (“LIBOR”) plus 1.25 percent, and is reset for periods from one month up

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to one year, at our discretion. The interest rate on the note was 4.1 percent as of March 25, 2005. During fiscal years 2005, 2004 and 2003, the weighted average interest rate on the note was 3.2 percent, 2.4 percent and 3.0 percent, respectively.
      We ended fiscal year 2005 with a balance of $14.2 million on the note, which consisted of long-term debt of $13.5 million and the current portion of long-term debt of $0.7 million. Repayment of the note is as follows: $0.7 million each year for fiscal years 2006 through 2007, and $12.8 million, which includes the balloon payment, in fiscal year 2008.
      At March 25, 2005, one of our foreign subsidiaries maintained unsecured lines of credit for $2.1 million with major foreign banks, which included a standby letter of credit of $1.5 million. These credit facilities are subject to certain standard financial covenants. We were in compliance with these financial covenants for all fiscal periods presented. The parent company guarantees any amounts outstanding on these lines of credit. There were no cash borrowings against these lines of credit for the fiscal periods presented. No fees are charged for the unused portion of the lines of credit. Any borrowings on the lines of credit would be subject to interest rates at approximately 0.25 percent to 1.0 percent above the prime-lending rate.
      The company maintains a standby letter of credit related to its workers’ compensation program for $0.4 million. The standby letter of credit is secured by a cash deposit and is automatically renewed annually. There were no cash borrowings against this letter of credit for the fiscal periods presented. Any borrowings would be subject to interest rates at 2.0 percent above the prime-lending rate, subject to certain maximum limits.
      We have a commitment facility for $2.6 million with a major foreign bank to support our hedging activities. This commitment facility has no restrictive covenants and is available to fund any forward currency contracts should we be unable to satisfy our obligations. The agreement automatically renews annually, subject to certain administrative compliance requirements. There are no annual fees under this agreement. Any borrowings under this agreement would be subject to interest rates available at that time. During fiscal years 2005, 2004 and 2003, no amounts were borrowed under this commitment facility.
      The components of interest and other (income) expense, net, in the Consolidated Statements of Operations for the three fiscal years in the period ended March 25, 2005 were as follows:

	March 25, 2005	March 26, 2004

	($ in thousands)
Interest expense	$505	$554
Interest income	(639)	(294)
Other (income) expense	(10)	45

Interest and other (income) expense, net	$(144)	$305

Note 3	401(k) Savings, Profit-Sharing and Bonus Plans
      We have a 401(k) Savings and Investment Plan (the “401(k) Plan”), for all eligible employees, which is designed to be tax deferred in accordance with the provisions of Section 401(k) of the Internal Revenue Code. All United States employees (including officers, but not outside directors) may contribute from 1 percent to 17 percent of compensation per week (subject to certain limitations) on a tax-free basis through a “salary reduction” arrangement. In fiscal year 2003, we matched employee contributions up to a maximum of 3 percent of salary, or $2,000 per year, whichever was less. Our contributions were temporarily cancelled in the third quarter of fiscal year 2003 and were reinstated in the fourth quarter of fiscal year 2004. Effective January 30, 2004, we match employee contributions up to a maximum of 1 percent of salary, or $1,000 per year, whichever is less. Employee contributions are always 100 percent vested. Our contributions become fully

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
vested after four full years of employment. Our contributions to the 401(k) Plan were $254 thousand, $43 thousand and $432 thousand for the fiscal years 2005, 2004 and 2003, respectively.
      We also maintain a discretionary worldwide quarterly profit-sharing plan for qualified employees. Employees who have been with Printronix for 90 days of continuous service are eligible to participate in the profit-sharing plan. We allocate a percentage of pre-tax operating profit to a profit-sharing pool, which we then distribute to employees pro-rata based upon quarterly salary. In addition, certain executives are eligible to participate in a quarterly bonus plan, which is contingent upon achieving specific operating performance targets established by the compensation/stock option committee of the board of directors. Our contributions to both of these plans totaled $0.7 million, $0.4 million, and $0.9 million for the fiscal years 2005, 2004 and 2003.

Note 4	Restructuring Charges
      During fiscal year 2001, we completed a plan to restructure certain line matrix, thermal and verifier manufacturing, and support operations. The restructuring was initiated to reduce production costs by relocating certain line matrix and thermal manufacturing processes into our Singapore facility and by consolidating manufacturing of critical line matrix components into the Irvine facility. Also, configuration activities for printers for the domestic market were consolidated into the Irvine facility from the Memphis facility, and the verifier operations were relocated to the Irvine facility from another California location. In total, 72 positions were eliminated, or approximately 7.1 percent of the worldwide workforce.
      The restructuring accrual was $0.1 million at March 28, 2003 and was fully utilized during the fiscal year ended March 26, 2004.

Note 5	Stockholders’ Equity

Stock Incentive Plan — Common Stock Options
      Under our 1994 Stock Incentive Plan (the “Plan”) options may be granted to purchase shares of our common stock. We have authorized 2,900,000 shares for issuance under the Plan. The Plan was extended in August 2003 for eighteen months from an original expiration of February 2004 to August 2005. As of August 2003, repricing of options under the Plan is prohibited. Options under the Plan generally are granted at prices not less than the fair market value of the common stock on the date of grant and become exercisable in installments at dates ranging from one to 10 years from the date of grant, as determined by the compensation/stock option committee of the board of directors. Generally, outstanding options become exercisable at the rate of 25 percent per year, and expire between five to 10 years from the date of grant. The compensation/stock option committee of the board of directors administers the Plan.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of the transactions as discussed below, relating to the Plan for each of the three fiscal years in the period ended March 25, 2005:

	March 25, 2005		March 26, 2004		March 28, 2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Common Stock Options	Shares	Price	Shares	Price	Shares	Price

Beginning, outstanding	695,952	$9.28	1,335,812	$9.78	1,496,120	$9.63
Granted	121,835	16.94	9,300	11.16	245,299	11.81
Exercised	(150,441)	9.61	(525,039)	10.25	(129,583)	8.33
Forfeited and expired	(44,598)	18.41	(124,121)	10.72	(276,024)	11.48

Ending, outstanding	622,748	$9.73	695,952	$9.28	1,335,812	$9.78

Options exercisable	391,537		417,805		721,940

      As of March 25, 2005, there were 409,570 shares available to grant.
      A detail of options outstanding and exercisable as of March 25, 2005, is presented below:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$ 5.30 - $ 8.90	276,620	5.67	$5.69	275,120	$5.68
9.70 - 11.85	199,008	1.73	11.49	98,597	11.28
11.98 - 19.88	147,120	4.19	16.27	17,820	13.09

$ 5.30 - $19.88	622,748	4.09	$9.73	391,537	$7.43

      A detail of options outstanding and exercisable as of March 26, 2004, is presented below:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$ 5.30 - $ 9.80	325,738	6.62	$5.76	251,335	$5.65
10.10 - 11.25	129,536	1.42	10.62	80,692	10.63
11.85 - 22.38	240,678	2.71	13.31	85,778	15.74

$ 5.30 - $22.38	695,952	4.30	$9.28	417,805	$8.68

Stock Incentive Plan — Restricted Stock
      Under the Plan, grants of restricted stock can be made at any price. In the first quarter of fiscal year 2005, the company reserved 56,722 and 310,000 shares of restricted stock under the Plan for future issuance as restricted stock. The 56,722 shares were reserved for future issuance to the non-employee board of directors members and key employees. As of March 25, 2005, none of the 56,722 shares were issued and outstanding. During the first quarter of fiscal year 2005, 290,000 of the 310,000 reserved shares were granted to certain officers of the company and other employees. These shares granted are issued and outstanding and are performance based and vest only if the company achieves certain financial performances over a total of 6 fiscal years. As of March 25, 2005, we have not met nor is there any indication that we will meet any of the

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
performance targets. Accordingly, no compensation expense has been recorded as of March 25, 2005. In addition, 20,000 shares are not issued but may be purchased by an employee if certain performance criteria are met.
      See Accounting for Stock-Based Compensation in Note 1 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, for the pro forma disclosures of net income and earnings per share required under SFAS No. 123.

Common Share Purchase Rights
      On March 16, 1989, we declared a dividend payable on April 4, 1989, of 10,311,603 Common Share Purchase Rights. Each right, when exercisable, entitles a stockholder to buy one share of our common stock at an exercise price of $15.55, subject to adjustment. The rights become exercisable ten days after certain persons or groups announce acquisition of 20 percent or more, or announce an offer for 30 percent or more, of our common stock. The rights are nonvoting, originally expired in ten years and may be redeemed prior to becoming exercisable. In the event we are acquired in a merger or other business combination, each outstanding right would entitle a holder to purchase, at the current exercise price, that number of shares of common stock of the surviving company having a market value equal to two times the exercise price of the right. Prior to expiration of the rights, the plan under which the rights were granted was amended to, among other things, extend the plan for an additional ten years and change the exercise price to $70.00. The rights expire at the earlier of April 4, 2009, or the exchange or redemption as described above. The foregoing is a general description only and is subject to the detailed terms and conditions set forth in the Amended and Restated Rights Agreement, dated as of April 4, 1999, between Printronix and Chase Mellon Shareholder Services, LLC, now Mellon Investor Services LLC.

Stock Repurchases
      In the fourth quarter of fiscal year 2002, the board of directors authorized the company to purchase up to 500,000 shares of the company’s outstanding common stock. Purchases may be made from time-to-time in the open market. No shares of common stock were repurchased during fiscal year 2005. In fiscal years 2004 and 2003, 106,700 and 161,967 shares, respectively, of common stock were repurchased at prices ranging from $9.03 to $11.87 per share for a total cost of $1.1 million in fiscal year 2004 and $1.7 million in fiscal year 2003. Future purchases of 227,395 shares of common stock may be made at our discretion.

Cash Dividends
      During the fourth quarter of fiscal year 2005, the company announced its first quarterly cash dividend totaling $0.05 per share, or $0.3 million based on 6.5 million shares outstanding.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6	Income Taxes

Provision (Benefit) for Income Taxes
      The provision (benefit) for income taxes for each of the three fiscal years in the period ended March 25, 2005 consisted of the following:

	March 25,	March 26,	March 28,
	2005	2004	2003

	($ in thousands)
Current provision (benefit):
Federal	$—	$(1,229)	$(100)
State	(15)	105	30
Foreign	846	538	639
Deferred provision (benefit)	—	638	(98)

Provision for income taxes	$831	$52	$471

      The amounts for the tax provision (benefit) above are classified by the location of the taxing authority and not geographical region.
      During the fourth quarter of fiscal year 2004, the company completed its study of available research and development federal income tax credits and recorded a federal tax benefit of $2.6 million.

Components of Income (Loss) Before Taxes
      The components of income (loss) before taxes, based upon the tax jurisdiction, for each of the three fiscal years in the period ended March 25, 2005 consisted of the following:

	March 25,	March 26,	March 28,
	2005	2004	2003

	($ in thousands)
United States	$1,290	$2,434	$(1,083)
Foreign	1,480	(1,750)	4,591

Income before taxes	$2,770	$684	$3,508

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

	United
	States	Foreign

	($ in thousands)
Income (loss) before taxes	$2,434	$(1,750)
Effects of IRS federal income tax audit	(5,998)	5,998

Adjusted (loss) income before taxes	$(3,564)	$4,248

Deferred Income Tax Provision (Benefit)
      Deferred income taxes result from differences in the timing of reporting income and expenses for financial statement and income tax reporting purposes.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The deferred income tax provision (benefit) for each of the three fiscal years in the period ended March 25, 2005 consisted of the following:

	March 25,	March 26,	March 28,
	2005	2004	2003

	($ in thousands)
Capitalized research and development	$36	$35	$(60)
Tax depreciation over (under) depreciation for financial reporting purposes	180	(271)	(145)
Inventory costs capitalized for tax, expensed for financial reporting	492	251	(74)
Decrease in reserves	218	601	145
Net operating loss carryforwards	(164)	(2,007)	(313)
Credit carryforwards	(6,497)	(1,668)	(253)
Valuation allowance	5,735	3,697	602

Deferred income tax provision (benefit)	$—	$638	$(98)

      We recorded a charge of $5.7 million in fiscal year 2005 to increase our valuation allowance and reduce our deferred tax assets to the amount we believe will be realized.
      Deferred income taxes are not provided for the undistributed earnings of our foreign subsidiaries, which totaled approximately $47.7 million as of March 25, 2005, as we intend to reinvest these earnings indefinitely outside of the United States. Should we be required to repatriate these funds, our deferred tax liability would be approximately $16.4 million. Repatriating eligible foreign earnings under the temporary provision of the American Jobs Creation Act of 2004 as discussed below, would not be treated as an exception to our policy and intent of permanently investing such foreign earnings outside of the United States.

Deferred Income Tax Assets and Liabilities
      As of March 25, 2005, we had net deferred income tax assets of $2.7 million. The realization of the net deferred assets was supported by an identified tax strategy that Printronix would implement, if necessary, to realize the related tax benefits before the net operating losses expired. We believe that such tax strategy continues to be prudent and feasible. The strategy involves the potential sale or transfer of certain intellectual property from our United States operations to one of our foreign subsidiaries, which would generate taxable income for our United States operations.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The deferred income tax assets and liabilities as of March 25, 2005 and March 26, 2004 consisted of the following:

	March 25,	March 26,
	2005	2004

	($ in thousands)
Inventory costs capitalized for tax and expensed for financial reporting purposes	$453	$945
Reserves	1,925	2,142
California manufacturing investment credit	212	—

Deferred income tax assets — current	$2,590	$3,087

Capitalized research and development	$469	$505
Net operating loss carryforwards	2,787	2,205
Credit carryforwards	9,752	3,469
Tax depreciation under depreciation for financial reporting purposes	111	125
Valuation allowance	(11,473)	(5,317)

Deferred income tax assets — long-term, net	$1,646	$987

Tax depreciation over depreciation for financial reporting purposes	$1,548	$1,384

Deferred income tax liabilities — long-term	$1,548	$1,384

Net deferred income tax assets	$2,688	$2,690

      In fiscal year 2005, we recorded an increase of $5.1 million for state research and development credit carryforwards. The total change in the valuation allowance was $6.1 million. This included the tax-affected amount of $0.4 million related to non-qualified stock options exercised and the $5.7 million charge to increase the valuation allowance related to certain tax carryforwards from the table below in the Reconciliation of Effective Tax Rate to Statutory Federal Tax Rate.
      In fiscal year 2004, the total change in the valuation allowance was $4.7 million. This included the tax-affected amount of $1.0 million related to non-qualified stock options exercised and the $3.7 million charge related to certain tax carryforwards from the table below in the Reconciliation of Effective Tax Rate to Statutory Federal Tax Rate. In fiscal year 2004, certain tax liabilities totaling $1.3 million were reclassed into the deferred tax accounts and were netted against net operating loss carryforwards.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effected federal and state net operating losses and credit carryforwards begin to expire as follows:

	Amount	Fiscal Years

	($ in thousands)
Net operating losses:
Federal	$2,323	2023 to 2025
State	464	2013 to 2015

	$2,787

Credit carryforwards:
Federal foreign tax credit	$2,226	2011 to 2015
Federal research and development credit	2,449	2018 to 2025
California research and development credit	5,077	Indefinite
California manufacturing investment credit	212	2006 to 2013

	$9,964

      The net operating losses include losses related to the exercise of non-qualified stock options, totaling $1.4 million, which will not be available to offset earnings but must be charged to equity upon realization.

Reconciliation of Effective Tax Rate to Statutory Federal Tax Rate
      Reconciliation of the effective tax rate to the statutory federal tax rate for the three fiscal years in the period ended March 25, 2005 consisted of the following:

	March 25,		March 26,		March 28,
	2005	%	2004	%	2003	%

	($ in thousands)
Provision computed at statutory rates	$942	34.0%	$233	34.0%	$1,193	34.0%
State income tax provision, net of federal tax benefit	(10)	(0.3)%	69	10.1%	20	0.5%
Difference in effective foreign tax rates	(159)	(5.7)%	(1,254)	(183.4)%	(1,524)	(43.4)%
Research and development credits	(5,994)	(216.4)%	(2,600)	(380.1)%	—	—
Valuation allowance	5,735	207.0%	3,697	540.5%	602	17.2%
Change in estimates	260	9.4%	—	—	—	—
Other	57	2.0%	(93)	(13.5)%	180	5.1%

Income tax provision	$831	30.0%	$52	7.6%	$471	13.4%

      We have subsidiaries in various countries and therefore are subject to varying income tax rates. The worldwide effective tax rate for fiscal year 2005 was 30.0 percent, which differs from the federal statutory rate principally as a result of the increase in the research and development credits, principally state credits, the increase in the valuation allowance related to certain tax carryforwards, and pre-tax earnings of subsidiaries that operate within lower-tax jurisdictions.
      The effective tax rates for fiscal years 2004 and 2003 were 7.6 percent, and 13.4 percent, respectively, which differs from the federal statutory rate principally as a result of domestic operating losses and pre-tax earnings by subsidiaries that operate within lower-tax jurisdictions. In addition, the fiscal year 2004 rate included the benefit from the federal research and development tax credit.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We had a favorable pioneer tax status that began in April 1996 in Singapore which exempted income generated from the manufacture and sale of the Printronix P5000 Series line matrix and T5000 thermal products by our Singapore subsidiary from income tax liability. The pioneer status ended March 26, 2004. In the third fiscal quarter of fiscal year 2005, we received an extension which was retroactive to the beginning of fiscal year 2005 and which now expires at the end of fiscal year 2007. As a result of this extension, the Singapore fiscal year 2005 income tax expense of $0.2 million that had been recorded as of the third fiscal quarter was reversed in the fourth fiscal quarter. The pioneer status mandates that we meet certain capital spending and human capital requirements by March 2006. We believe that we will be able to meet such requirements.
      The pioneer status in Singapore resulted in foreign tax savings of $0.3 million for fiscal year 2005, $0.8 million for fiscal year 2004, and $0.9 million for fiscal year 2003. The diluted net income per share effect of this annual tax savings was an increase of 5 cents, 13 cents and 15 cents for fiscal years 2005, 2004 and 2003, respectively.

American Jobs Creation Act
      On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was passed. This Act creates a temporary incentive for U.S. multinational companies to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction would result in a federal tax rate of approximately 6 percent on the repatriated earnings. This incentive expires in fiscal year 2006 for Printronix. The deduction is subject to a number of limitations, and there is uncertainty as to how to interpret numerous key provisions in the Act. To qualify for the deduction, the repatriated earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the Act must be met as well.
      The company has not yet completed its evaluation on whether, and to what extent, it might repatriate foreign earnings under the Act. The company is not yet in a position to determine the impact any potential repatriation would have upon its income tax expense for fiscal year 2006. The company expects to complete its analysis of this repatriation incentive during fiscal year 2006, after issuance of additional regulatory guidance.

Note 7	Segment and Customer Data
      We manufacture and sell a variety of printers, printer/encoders and associated products that have similar economic characteristics as well as similar customers, production processes and distribution methods. We therefore have aggregated similar products and report one segment. Geographical data based upon the

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
principal location of our operations for each of the three fiscal years in the period ended March 25, 2005, is as follows:

		Europe
		Middle
	The	East &	Asia
	Americas	Africa	Pacific	Eliminations	Consolidated

	($ in thousands)
March 25, 2005
Revenue:
Net sales	$63,289	$43,702	$24,720	$—	$131,711
Transfers between geographical locations	8,190	548	26,417	(35,155)	—

	$71,479	$44,250	$51,137	$(35,155)	$131,711
(Loss) income from operations	$(2,820)	$2,300	$3,244	$—	$2,724
Identifiable assets	$59,651	$11,546	$44,269	$—	$115,466
March 26, 2004
Revenue:
Net sales	$67,842	$36,328	$20,900	$—	$125,070
Transfers between geographical locations	7,383	578	26,363	(34,324)	—

	$75,225	$36,906	$47,263	$(34,324)	$125,070
(Loss) income from operations	$(2,777)	$1,686	$2,088	$—	$997
Identifiable assets	$53,118	$12,069	$46,622	$—	$111,809
March 28, 2003
Revenue:
Net sales	$82,263	$36,504	$19,462	$—	$138,229
Transfers between geographical locations	7,275	462	35,389	(43,126)	—

	$89,538	$36,966	$54,851	$(43,126)	$138,229
(Loss) income from operations	$(2,934)	$1,733	$4,248	$—	$3,047
Identifiable assets	$57,022	$11,024	$38,041	$—	$106,087
      Geographical information is based upon the principal location of our operations and not necessarily upon the location of the customers. Transfers between geographical locations are billed at manufacturing costs plus a margin representing a reasonable rate of return for activities performed. Certain operating expenses have been redistributed among geographical regions to reflect a reasonable allocation of operating expenses that support worldwide operations. The Americas’ sales included export sales, principally to Europe, Latin America, and Canada, of approximately $4.1 million, $7.3 million and $12.9 million for fiscal years 2005, 2004 and 2003, respectively.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Sales by Product Line
      Sales by product line for the three fiscal years in the period ended March 25, 2005 were as follows:

	March 25,	March 26,	March 28,
	2005	2004	2003

	($ in thousands)
Product Line:
Line matrix	$92,463	$89,620	$103,458
Thermal*	24,249	18,345	15,864
Laser	12,874	14,715	16,904
Verification products	2,125	2,390	2,003

	$131,711	$125,070	$138,229

RFID*	$2,647	$294	—
Sales by Customer Location
      Sales by customer location for the three fiscal years in the period ended March 25, 2005 were as follows:

	March 25,	March 26,	March 28,
	2005	2004	2003

	($ in thousands)
Customer Location:
Americas	$62,419	$63,579	$72,056
EMEA	46,651	42,183	48,862
Asia Pacific	22,641	19,308	17,311

	$131,711	$125,070	$138,229

      In fiscal years 2005, 2004 and 2003, two resellers each represented a significant percentage of consolidated revenue. Sales to the largest reseller, IBM, represented 21.5 percent of revenue for fiscal year 2005, 22.3 percent of revenue for fiscal year 2004, and 23.8 percent of revenue for fiscal year 2003. Sales to the second largest reseller represented 7.9 percent, 8.9 percent and 9.0 percent of revenue for fiscal years 2005, 2004, and 2003, respectively. Sales to the top ten customers represented 50.5 percent, 51.4 percent and 50.9 percent of revenue for fiscal years 2005, 2004 and 2003, respectively.

Note 8	Commitments and Contingencies

Operating Leases
      With the exception of Singapore, we conduct our foreign operations and United States sales offices using leased facilities under non-cancelable operating leases that expire at various dates from fiscal year 2006 through fiscal year 2009. We own the building in Singapore and have a land lease that expires in fiscal year 2057.
      The following is a summary of rental expense incurred for non-cancelable operating leases for buildings and equipment for each of the three fiscal years in the period ended March 25, 2005:

	March 25,	March 26,	March 28,
	2005	2004	2003

	($ in thousands)
Rental expense	$1,904	$1,793	$1,732

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The minimum rental commitments required under existing non-cancelable operating leases as of March 25, 2005, for the subsequent fiscal years are as follows:

2006	2007	2008	2009	2010	2011-2057	Total

($ in thousands)
$1,195	$748	$404	$129	$107	$11,690	$14,273
      The minimum rental commitment for the land located at the Singapore manufacturing facility represents $12.2 million of the above $14.3 million commitment under non-cancelable operating leases.
      In September 2004, management closed the Memphis facility. The closure of this facility did not have a material impact on our consolidated financial position or results of operations. Related expenditures were approximately $0.4 million.
     Environmental Assessment

Barranca Parkway Sites
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
      In August 2002, we responded to an inquiry from the California Department of Toxic Substance Control (the “Department”) regarding our operations at the site of our former production plant. In February 2004, the Department submitted a proposed Corrective Action Consent Agreement to Printronix, which would require Printronix to perform an investigation of the site that would be used as a basis to determine what, if any, remediation activities would be required of Printronix. During fiscal year 2006, the Department has agreed to include the prior tenant of the site in the ongoing inquiry. We have agreed to perform an initial environmental test, which we believe will further support our claim that we did not use the VOCs in question. We are convinced that we bear no responsibility for any contamination at the site and we intend to defend vigorously any action that might be brought against us with respect thereto.
      As of March 25, 2005 and March 26, 2004, we continued to maintain an accrual for $0.2 million, included in accrued liabilities other, which we believe is a reasonable estimate to cover any additional expenses for environmental tests the Board may request.

Denova Site
      In August 2004, Printronix was notified by the Environmental Protection Agency (the “EPA”) that clean up costs had been incurred at an authorized facility used by Printronix and approximately 2,000 other companies for the disposal of certain toxic wastes. Printronix has joined with a group of the companies contacted by the EPA and the group has submitted a written notice of intent to negotiate, requesting a written offer of settlement from the EPA. We estimate Printronix’s liability to be $0.1 million and have recorded an accrual included in accrued liabilities other as of March 25, 2005.
      We believe that we have adequately accrued for any future expenditures in connection with environmental matters and that such expenditures will not have a material adverse effect upon our consolidated results of operations or financial condition.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Matters
      We are involved in various claims and legal matters in the ordinary course of business. We do not believe these matters will have a material adverse effect upon our consolidated results of operations or financial condition.

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

Note 9	Quarterly Data (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	($ in thousands, except per share data)
Fiscal Year 2005:
Revenue	$33,278	$31,808	$33,928	$32,697
Gross margin	$13,310	$12,038	$13,518	$12,656
Net income (loss)	$449	$(110)	$936	$664
Net income (loss) per share:
Basic	$0.07	$(0.02)	$0.15	$0.10
Diluted	$0.07	$(0.02)	$0.14	$0.10
Fiscal Year 2004:
Revenue	$30,538	$29,059	$33,909	$31,564
Gross margin	$11,043	$10,642	$13,728	$11,987
Net income (loss)	$47	$(934)	$1,474	$45
Net income (loss) per share:
Basic	$0.01	$(0.17)	$0.25	$0.01
Diluted	$0.01	$(0.17)	$0.24	$0.01

Note 10	Subsequent Event
      On June 15, 2005, the company paid a second cash dividend of $0.07 per share, or $0.4 million based on 6.5 million shares outstanding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Effective November 11, 2003 the company dismissed PricewaterhouseCoopers LLP (“PwC”) as its independent registered accounting firm. PwC’s report on the company’s consolidated financial statements for the fiscal year ended March 28, 2003 contained no adverse opinion, contained no disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended by the company’s audit committee and approved by its board of directors. In connection with its audit for the year ended March 28, 2003 and through November 11, 2003, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the financial statements for such year. During the fiscal year ended March 28, 2003 and through November 11, 2003, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).
      Effective November 11, 2003 the company retained BDO Seidman (“BDO”) as its accountants to audit the financial statements of the company. The company did not consult with BDO with respect to accounting principles or practices or financial statement disclosures in any of its financial statements during the last two fiscal years or thereafter through November 11, 2003.
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
Evaluation of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on their evaluation, our principal executive officer and principal accounting and financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Controls
      There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended March 25, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information required under Item 10. “Directors and Executive Officers of the Registrant” (except for certain information concerning the Executive Officers provided below), has been omitted from this report. Such information is hereby incorporated by reference from Printronix’s Proxy Statement for its Annual

Meeting of Stockholders to be held on August 16, 2005, which the company intends to file with the Securities and Exchange Commission not later than July 15, 2005.
Executive Officers of the Registrant
      The executive officers of Printronix and their ages as of March 25, 2005, are as follows:

Robert A. Kleist	76	President, Chief Executive Officer and Director
Theodore A. Chapman	56	Senior Vice President, Engineering and Product Marketing and Chief Technical Officer
C. Victor Fitzsimmons	57	Senior Vice President, Worldwide Operations
George L. Harwood	60	Senior Vice President, Finance and Information Systems (IS), Chief Financial Officer and Corporate Secretary
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

Code of Ethics
      The company adopted a code of ethics (the “Code”) in 1980 that applies to all employees, officers and directors of the company. The Code has been amended from time to time, most recently in 1995. It is broad in scope, is intended to foster accurate financial reporting, honest and ethical conduct, compliance with laws and the like. The company adopted an additional code of ethics (the “Code of Ethics”) on December 12, 2002, and subsequently amended it, most recently in August 2004. The Code of Ethics covers senior executive officers and directors of the company. We believe that the Code and the Code of Ethics together constitute a “code of ethics” within the meaning of the Sarbanes-Oxley Act and regulations promulgated thereunder.
Nominating Committee
      A nominating committee provides suggestions for director nominations. The policies and procedures of the nominating committee are incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 16, 2005, which the company intends to file with the Securities and Exchange Commission not later than July 15, 2005.

Item 11.	Executive Compensation
      Information required under Item 11. “Executive Compensation” has been omitted from this report. Such information is hereby incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 16, 2005, which the company intends to file with the Securities and Exchange Commission not later than July 15, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information required under Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” has been omitted from this report. Such information is hereby incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 16, 2005, which the company intends to file with the Securities and Exchange Commission not later than July 15, 2005.

Item 13.	Certain Relationships and Related Transactions
      None.

Item 14.	Principal Accountant Fees and Services
      Information required under Item 14. “Principal Accountant Fees and Services” has been omitted from this report. Such information is hereby incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 16, 2005, which the company intends to file with the Securities and Exchange Commission not later than July 15, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Index to Financial Statements
      1. Financial Statements included in Part II of this Report:
      2. Schedules supporting the Consolidated Financial Statements:

Page in This
Report

Schedule II — Valuation and Qualifying Accounts	76
      All schedules except Schedule II have been omitted for the reason that the required information is shown in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.
      (b) Exhibits
      Reference is made to the Index of Exhibits of this Annual Report on Form 10-K which Index is incorporated herein by reference.
      (c) Other Financial Statements
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
Dated: July 7, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Kleist Robert A. Kleist	President, Chief Executive Officer and Director (Principal Executive Officer)	July 7, 2005

/s/ George L. Harwood George L. Harwood	Senior Vice President, Finance and Information Systems (IS), Chief Financial Officer and Corporate Secretary (Principal Accounting and Financial Officer)	July 7, 2005

/s/ Bruce T. Coleman Bruce T. Coleman	Director	July 7, 2005

/s/ John R. Dougery John R. Dougery	Director	July 7, 2005

/s/ Chris Whitney Halliwell Chris Whitney Halliwell	Director	July 7, 2005

/s/ Erwin A. Kelen Erwin A. Kelen	Director	July 7, 2005

PRINTRONIX, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For Each of the Three Fiscal Years in the Period Ended March 25, 2005

		Additions

		Charged
	Balance at	(Credited) to	Charged to			Balance
	Beginning	Cost and	Other			at End
Description	of Period	Expenses	Accounts	Deductions		of Period

	($ in thousands)
Fiscal Year Ended March 25, 2005
Allowance for Doubtful Accounts	$1,675	$(120)	$—	$74	A	$1,481

Fiscal Year Ended March 26, 2004
Allowance for Doubtful Accounts	$2,610	$127	$—	$1,062	A	$1,675

Fiscal Year Ended March 28, 2003
Allowance for Doubtful Accounts	$2,524	$365	$—	$279	A	$2,610

Description of Other Additions and Deductions:
      A — Accounts deemed to be bad debt losses

INDEX OF EXHIBITS

Exhibit		Incorporation
Number	Description	Reference

3.1*	Certificate of Incorporation of Printronix, Inc.	(g)
3.2*	By-laws of Printronix, Inc. currently in effect, as amended in Exhibit 3.2a.	(d)
3.2a*	Amendment to By-laws of Printronix, Inc.	(r)
4.1	Copies of certain instruments, which in accordance with paragraph(b)(4) (iii) of Item 601 of Regulation S-K are not required to be filed as exhibits to Form 10-K, have not been filed by Printronix. Printronix agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
4.2*	Amended and Restated Rights Agreement, dated as of April 4, 1999 between Printronix, Inc. and Chase Mellon Shareholder Services, L.L.C., including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively.	(q)
10.1*	Printronix, Inc. 1980 Employee Stock Purchase Plan, as amended.	(a)
10.2	Reserved.
10.3*	Form of Indemnification Agreement between Printronix, Inc. and its directors.	(c)
10.4*	Printronix, Inc. Executive Health Insurance Plan.	(b)
10.5*	Printronix, Inc. 1994 Stock Incentive Plan.	(e)
10.5a*	Printronix, Inc. 1994 Stock Incentive Plan, as amended.	(f)
10.5b*	Printronix, Inc. 1994 Stock Incentive Plan, as amended.	(s)
10.5c*	Printronix, Inc. 1994 Stock Incentive Plan, as amended.	(u)
10.6*	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Robert A. Kleist.	(h)
10.6a*	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Robert A. Kleist.	(r)
10.6b*	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Robert A. Kleist.	(t)
10.7	Reserved.
10.8*	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and George L. Harwood.	(i)
10.8a*	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and George L. Harwood.	(r)
10.8b*	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and George L. Harwood.	(t)
10.9*	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and C. Victor Fitzsimmons.	(j)
10.9a*	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and C. Victor Fitzsimmons.	(r)
10.9b*	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and C. Victor Fitzsimmons.	(t)
10.10	Reserved.
10.11*	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Gordon B. Barrus.	(k)
10.11a*	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Gordon B. Barrus.	(r)
10.11b*	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Gordon B. Barrus.	(t)
10.12*	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Theodore A. Chapman.	(l)

Exhibit		Incorporation
Number	Description	Reference

10.12a*	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Theodore A. Chapman.	(r)
10.12b*	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Theodore A. Chapman.	(t)
10.13*	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Philip Low Fook.	(m)
10.13a*	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Philip Low Fook.	(r)
10.13b*	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Philip Low Fook.	(t)
10.14*	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Bruce T. Coleman.	(n)
10.14a*	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Bruce T. Coleman.	(r)
10.14b*	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Bruce T. Coleman.	(t)
10.15*	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and John R. Dougery.	(o)
10.15a*	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and John R. Dougery.	(r)
10.15b*	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and John R. Dougery.	(t)
10.16	Reserved.
10.17*	Restricted Stock Purchase Agreement dated October 8, 1997 between the Company and Erwin A. Kelen.	(p)
10.17a*	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Erwin A. Kelen.	(r)
10.17b*	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Erwin A. Kelen.	(t)
10.18*	Restricted Stock Purchase Agreement dated August 21, 1998 between the Company and Chris Whitney Halliwell.	(r)
10.18a*	Amendment to Restricted Stock Purchase Agreement dated March 26, 1999 between the Company and Chris Whitney Halliwell.	(r)
10.18b*	Amendment to Restricted Stock Purchase Agreement dated April 2, 2001 between the Company and Chris Whitney Halliwell.	(t)
10.19*	Restricted Stock Purchase Agreement dated April 9, 2004.	(v)
10.20*	Performance Shares Plan Purchase Agreement dated April 19, 2004 between the Company and Claus Hinge.	(v)
14*	Code of Ethics.	(x)
16*	Letter from Arthur Andersen, dated June 19, 2002.	(w)
16.1*	Letter from PricewaterhouseCoopers LLP, dated November 11, 2003.	(y)
21	List of Printronix’s subsidiaries.
23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
23.1	Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP.
31.1	Certification Pursuant to Rule 13a-4(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-4(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit		Incorporation
Number	Description	Reference

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Securities and Exchange Commission as set forth in the following table:

(a)	Incorporated by reference to Exhibits 4.1 and 4.2 to Company’s Post-Effective Amendment No. 5 to Registration Statement on Form S-8 (Registration No. 2-70035), as filed with the Securities and Exchange Commission on December 12, 1985.

(b)	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 29, 1985, as filed with the Securities and Exchange Commission on June 25, 1985.

(c)	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1987, as filed with the Securities and Exchange Commission on June 23, 1987.

(d)	Incorporated by reference to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 31, 1989, as filed with the Securities and Exchange Commission on June 28, 1989.

(e)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 25, 1994, as filed with the Securities and Exchange Commission on June 22, 1994.

(f)	Incorporated by reference to the Company’s 1997 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on July 11, 1997.

(g)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(h)	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(i)	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(j)	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(k)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(l)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(m)	Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(n)	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(o)	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(p)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(q)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/ A filed with the Securities and Exchange Commission on or about May 7, 1999.

(r)	Incorporated by reference to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 26, 1999, as filed with the Securities and Exchange Commission on June 24, 1999.

(s)	Incorporated by reference to the Company’s 1999 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on July 13, 1999.

(t)	Incorporated by reference to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 30, 2001, as filed with the Securities and Exchange Commission on June 28, 2001.

(u)	Incorporated by reference to the Company’s 2001 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on July 18, 2001.

(v)	Incorporated by reference to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 26, 2004, as filed with the Securities and Exchange Commission on June 23, 2004.

(w)	Incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2002.

(x)	Incorporated by reference to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 28, 2003, as filed with the Securities and Exchange Commission on June 26, 2003.

(y)	Incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 11, 2003.