Form 10-Q
period 2005-06-24
PRINTRONIX INC
filed 2005-08-08
CIK 311505

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2005
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
YES ☑           NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).
YES ☐           NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 22, 2005

$0.01 par value	6,528,670

PRINTRONIX, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 24, 2005 and March 25, 2005
(Unaudited)

	June 24,	March 25,
	2005	2005
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$27,656	$35,405
Short-term investments	16,600	9,500
Accounts receivable, net of allowance for doubtful accounts of $1,114 as of June 25, 2005 and $1,481 as of March 25, 2005	17,104	18,207
Inventories:
Raw materials	7,356	7,354
Subassemblies	3,317	2,518
Work in process	190	261
Finished goods	3,128	2,960

Total inventory	13,991	13,093
Prepaid expenses and other current assets	2,494	1,791
Deferred income tax assets	2,550	2,590

Total current assets	80,395	80,586

Property, plant and equipment, at cost:
Machinery and equipment	28,168	28,141
Furniture and fixtures	25,344	24,996
Buildings and improvements	23,155	23,139
Land	8,100	8,100
Leasehold improvements	739	730

	85,506	85,106
Less: Accumulated depreciation and amortization	(52,398)	(52,180)

Property, plant and equipment, net	33,108	32,926
Long-term deferred income tax assets, net	1,756	1,646
Other assets	305	308

Total assets	$115,564	$115,466

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 24, 2005 and March 25, 2005 continued
(Unaudited)

	June 24,	March 25,
	2005	2005
	($ in thousands, except
	share and per share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$700	$700
Accounts payable	7,623	7,162
Accrued liabilities:
Payroll and employee benefits	4,650	5,275
Warranty	860	863
Deferred revenue	2,784	3,306
Other	3,157	2,815
Income taxes	152	145

Total current liabilities	19,926	20,266

Long-term debt, net of current portion	13,300	13,475
Deferred revenue, net of current portion	1,133	1,021
Long-term deferred income tax liabilities	1,618	1,548
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Common stock, $0.01 par value (Authorized 30,000,000 shares; shares issued and outstanding 6,528,670 as of June 24, 2005 and 6,470,260 as of March 25, 2005)	65	65
Additional paid-in capital	36,090	35,537
Accumulated other comprehensive income	155	31
Retained earnings	43,277	43,523

Total stockholders’ equity	79,587	79,156

Total liabilities and stockholders’ equity	$115,564	$115,466

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 24, 2005 and June 25, 2004
(Unaudited)

	Three Months Ended
	June 24,	June 25,
	2005	2004
	($ in thousands, except
	share and per share data)
Revenue	$31,787	$33,278
Cost of sales	19,478	19,968

Gross margin	12,309	13,310

Operating expenses:
Engineering and development	3,868	3,998
Sales and marketing	6,116	6,280
General and administrative	2,250	2,183

Total operating expenses	12,234	12,461

Income from operations	75	849
Other (income) expense:
Foreign currency (gains) losses, net	(60)	51
Interest and other (income) expense, net	(145)	11

Income before taxes	280	787
Provision for income taxes	70	338

Net income	$210	$449

Net income per share:
Basic	$0.03	$0.07
Diluted	$0.03	$0.07

Shares used in computing net income per share:
Basic	6,492,516	6,280,643
Diluted	6,636,244	6,446,960
The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 24, 2005 and June 25, 2004
(Unaudited)

	Three Months Ended
	June 24,	June 25,
	2005	2004
	($ in thousands)
Cash flows from operating activities:
Net income	$210	$449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,129	1,578
Benefit for doubtful accounts receivable	(331)	(30)
Gain on disposal of property and equipment	(9)	(15)
Changes in operating assets and liabilities:
Accounts receivable	1,434	1,084
Inventories	(868)	194
Prepaid expenses and other assets	(700)	175
Accounts payable	461	658
Payroll and employee benefits	(625)	(357)
Deferred revenue	(410)	(81)
Other liabilities	463	(182)
Income taxes	7	117

Net cash provided by operating activities	761	3,590

Cash flows from investing activities:
Purchases of short-term investments	(7,100)	—
Purchases of plant and equipment	(1,358)	(1,180)
Proceeds from disposition of equipment	26	37

Net cash used in investing activities	(8,432)	(1,143)

Cash flows from financing activities:
Payments made on long-term note	(175)	(175)
Proceeds from employee stock incentive plans	554	31
Cash dividends declared and paid	(457)	—

Net cash used in financing activities	(78)	(144)

Net (decrease) increase in cash and cash equivalents	(7,749)	2,303

Cash and cash equivalents at beginning of period	35,405	36,671

Cash and cash equivalents at end of period	$27,656	$38,974

Supplementary disclosures of cash flow information:
Income tax paid	$142	$169
Interest paid	$150	$106
The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 24, 2005 and March 25, 2005 and for the Three Months Ended
June 24, 2005 and June 25, 2004
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
In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the financial position, results of operations and cash flows as of and for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our latest Annual Report on Form 10-K for the fiscal year ended March 25, 2005, as filed with the Securities and Exchange Commission. The consolidated balance sheet as of March 25, 2005, presented herein has been obtained from the audited consolidated balance sheet contained in our latest Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year.
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

	Three Months Ended
	June 24,	June 25,
	2005	2004
	($ in thousands, except per share data)
Net income, as reported	$210	$449
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(56)	(48)

Pro forma net income	$154	$401

Earnings per share:
Basic — as reported	$0.03	$0.07
Basic — pro forma	$0.02	$0.06
Diluted — as reported	$0.03	$0.07
Diluted — pro forma	$0.02	$0.06

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2 Short-Term Investments
Marketable Debt Securities
The company evaluates its investments in marketable debt securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and has determined that all of its investments in marketable debt securities should be classified as available-for-sale and reported at fair value. The unrealized gains and losses on available-for-sale securities, net of taxes, are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest and other (income) expense, net.
The fair value of the company’s investments in marketable debt securities are based on quoted market prices which approximate fair value due to the frequent resetting of interest rates. The company assesses its investments in marketable debt securities for other-than-temporary declines in value by considering various factors that include, among other things, any events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position, and other factors. As of June 24, 2005, we assessed our portfolio and determined that none of our investments had experienced other-than-temporary declines.
At June 24, 2005, the company’s investments in marketable debt securities consisted of taxable corporate auction rate securities. At June 24, 2005, the estimated fair value of each investment approximated its amortized cost and, therefore, the company had no significant unrealized gains or losses or any non-temporary losses. There were no proceeds from sales or maturities of marketable debt securities in the first quarter of fiscal year 2006.
Although contractual maturities of the company’s debt securities are due after five years, the investments are classified as current assets in the Consolidated Balance Sheets due to the company’s expected holding period of less than one year.
Note 3 Inventories
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
Note 4 Bank Borrowings And Debt Arrangements
Secured Note
As of June 24, 2005, we have a $14.0 million long-term note with a United States bank secured by our Irvine facility. The note contains customary default provisions, no restrictive covenants and requires monthly principal and interest payments, with a balloon payment of $12.6 million due June 1, 2007. Interest on the note is at variable rates based upon the London Interbank Offered Rate (“LIBOR”) plus 1.25 percent, and is reset for periods from one month up to one year, at our discretion. The interest rate on the note at June 24, 2005 was 4.6 percent and the weighted average interest rate on the note for the current quarter was 4.4 percent. Total interest expense on the note was $0.2 million and $0.1 million for the current and prior year quarters, respectively. The note consisted of $13.3 million long-term debt and $0.7 million for the current portion of long-term debt, as of June 24, 2005.
Lines of Credit
At June 24, 2005, one of our foreign subsidiaries maintained unsecured lines of credit for $2.1 million with major foreign banks, which included a standby letter of credit of $1.5 million. These credit facilities are subject to certain standard financial covenants. We were in compliance with these financial covenants for all fiscal periods presented. The parent company guarantees any amounts outstanding on these lines of credit. There were no cash borrowings against these lines of credit for the fiscal periods presented. No fees are charged for the unused portion of the lines of

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
credit. Any borrowings on the lines of credit would be subject to interest rates at approximately 0.25 percent to 1.0 percent above the prime-lending rate.
The company maintains a standby letter of credit related to its workers’ compensation insurance program for $0.4 million. The standby letter of credit is secured by a cash deposit and is automatically renewed annually. There were no cash borrowings against this letter of credit for the fiscal periods presented. Any borrowings would be subject to interest rates at 2.0 percent above the prime-lending rate, subject to certain maximum limits.
Credit Agreement For Hedging Activity
We have a commitment facility for $2.4 million with a major foreign bank to support our hedging activities. This commitment facility has no restrictive covenants and is available to fund any forward currency contracts should we be unable to satisfy our obligations. The agreement automatically renews annually, subject to certain compliance requirements. There are no annual fees under this agreement. Any borrowings under this agreement would be subject to interest rates available at that time. No amounts were borrowed under this credit agreement for the fiscal periods presented.
Interest and Other (Income) Expense, Net
The components of interest and other (income) expense, net, in the consolidated statement of operations for the three months ended June 24, 2005 and June 25, 2004 were as follows:

	Three Months Ended
	June 24,	June 25,
	2005	2004
	($ in thousands)
Interest income	$(287)	$(83)
Interest expense	155	108
Other income	(13)	(14)

Interest and other (income) expense, net	$(145)	$11

Note 5 Net Income Per Share
Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive.
Net income per share for the three months ended June 24, 2005 and June 25, 2004, is as follows:

	Three Months Ended
	June 24,	June 25,
	2005	2004
	($ in thousands, except
	share and per share data)
Net income	$210	$449
Basic weighted average shares outstanding	6,492,516	6,280,643
Basic net income per share	$0.03	$0.07

Effect of dilutive securities:
Basic weighted average shares outstanding	6,492,516	6,280,643
Dilutive effect of stock options	143,728	166,317

Dilutive weighted average shares outstanding	6,636,244	6,446,960
Diluted net income per share	$0.03	$0.07

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The dilutive weighted average shares outstanding does not include the antidilutive impact of 121,503 and 38,250 shares for the three months ended June 24, 2005 and June 25, 2004, respectively, because the exercise price of the stock options exceeded the average market value of the stock for the periods presented.
Note 6 Common Stock
In the fourth quarter of fiscal year 2002, the Board of Directors authorized the company to purchase up to 500,000 shares of the company’s outstanding common stock. Purchases may be made from time-to-time in the open market. During fiscal years 2002 and 2003, 165,905 shares of common stock were repurchased at prices ranging from $9.03 to $11.87 for a total cost of $1.7 million. We repurchased 106,700 shares of common stock at prices ranging from $9.70 to $10.61 per share for a total cost of $1.1 million during fiscal year 2004. No shares of common stock were repurchased during fiscal year 2005 or the first quarter of fiscal year 2006. Future purchases of 227,395 shares of common stock may be made at our discretion.
Stock options exercised totaled 58,410 and 4,787 for the three months ended June 24, 2005 and June 25, 2004, respectively.
Cash Dividends
During the fourth quarter of fiscal year 2005, the company announced its first quarterly cash dividend totaling $0.05 per share, or $0.3 million. On June 15, 2005, the company paid a second cash dividend of $0.07 per share, or $0.5 million based on 6.5 million shares outstanding.
Note 7 Stock Incentive Plan
Under our 1994 Stock Incentive Plan, options may be granted to purchase shares of our common stock. As of June 24, 2005, there were 556,338 stock options outstanding and 417,570 stock options available to grant.
During the first quarter of fiscal year 2005, the company reserved 56,722 and 310,000 shares under the Stock Incentive Plan for future issuance as restricted stock. The 56,722 shares were reserved for future issuance to the non-employee Board of Directors members and key employees. As of June 24, 2005, none of the 56,722 shares were issued and outstanding.
During the first quarter of fiscal year 2005, 290,000 of the 310,000 reserved shares were granted to certain officers of the company and other employees. These shares granted are issued and outstanding and are performance based and vest only if the company achieves certain financial targets over a total of 6 fiscal years. As of June 24, 2005, we have not met, nor is there any indication that we will meet, any of the performance targets. Accordingly, no compensation expense has been recorded as of June 24, 2005. In addition, 20,000 shares are not issued or outstanding but may be purchased by an employee if the performance criteria are met.
Note 8 Product Warranties and Guarantees
Product Warranties
We maintain an accrual for warranty obligations based upon our claims experience. A provision for estimated warranty obligation is charged to cost of sales when the product is sold. We evaluate our warranty reserve requirements on a quarterly basis. Printronix generally offers either a 90-day on-site or a 12-month return-to-factory standard parts-and-labor warranty on printer and verifier products to most customers. Defective printers and verifiers can be returned to us for repairs or replacement in the applicable warranty period at no cost to the customer. Supplies are warranted for the shelf life of the products, which can be up to two years.

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of our accrued warranty obligation for the periods presented is as follows:

	Three Months Ended
	June 24,	June 25,
	2005	2004
	($ in thousands)
Beginning balance, warranty reserves	$863	$1,033
Add warranty expense	276	268
Accrual adjustments to reflect actual experience	(33)	(83)
Deduct warranty charges incurred	(246)	(271)

Ending balance, warranty reserves	$860	$947

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
Note 9 Commitments And Contingencies
Contractual Obligations And Commercial Commitments
We are obligated under certain borrowing and lease commitments. Additional information on our borrowing obligations can be found in Note 4. There were no material changes in our borrowing and operating lease agreements as of June 24, 2005 from those reported in our Annual Report on Form 10-K.
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

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
As of June 24, 2005, we maintained an accrual for $0.2 million, included in accrued liabilities other, which we believe is a reasonable estimate to cover any additional expenses for environmental tests the Board may request.
Denova Site
In August 2004, Printronix was notified by the Environmental Protection Agency (the “EPA”) that clean up costs had been incurred at an authorized facility used by Printronix and approximately 2,000 other companies for the disposal of certain toxic wastes. Printronix has joined with a group of the companies contacted by the EPA and the group and the EPA are in negotiation. We estimate Printronix’s liability to be $0.1 million and have an accrual for such amount included in accrued liabilities other as of June 24, 2005.
We believe that we have adequately accrued for any future expenditures in connection with environmental matters and that such expenditures will not have a material adverse effect upon our consolidated results of operations or financial condition.
Legal Matters
We are involved in various claims and legal matters in the ordinary course of business. We do not believe that these matters will have a material adverse effect upon our results of operations or financial condition.
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
Under our foreign currency-hedging program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of June 24, 2005, we had outstanding forward exchange contracts with an aggregate notional amount of $5.1 million. Based on the fair value of these contracts at June 24, 2005, we recorded a net asset of $0.3 million.
The following table reconciles net income to comprehensive income for the fiscal periods presented:

	Three Months Ended
	June 24,	June 25,
	2005	2004
	($ in thousands)
Net income	$210	$449
Other comprehensive income (loss), net of tax	124	(157)

Comprehensive income	$334	$292

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11 Segment And Customer Data
We manufacture and sell a variety of printers and associated products that have similar economic characteristics as well as similar customers, production processes and distribution methods. We therefore have aggregated similar products and report one segment.
Sales By Customer
Percent of total sales by customer for the fiscal periods presented were as follows:

	Three Months Ended
	June 24,	June 25,
	2005	2004
Largest customer — IBM	24.0%	21.6%
Second largest customer	8.2%	7.8%
Top ten customers	50.6%	52.6%
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
We have subsidiaries in various countries and are therefore subject to varying income tax rates. We have a favorable pioneer tax status in Singapore which exempts income generated from the manufacture and sale of the Printronix P5000 Series line matrix and T5000 thermal products by our Singapore subsidiary from income tax liability. The tax provision for the three months ended June 24, 2005, reflects the income tax rates in foreign countries in which we operate and income tax benefits and refunds of $0.1 million generated from foreign net operating losses. The tax provision for the three months ended June 25, 2004, reflects the tax provision of our foreign operations and a full valuation allowance against net operating loss carryforwards generated in the United States, and a tax charge on profits from our Singapore subsidiary as at that time we had not been awarded the pioneer tax status.
Congress passed the American Jobs Creation Act of 2004 on October 22, 2004 (“the Act”). The Act contains numerous changes to existing tax laws including, but not limited to, incentives to repatriate foreign accumulated earnings and other international tax provisions regarding foreign tax credits. We have not completed our evaluation of the effects of the Act and have not reached a conclusion that it is probable that foreign earnings will be repatriated, but would like to take advantage of this opportunity if it is beneficial to the company. Therefore, as a result, we cannot conclude on what the associated tax effects may be and have not recorded any such tax effects in our financial results for the first quarter of fiscal year 2006. The company expects to complete its analysis of this repatriation incentive during fiscal year 2006, after the expected issuance of additional regulatory guidance.

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13 New Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – an Amendment of ARB 43, Chapter 4,” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and will be adopted by the company in the first quarter of fiscal year 2007. The company is currently evaluating the financial statement impact of the implementation of SFAS 151. We do not expect the adoption of SFAS 151 to have a material impact on our consolidated financial position or results of operations.
In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). Both FSP 109-1 and FSP 109-2 are effective upon issuance.
FSP 109-1 clarifies the application of SFAS 109 to this new Deduction for Qualified Production Activities by stating the deduction should be accounted for as a special deduction under SFAS No. 109, rather than as a tax-rate deduction, and should be reported no earlier than the year in which it is reported on the tax return. We believe it is probable that this deduction will not be available to Printronix because of our existing domestic net operating losses.
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
In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets – an Amendment of Accounting Principles Board Opinion No. 29 (“APB 29”), Accounting for Nonmonetary Transactions.” The guidance in APB 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29; however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for nonmonetary asset exchanges occurring in fiscal periods

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
beginning after June 15, 2005. The adoption of SFAS 153 did not have an impact on the company’s consolidated results of operations and financial condition.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this interpretation are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. FIN 47 is required to be adopted by Printronix by the end of fiscal year 2006 and the company is currently evaluating the provisions of this standard.
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Printronix in the first quarter of fiscal 2007. Printronix is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.
In June 2005, the FASB issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” which addresses the accounting for obligations associated with Directive 2002/96/EC, Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. FSP FAS 143-1 provides guidance on accounting for the effects of the Directive with respect to historical waste, and waste associated with products placed on the market on or before August 13, 2005. FSP FAS 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union member country. The company will adopt the provisions of FSP FAS 143-1 in the second quarter of fiscal 2006 and is currently evaluating the effect that the adoption of FSP FAS 143-1 will have on its consolidated results of operations and financial condition.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited)
PRINTRONIX, INC. AND SUBSIDIARIES
Forward-Looking Statements
Except for historical information, this Form 10-Q contains “forward-looking statements” about Printronix, within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “objectives,” “believes,” “expects,” “plans,” “intends,” “should,” “estimates,” “anticipates,” “forecasts,” “projections,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer peripheral industry and in the economy in general; the ability of the company to achieve growth in the Asia Pacific market; adverse political and economic events in the company’s markets; a worsening of the global economy due to general conditions; a worsening of the global economy resulting from terrorist attacks or risk of war; a worsening of the global economy resulting from a resurgence of SARS (Severe Acute Respiratory Syndrome); the ability of the company to maintain its production capability in its Singapore plant or obtain product from its Asia Pacific suppliers should a resurgence of SARS occur; the ability of the company to hold or increase market share with respect to line matrix printers; the ability of the company to successfully compete against entrenched competition in the thermal printer market; the ability of the company to adapt to changes in the requirements for radio frequency identification (“RFID”) products by Wal-Mart and/or the Department of Defense (the “DOD”) and others; the ability of the company to attract and to retain key personnel; the ability of the company’s customers to achieve their sales projections, upon which the company has in part based its sales and marketing plans; the ability of the company to retain its customer base and channel; the ability of the company to compete against alternate technologies for applications in its markets; and the ability of the company to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change. The company does not undertake to publicly update or revise any of its forward-looking statements, even if experience or new information shows that the indicated results or events will not be realized.
Message from the President
The first quarter of fiscal year 2006 resulted in a profit of $0.03 per share on sales of $31.8 million. This compares with a profit of $0.07 per share on sales of $33.3 million in the year ago quarter, and a profit of $0.10 per share on sales of $32.7 million in the prior quarter. First quarter sales were down due partly to lower sales in the United Kingdom, Germany and France, primarily due to a slowing economy and partly due to lower sales to a major direct account in the retail business. Our teaming efforts with IBM continue to drive sales growth. IBM sales grew 17% over the prior quarter and 6% over the prior year. RFID revenue during the quarter was $0.9 million compared to $0.8 million in the prior quarter and $0.2 million in the same quarter last year, representing the highest quarterly RFID sales for Printronix to date.
The primary event of the first quarter of fiscal year 2006 was the introduction of our new T5000r line of high-performance thermal printers. These printers set a new standard for high performance, fit seamlessly into any enterprise network, and provide the platform for future capabilities such as an upgrade in the field to RFID when the user requires that capability. These features and capabilities provide the user with barcode printers that are RFID ready.
RFID deployment, as expected, has continued to be slow while many users wait for final EPC Global standards and the next stages of retailer requirements. Printronix intends to stay in the forefront of this deployment by providing new RFID solutions as these issues are resolved, while continuing to provide users with RFID ready barcode label printers. The new Scansource channel to market will enable us to reach the multitude of value-added-resellers supported by Scansource, as they become more involved in RFID deployment for a growing list of retail suppliers.
Three significant events for our thermal product line occurred in July 2005. IBM announced their OEM version of our T5000r RFID ready thermal printers, labled the IBM 6700 series, including an IBM Global Services initiative to support these printers in their major commitment to RFID. We also had a joint announcement with Microsoft, outlining Printronix compatibility with the Microsoft RFID initiative. We are pleased to be associated with these two leaders in

RFID. In addition, Printronix was the first printer company to demonstrate interoperability with the new EPC Global standard Gen 2 chip, using the new Impinj Gen 2 chip.
Another subsequent event was the announcement of a North American alliance with label manufacturer Nashua Corp., for Printronix to provide the user with RFID labels that assure the interoperability and quality management of RFID labels in Printronix RFID printers. When a customer purchases Printronix certified RFID labels we remove the burden of determining the source and responsibility of any media and printer interoperability problems. Printronix provides a single point of contact to resolve any issues in reading, encoding or printing Printronix branded RFID labels when used in any Printronix RFID printer. All Printronix logo labels shipped by Printronix will ship with a “100% Tested Good” declaration to indicate their interoperability with any Printronix RFID printer. Printronix offers an RFID Label Assurance Program, giving Printronix certified RFID label users the ability to call Printronix to resolve any printing and encoding issues.
For line matrix printers, both Printronix and IBM had major new product announcements and launched go-to-market plans for the latest generation of line matrix printers that offer substantial user benefits. Labeled the IBM 6500 series and the Printronix P7000 series, these new printers provide improved print quality, up to three times more ribbon life, greater operator convenience, enhanced print management, and one-tenth the cost of laser printers for back office printing. We have an opportunity to upgrade the large installed base of line matrix printers, the majority of which carry the Printronix and IBM brand names. This opportunity is being addressed by a demand generation program to replenish the installed base through direct marketing programs to users we know while presenting the compelling case for lower cost back office printing.
Taken together, line matrix printers and thermal printing solutions fulfill mission critical user needs in industrial and supply chain printing. Operating in the same user environments with compatible network management and printing protocols, they fulfill applications such as label printing, transaction documents and information reports, providing operating efficiency to the user and one number to call for support. That is why Printronix and IBM are focused on user requirements for industrial printers. In fiscal year 2005, Printronix and IBM introduced a sales/marketing teaming program in the United States that was effective in turning around the decline of line matrix printer sales in the IBM channel as well as growing IBM thermal printer sales. In fiscal year 2006 we are expanding this program to EMEA, Canada, Latin America and Asia Pacific, with the long-term goal of a strong global partnership in this important channel to reach and support end users with mission critical printing solutions. This is strengthening our largest channel to market.
RESULTS OF OPERATIONS
Revenue
Compared with the Prior Year Quarter
Consolidated revenue for the current quarter was $31.8 million, a decrease of $1.5 million, or 4.5 percent, from the same period last year. We attribute the decrease partly to lower sales in Western Europe as a result of a slowing economy and partly to lower sales to a major direct account in the retail business. Decreases in EMEA sales were partially offset by an increase in Americas sales. Sales to IBM in America increased $0.9 million, or 23.4 percent, over the year ago quarter attributable to our sales/marketing teaming program that was launched in the United States in the previous fiscal year. Thermal sales increased $0.8 million, or 15.2 percent. Our RFID initiatives allow us to gain access to leading consumer packaged goods companies, which is generating increased revenue for both RFID and non-RFID thermal products. The effects of changes in the value of the Euro contributed $0.2 million to revenue.

Sales by Geographic Region
Sales by geographic region, related percent changes and percent of total sales for the first quarter of fiscal year 2006 and 2005 were as follows:

	Three Months Ended			Percent of Total Sales
	June 24,	June 25,	Percent	June 24,	June 25,
Geographic Region	2005	2004	Change	2005	2004
	($ in thousands)
Americas	$16,186	$14,916	8.5%	50.9%	44.8%
EMEA	10,417	12,714	(18.1)	32.8	38.1
Asia Pacific	5,184	5,648	(8.2)	16.3	17.1

	$31,787	$33,278	(4.5)%	100.0%	100.0%

Americas sales increased principally due to an increase in Americas distribution sales partly arising from RFID revenue of $0.9 million compared to $0.2 million in the year ago quarter. EMEA sales were down over the year ago quarter mostly due to lower sales through the OEM and distribution channels reflecting lower sales into the United Kingdom, France and Germany, and partly to lower sales to a direct account. Asia Pacific sales decreased principally due to lower direct sales in the current quarter to a direct account in the retail business.
Sales by Product Technology
Sales by product technology, related percent changes and percent of total sales for the first quarter of fiscal year 2006 and 2005 were as follows:

	Three Months Ended			Percent of Total Sales
	June 24,	June 25,	Percent	June 24,	June 25,
Product Technology	2005	2004	Change	2005	2004
	($ in thousands)
Line matrix	$22,204	$24,004	(7.5)%	69.9%	72.1%
Thermal*	6,147	5,338	15.2	19.3	16.2
Laser	2,799	3,337	(16.1)	8.8	9.9
Verification products	637	599	6.3	2.0	1.8

	$31,787	$33,278	(4.5)%	100.0%	100.0%

*RFID	$943	$159	493.1%	3.0%	0.5%

Line matrix revenue declined in the current quarter. We recently announced our new P7000 line matrix print platform with its lower total cost of ownership, improved print quality, improved ribbon capacity and greatly improved ease of use. Line matrix            printers offer a lower cost, more reliable and robust alternative to laser, thermal and serial matrix printing as they are more cost effective in higher volume applications. Thermal printer sales growth reflects our growing market share of the high-performance thermal market and our continued early successes in RFID printing primarily in the Americas and EMEA.

Sales by Channel
Sales by channel, related percent changes, and percent of total sales for the first quarter of fiscal year 2006 and 2005 were as follows:

	Three Months Ended			Percent of Total Sales
	June 24,	June 25,	Percent	June 24,	June 25,
Channel	2005	2004	Change	2005	2004
	($ in thousands)
OEM	$9,492	$10,517	(9.7)%	29.9%	31.5%
Distribution	20,824	20,258	2.8	65.5	61.0
Direct	1,471	2,503	(41.2)	4.6	7.5

	$31,787	$33,278	(4.5)%	100.0%	100.0%

OEM sales decreased from the year ago period due to lower OEM sales in EMEA due to attrition in the channel. Distribution sales increased from the year ago period primarily due to increases in the Americas and Asia Pacific regions. Direct sales were down compared with the same period a year ago primarily due to decreases in EMEA and Asia Pacific sales to the same worldwide direct account in the retail business. We also added a new channel to market, ScanSource, Inc., late in the previous fiscal year which contributed revenue in the current quarter.
Sales by Customer
Sales by customer, related percent changes and percent of total sales for the first quarter of fiscal year 2006 and 2005 were as follows:

	Three Months Ended			Percent of Total Sales
	June 24,	June 25,	Percent	June 24,	June 25,
Customer	2005	2004	Change	2005	2004
	($ in thousands)
Largest customer — IBM	$7,640	$7,222	5.8%	24.0%	21.6%
Second largest customer	2,596	2,585	0.4	8.2	7.8
Top ten customers	16,076	17,528	(8.3)	50.6	52.6
Sales to IBM in the Americas were up 23.4 percent as a result of our sales growth programs and teaming with IBM. We are expanding these programs into EMEA in the current fiscal year where IBM sales were down 14.8 percent in the current quarter from the same period a year ago.
Recurring Revenue
Recurring revenue from the installed base was $12.4 million in the current quarter, down from $12.9 million a year ago. As a percentage of sales, recurring revenue from the installed base increased to 39.2 percent for the current quarter from 38.9 percent for the same quarter last year. Recurring revenue includes line matrix ribbons, laser consumables, spares, sales under the advance exchange program, printer maintenance and depot repair services. We will continue to focus on this strategic growth initiative by marketing to our installed based of customers and adding channels to market.
Impact of the Euro
Revenue increased by $0.2 million from changes in the Euro’s value in the current quarter compared with the year ago quarter.

Gross Margin
Gross margin for the current quarter was 38.7 percent, down from 40.0 percent for the same quarter last year. The decline from the prior year quarter is primarily due to lower volumes and product mix offset by a stronger Euro and a $0.2 million reduction in our inventory provision. Changes in the value of the Euro improved gross margin by $0.1 million, or 0.3 percent, over the prior year quarter.
Operating Expenses
Engineering and development, sales and marketing and general and administrative expenses, related percent changes and percent of total sales are as follows:

	Three Months Ended			Three Months Ended
	June 24,	June 25,	Percent	June 24,	June 25,
	2005	2004	Change	2005	2004
	($ in millions)			Percent of Total Sales
Engineering and development	$3,868	$3,998	(3.3)%	12.2%	12.0%
Sales and marketing	6,116	6,280	(2.6)	19.2	18.9
General and administrative	2,250	2,183	3.1	7.1	6.6

Total operating expenses	$12,234	$12,461	(1.8)%	38.5%	37.5%

Engineering and development expenses for the current quarter, which included severance costs of $0.3 million, decreased due to lower labor costs and cost containment initiatives.
Sales and marketing expenses for the current quarter decreased compared with the same period last year mainly due to a ramp up in expenses in the year ago quarter attributable to RFID launch programs.
General and administrative expenses for the current quarter increased compared with the same period last year due primarily to higher consulting costs associated with satisfying Sarbanes-Oxley requirements partially offset by a reduction in the company’s allowance for doubtful accounts requirement of $0.3 million.
Foreign Currency (Gains) Losses, Net
Current quarter foreign currency transactions and remeasurements were gains of $0.1 million versus losses of $0.1 million a year ago, principally due to the effect of changes in the value of the Euro.
Interest and Other (Income) Expense, Net
Interest income increased to $0.3 million in the current quarter, up from $0.1 million a year ago, due to higher cash and short-term investment balances and higher interest rates in the current quarter.

	Three Months Ended
	June 24,	June 25,
	2005	2004
	($ in thousands)
Interest income	$(287)	$(83)
Interest expense	155	108
Other income	(13)	(14)

Interest and other (income) expense, net	$(145)	$11

Income Taxes
We have subsidiaries in various countries and are therefore subject to varying income tax rates. The tax provision for the three months ended June 24, 2005, reflects the income tax rates in foreign countries in which we operate and income tax benefits and refunds of $0.1 million generated from foreign net operating losses. The tax provision for the three months ended June 25, 2004, reflects the tax provision of our foreign operations and a full valuation allowance against net operating loss carryforwards generated in the United States, and a tax charge on profits from our Singapore subsidiary as at that time we had not been awarded the pioneer tax status. The current quarter effective tax rate of 25 percent is consistent with our estimate for fiscal year 2006.
Congress passed the American Jobs Creation Act of 2004 on October 22, 2004 (“the Act”). The Act contains numerous changes to existing tax laws including, but not limited to, incentives to repatriate foreign accumulated earnings and other international tax provisions regarding foreign tax credits. We have not completed our evaluation of the effects of the Act and have not reached a conclusion that it is probable that foreign earnings will be repatriated, but would like to take advantage of this opportunity if it is beneficial to the company. Therefore, as a result, we cannot conclude on what the associated tax effects may be and have not recorded any such tax effects in our financial results for the first quarter of fiscal year 2006. The company expects to complete its analysis of this repatriation incentive during fiscal year 2006, after the expected issuance of additional regulatory guidance.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity has historically been cash generated from operations. We ended the quarter with cash and cash equivalents and short-term investments of $44.3 million, a decrease of $0.6 million from the beginning of the fiscal year. Approximately $0.8 million was provided by operations. The major uses of funds for the quarter were capital expenditures totaling $1.4 million and cash dividends declared and paid of $0.5 million. During the quarter, we completed the transfer of the hammer bank machining capability from Irvine to Singapore. As part of that process, we took the opportunity to upgrade several of the machines, which resulted in capital expenditures being higher than normal in this quarter.
A subsidiary of the company maintains unsecured lines of credit with major foreign banks totaling $2.1 million. The company also maintains a credit agreement in the amount of $2.4 million with a foreign bank to support its hedging activities. The company has a letter of credit related to its workers’ compensation program for $0.4 million, which renews automatically and is secured by cash. During and as of the periods presented, no amounts were borrowed under these agreements. The company also has a long-term note, secured by its Irvine facility. This note has scheduled principal repayments of $0.7 million annually through fiscal year 2007 a balloon payment of $12.6 million in fiscal year 2008. We ended the current fiscal quarter with long-term debt of $13.3 million and $0.7 million for the current portion on the note.
Under our stock buyback program, the remaining shares that can be repurchased at the discretion of management totaled 227,395 shares at June 24, 2005.
We do not anticipate any significant changes to our capital expenditure needs in the foreseeable future, which we expect to fund from cash from operations.
As of June 24, 2005, there have been no material changes in the company’s significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K.
If demand for our products decreased, there could be a risk that cash provided from operations would diminish. We believe we could obtain bank financing secured by collateral. However, we can offer no assurances that such financing would be available on favorable terms, or at all. We believe that our cash and cash equivalents and our internally-generated funds are sufficient to finance anticipated working capital, capital expenditure requirements and cash dividend needs for the foreseeable future.
OFF-BALANCE SHEET ARRANGEMENTS
The company’s off-balance sheet arrangements consist of operating leases, credit facilities and guarantees. There were no material changes in our operating lease agreements as of June 24, 2005 from that reported in our Annual Report on Form 10-K. Information regarding our credit facilities can be found in the preceding section and in Note 4. We have not recorded a liability for the fair value of the guarantees made by the company as we believe that value to be minimal.

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
Allowance for Doubtful Accounts
We use judgment based upon historical experience, overall economic conditions, and any specific customer collection issues we have identified to determine our allowance for estimated doubtful accounts. Although bad debt losses historically have been within our expectations and the allowance we have established, we cannot guarantee that we will continue to experience the same bad debt loss rates that we have in the past. Any significant change in estimates or circumstances could have a material adverse impact upon our operating results for the period or periods in which such information is known. Our accounts receivable balance includes substantial receivables from a few large resellers, and a significant change in the liquidity or financial position of any one of these resellers, or other significant changes in estimates or circumstances with other customers, could result in an additional allowance that could have a material adverse effect upon our operating results and financial condition for the period or periods in which such information is known.
Inventories
Each quarter, we record a provision to value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory using the first-in, first-out method, or the current estimated market value of the inventory, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Estimated future demand could prove to be inaccurate, in which case the company may experience product shortages, or may only be able to obtain the necessary components at a higher cost. Conversely, an inaccurate estimate of future demand may also result in additional charges for excess and obsolete inventories. Unanticipated changes in demand or changes in technology could have a material adverse effect upon our results of operation and financial condition for the period or periods in which such information is known.
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
Long-Lived Assets
Long-lived assets are assessed in accordance with accounting guidance under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). Judgment is required in the application of the authoritative guidance and in determining the recoverability of assets. Any major unanticipated change in estimates or circumstances could have a material adverse effect upon the recoverability of long-lived assets and upon our operating results and financial condition.
Income Taxes
SFAS 109, “Accounting for Income Taxes” establishes financial accounting and reporting standards for the effect of income taxes. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is also required to determine if deferred tax assets will be realized and to determine the expected timing of the reversals of existing temporary differences. If the provision for income tax is inadequate, or if we are unable to realize deferred tax assets, or if the tax laws change unfavorably, we could experience income tax charges in excess of the reserves established. Likewise, if the provisions for current and deferred taxes are in excess of those eventually needed, or if we are able to realize additional deferred tax assets, or if tax laws change favorably, we could experience reduced income tax charges or an actual tax benefit.
We have operations in multiple international taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues. While we believe we have made adequate provision for any such issues, an unfavorable resolution of such issues could have an adverse effect upon our consolidated results of operations and financial condition.
We have not completed the process of evaluating our position with respect to the indefinite reinvestment of foreign earnings taking into account the possible election of the repatriation provisions contained in the American Jobs Creation Act of 2004. Accordingly, the company has not adjusted its income tax expense or deferred tax liability to reflect the possible effect of the new repatriation provision. Income tax expense, if any, related to the possible election of the repatriation provision will be recorded in the quarter when the company completes its evaluation and obtains the necessary management and board approvals for action, if any.
The company has not adjusted its deferred tax assets and liabilities to reflect the impact of the special deduction as discussed in FASB Staff Position (“FSP”) No. FAS 109-1, “Application on FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The impact of this deduction, if any, will be reported in the period in which the deduction is claimed on its U.S. federal income tax return. We believe it is probable that this deduction will not be available to Printronix because of its existing domestic net operating losses.
Contingencies
We account for contingencies in accordance with various accounting guidance, including, but not limited to, SFAS No. 5 “Accounting for Contingencies” and Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” (“FIN 45”). Judgment is required to evaluate the degree of probability of an unfavorable outcome and our ability to reasonably estimate the loss related to legal claims, tax related audits, guarantees, including indirect guarantees of the indebtedness of others, and other known issues, and we will record a charge to earnings if appropriate. Any significant change in estimates or circumstances could have a material adverse impact upon our operating results for the period or periods in which such information is known.

NEW ACCOUNTING STANDARDS
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – an Amendment of ARB 43, Chapter 4,” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and will be adopted by the company in the first quarter of fiscal year 2007. The company is currently evaluating the financial statement impact of the implementation of SFAS 151. We do not expect the adoption of SFAS 151 to have a material impact on our consolidated financial position or results of operations.
In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). Both FSP 109-1 and FSP 109-2 are effective upon issuance.
FSP 109-1 clarifies the application of SFAS 109 to this new Deduction for Qualified Production Activities by stating the deduction should be accounted for as a special deduction under SFAS No. 109, rather than as a tax-rate deduction, and should be reported no earlier than the year in which it is reported on the tax return. We believe it is probable that this deduction will not be available to Printronix because of our existing domestic net operating losses.
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
In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets – an Amendment of Accounting Principles Board Opinion No. 29 (“APB 29”), Accounting for Nonmonetary Transactions.” The guidance in APB 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29; however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have an impact on the company’s consolidated results of operations and financial condition.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this interpretation are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. FIN 47 is required to be adopted by Printronix by the end of fiscal year 2006 and the company is currently evaluating the provisions of this standard.
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Printronix in the first quarter of fiscal 2007. Printronix is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.
In June 2005, the FASB issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” which addresses the accounting for obligations associated with Directive 2002/96/EC, Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. FSP FAS 143-1 provides guidance on accounting for the effects of the Directive with respect to historical waste, and waste associated with products placed on the market on or before August 13, 2005. FSP FAS 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union member country. The company will adopt the provisions of FSP FAS 143-1 in the second quarter of fiscal 2006 and is currently evaluating the effect that the adoption of FSP FAS 143-1 will have on its consolidated results of operations and financial condition.
FACTORS THAT MAY AFFECT FUTURE RESULTS
There can be no assurance that future developments affecting the company will be those anticipated by management, and there are a number of factors that could adversely affect the company’s future operating results or cause the company’s actual results to differ materially from the estimates or expectations reflected in forward-looking statements, including without limitation, the factors set forth below:
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

PART I. FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PRINTRONIX, INC. AND SUBSIDIARIES
MARKET RISK
The company operates on a global basis and may be impacted by foreign currency exchange rate fluctuations. We have a foreign currency-hedging program to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. Under the program, we may enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of June 24, 2005, we had outstanding forward exchange contracts with a notional amount of $5.1 million. Based on the fair value of these contracts at June 24, 2005, we recorded a net asset of $0.3 million.
We have financial instruments that are subject to interest rate risk, principally debt obligations. Long-term borrowings, consisting of a note secured by our Irvine facility, are at variable rates based on London Interbank Offered Rate (“LIBOR”), and are reset at our discretion for periods not exceeding one year. During the current quarter, the weighted average interest rate on the note was 4.4 percent. If interest rates were to increase by 10 percent (44 basis points on the note), the impact on our pre-tax earnings would not be material.

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

PART II. OTHER INFORMATION
PRINTRONIX, INC. AND SUBSIDIARIES
Item 1. Legal Proceedings
See “Item 3. Legal Proceedings” reported in Part 1 of our Annual Report on Form 10-K for the fiscal year ended March 25, 2005.
Item 6. Exhibits
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) and15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PRINTRONIX, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2005	PRINTRONIX, INC.
(Registrant)

		By:	/s/ George L. Harwood

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