Form 10-Q
period 2005-09-23
PRINTRONIX INC
filed 2005-11-07
CIK 311505

Form 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  ------------

[X] Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 23, 2005

                                       or

[_] Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Transaction Period
     From  _________  to __________



                          Commission File Number 0-9321




                                PRINTRONIX, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                Delaware                               95-2903992
--------------------------------------------------------------------------------
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                Identification No.)




                     14600 Myford Road                   92623
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

                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



   CLASS OF COMMON STOCK                   OUTSTANDING AT OCTOBER 21, 2005
   ---------------------                   -------------------------------
      $0.01 par value                                6,563,182


                                PRINTRONIX, INC.

                               INDEX TO FORM 10-Q

                                                                                     PAGE
                          PART I: FINANCIAL INFORMATION                              ----
Item 1. Financial Statements (Unaudited)
           Consolidated Balance Sheets as of September 23, 2005 and March 25,
            2005                                                                       3
           Consolidated Statements of Operations for the three and six months
            ended September 23, 2005 and September 24, 2004                            5
           Consolidated Statements of Cash Flows for the six months ended
            September 23, 2005 and September 24, 2004                                  6
           Condensed Notes to Consolidated Financial Statements                        7
Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                        17
Item 3. Quantitive and Qualitative Disclosures About Market Risk                      33
Item 4. Controls and Procedures                                                       34


                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                             35
Item 4. Submission of Matters to a Vote of Security Holders                           35
Item 6. Exhibits                                                                      35
SIGNATURES                                                                            36

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements


                        PRINTRONIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                   As of September 23, 2005 and March 25, 2005
                          (dollar amounts in thousands)
                                   (unaudited)

                                                         September 23,         March 25,
                                                              2005               2005
                                                           ---------           ---------
 ASSETS:                                                   $  29,228           $  35,405
 CURRENT ASSETS:
 Cash and cash equivalents
   Short-term investments                                     13,384               9,500
   Accounts receivable, net of allowances for returns
      and doubtful accounts of $2,395 as of
      September 23, 2005, and $1,731 as of
      March 25, 2005                                          15,649              18,207
   Inventories:
      Raw materials                                            7,664               7,354
      Subassemblies                                            3,183               2,518
      Work in process                                            188                 261
      Finished goods                                           3,255               2,960
                                                           ---------           ---------
      Total inventory                                         14,290              13,093
   Prepaid expenses and other current assets                   2,034               1,791
   Deferred income tax assets, net                             2,658               2,590
                                                           ---------           ---------

TOTAL CURRENT ASSETS                                          77,243              80,586
                                                           ---------           ---------

Property, plant, and equipment, at cost:                      28,739              28,141
   Machinery and equipment
   Furniture and fixtures                                     25,515              24,996
   Buildings and improvements                                 23,169              23,139
   Land                                                        8,100               8,100
   Leasehold improvements                                        678                 730
                                                           ---------           ---------
                                                              86,201              85,106
      Less: Accumulated depreciation and amortization        (53,230)            (52,180)
                                                           ---------           ---------
        Property, plant and equipment, net                    32,971              32,926

Long-term deferred income tax assets, net                      1,726               1,646
Other assets                                                     520                 308
                                                           ---------           ---------
TOTAL ASSETS                                               $ 112,460           $ 115,466
                                                           =========           =========

The accompanying notes are an integral part of these consolidated financials.


                        PRINTRONIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                   As of September 23, 2005 and March 25, 2005
         (dollar amounts in thousands, except share and per share data)
                                   (unaudited)


                                                                September 23,   March 25,
                                                                    2005          2005
                                                                  --------      --------
 LIABILITIES AND STOCKHOLDERS' EQUITY:                            $    700      $    700
 CURRENT LIABILITIES:
 Current portion of long-term debt
   Accounts payable                                                  6,789         7,162
   Accrued liabilities:
     Payroll and employee benefits                                   4,988         5,275
     Warranty                                                          903           863
     Deferred revenue                                                2,412         3,306
     Other                                                           2,987         2,815
     Income taxes                                                      201           145
                                                                  --------      --------
TOTAL CURRENT LIABILITIES                                           18,980        20,266
                                                                  --------      --------
Long-term debt, net of current portion                              13,125        13,475
Deferred revenue, net of current portion                             1,192         1,021
Long-term deferred income tax liabilities                            1,696         1,548
Commitments and Contingencies (Note 10)

STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value (Authorized 30,000,000
   shares;
     shares issued and outstanding 6,561,182 as of
     September 23, 2005, and 6,470,260 as of March 25, 2005)            66            65
   Additional paid-in capital                                       36,160        35,537
   Accumulated other comprehensive income                               22            31
   Retained earnings                                                41,219        43,523
                                                                  --------      --------
TOTAL STOCKHOLDERS' EQUITY                                          77,467        79,156
                                                                  --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $112,460      $115,466
                                                                  ========      ========



The accompanying notes are an integral part of these consolidated financials.

                        PRINTRONIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Three and Six Months Ended September 23, 2005 and September 24, 2004
         (dollar amounts in thousands, except share and per share data)
                                   (unaudited)

                                               Three Months Ended                 Six Months Ended
                                        --------------------------------     -----------------------------
                                        September 23,     September 24,      September 23,   September 24,
                                             2005              2004               2005           2004
                                         -----------       -----------       -----------     -------------
Revenue                                  $    28,958       $    31,808       $    60,745       $    65,086
Cost of sales                                 18,171            19,770            37,649            39,738
                                         -----------       -----------       -----------       -----------
Gross margin                                  10,787            12,038            23,096            25,348
Operating expenses:
  Engineering and development                  3,608             3,916             7,476             7,914
  Sales and marketing                          6,115             5,903            12,231            12,183
  General and administrative                   2,751             2,104             5,001             4,287
                                         -----------       -----------       -----------       -----------
  Total operating expenses                    12,474            11,923            24,708            24,384

Income (loss) from operations                 (1,687)              115            (1,612)              964

Other (income) expense:
  Foreign currency (gains) losses,
  net                                            (23)              (21)              (83)               31
  Interest and other (income)
  expenses, net                                 (201)               28              (346)               38
                                         -----------       -----------       -----------       -----------
Income (loss) before taxes                    (1,463)              108            (1,183)              895
Provision for income taxes                       135               218               205               556
                                         -----------       -----------       -----------       -----------
Net (loss) income                        $    (1,598)      $      (110)      $    (1,388)      $       339
                                         ===========       ===========       ===========       ===========

Net (loss) income per share:
  Basic                                  $     (0.26)      $     (0.02)      $     (0.22)      $      0.05
  Diluted                                $     (0.26)      $     (0.02)      $     (0.22)      $      0.05


Shares used in computing net (loss)
  income per share:
  Basic                                    6,241,949         6,341,593         6,222,233         6,311,117
  Diluted                                  6,241,949         6,341,593         6,222,233         6,496,798

 The accompanying notes are an integral part of these consolidated financials.





                        PRINTRONIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Six Months Ended September 23, 2005 and September 24, 2004
                          (dollar amounts in thousands)
                                   (unaudited)


                                                                     Six Months Ended
                                                              --------------------------------
                                                                September 23,   September 24,
                                                                     2005           2004
                                                              ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                              $ (1,388)      $    339
Net (loss) income
    Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Depreciation and amortization                                     2,322          2,987
       Provision (benefit) for doubtful accounts receivable            (551)           (99)
       (Gain) loss on disposal of property, plant and                    (7)            (9)
       equipment
       Changes in operating assets and liabilities:
         Accounts receivable                                          3,109          1,155
         Inventories                                                 (1,136)          (652)
         Prepaid expenses and other assets                             (456)           433
         Accounts payable                                              (373)           724
         Payroll and employee benefits                                 (287)          (123)
         Accrued warranty                                                40           (145)
         Accrued income taxes                                            56             84
         Deferred revenue                                              (723)          (254)
         Other liabilities                                              172            474
                                                                   --------       --------
            Net cash provided by operating activities                   778          4,914


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                               (2,448)        (1,966)
   Proceeds from disposition of property, plant and equipment            26            113
   Proceeds from redemption of short-term investments                13,100           --
   Purchases of short-term investments                              (16,990)          --
                                                                   --------       --------
            Net cash used in investing activities                    (6,312)        (1,853)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments made on long-term debt                                     (350)          (350)
   Proceeds from employee stock incentive plans                         623            241
   Cash dividends declared and paid                                    (916)          --
                                                                   --------       --------
            Net cash used in financing activities                      (643)          (109)
                                                                   --------       --------
Net (decrease) increase in cash and cash equivalents                 (6,177)         2,952
Cash and cash equivalents at beginning of period                     35,405         36,671
                                                                   --------       --------
Cash and cash equivalents at end of period                         $ 29,228       $ 39,623
                                                                   ========       ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
   Income tax paid                                                 $    144       $    494
   Interest paid                                                   $    273       $    219


  The accompanying notes are an integral part of these consolidated financials.

                        PRINTRONIX, INC. and SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          as of September 23, 2005 and
             March 25, 2005, and for the Three and Six Months Ended
                    September 23, 2005 and September 24, 2004
                                   (Unaudited)

Note 1   Basis of Presentation

     Printronix, Inc., has prepared the unaudited, consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading.

     In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations and cash flows as of and for the periods presented. These consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and footnotes thereto included in our latest Annual Report on Form 10-K for the fiscal year ended March 25, 2005, as filed with the Securities and Exchange Commission. The consolidated balance sheet as of March 25, 2005, presented herein has been obtained from the audited consolidated balance sheet contained in our latest Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year.

     Unless the context otherwise requires, the terms "we," "our," "us," "company" and "Printronix" refer to Printronix, Inc. and its consolidated subsidiaries.

     Stock-based Compensation
     We account for stock-based compensation issued to employees using the intrinsic-value-based method as prescribed by the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic-value-based method, compensation is the excess, if any, of the fair market value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period. No stock-based employee compensation cost was recorded for the periods presented as all options granted under the stock-based compensation plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income (loss) and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation and is provided in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

                        PRINTRONIX, INC. and SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              Three Months Ended                      Six Months Ended
                                          ---------------------------          ------------------------------
                                          September 23,   September 24,       September 23,      September 24,
                                              2005             2004               2005                2004
                                           --------------------------          ------------------------------
                                                   (dollar amounts in thousands, except per share data)
     Net (loss) income, as  reported       $  (1,598)       $    (110)         $  (1,388)           $     339
     Deduct total stock-based
     employee compensation
        expense determined under
        fair-value-based
        method for all awards                   (102)             (33)              (195)                 (82)
                                           ---------        ---------          ---------            ---------
       Proforma net (loss) income          $  (1,700)       $    (143)         $  (1,583)           $     257
                                           =========        =========          =========            =========
     (Loss) earnings per share:
        Basic - as reported                $   (0.26)       $   (0.02)         $   (0.22)           $    0.05
        Basic - pro forma                  $   (0.27)       $   (0.02)         $   (0.25)           $    0.04
        Diluted - as reported              $   (0.26)       $   (0.02)         $   (0.22)           $    0.05
        Diluted - pro forma                $   (0.27)       $   (0.02)         $   (0.25)           $    0.04

Note 2   Short-term Investments
     The company evaluates its short-term investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and has determined that all of its investments should be classified as available-for-sale and reported at fair value. The unrealized gains and losses on available-for-sale securities, net of taxes, are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest and other (income) expense, net.

     The fair value of the company's investments is based on quoted market prices that approximate fair value due to the frequent resetting of interest rates. The company assesses its investments for other-than-temporary declines in value by considering various factors that include, among other things, any events that may affect the creditworthiness of a security's issuer, the length of time the security has been in a loss position, and other factors. As of September 23, 2005, we assessed our portfolio and determined that none of our investments had experienced other-than-temporary declines.

     At September 23, 2005, the company's short-term investments consisted of taxable corporate and government agency auction rate securities, and mortgage-backed securities. At September 23, 2005, the estimated fair value of each investment approximated its amortized cost and, therefore, the company had no significant unrealized gains or losses. Also included in short-term investments is $0.2 million in certificates of deposit as of September 23, 2005.

     Although contractual maturities of the company's debt securities are due after five years, the investments are classified as current assets in the Consolidated Balance Sheets due to the company's expected holding period of less than one year.

Note 3   Accounts Receivable
     The allowance for doubtful accounts was $0.9 million and $1.5 million as of September 23, 2005 and March 25, 2005, respectively. During the three-month and six-month periods ended September 23, 2005, the company reduced its allowance for doubtful accounts by $0.4 million and $0.6 million, respectively, due to resolution of various customer liquidity issues. Allowances presented as a reduction to accounts receivable also included the estimated sales returns reserve of $0.8 million and $0.9 million as of September 23, 2005 and March 25, 2005, respectively.

Note 4   Inventories
     We record a provision to value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory, or the current estimated market value of the inventory. We also perform regular reviews of our inventory and record a provision for estimated excess and obsolete items

                        PRINTRONIX, INC. and SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     based upon forecasted demand, and any other known factors at the time. Inventories, which include material, labor and overhead costs, are valued at the lower of cost (first-in, first-out method) or market.

Note 5  Bank Borrowings and Debt Arrangements

     Collateralized Debt
     As of September 23, 2005, we have a $13.8 million long-term note with a United States bank collateralized by our Irvine facility. The note contains customary default provisions, no restrictive covenants and requires monthly principal and interest payments, with a balloon payment of $12.6 million due June 1, 2007. Interest on the note is at variable rates based upon the London Interbank Offered Rate ("LIBOR") plus 1.25 percent, and is reset for periods from one month up to one year, at our discretion. The interest rate on the note at September 23, 2005, was 5.125 percent and the weighted average interest rate on the note was 5.0 percent and 4.7 percent for the three and six months ended September 23, 2005, respectively. Total interest expense on the note was $0.2 million and $0.1 million, for the current and year ago quarters. Total fiscal year-to-date interest expense was $0.3 million and $0.2 million for the current and year ago periods. The note consisted of $13.1 million long-term debt and $0.7 million for the current portion of long-term debt as of September 23, 2005.

     Lines of Credit and Standby Letters of Credit
     At September 23, 2005, one of our foreign subsidiaries maintained unsecured lines of credit for $2.1 million with major foreign banks, which included a standby letter of credit of $1.5 million. These credit facilities are subject to certain standard financial covenants. We were in compliance with these financial covenants for all fiscal periods presented. The parent company guarantees any amounts outstanding on these lines of credit. There were no cash borrowings against these lines of credit for the fiscal periods presented. No fees are charged for the unused portion of the lines of credit. Any borrowings on the lines of credit would be subject to interest rates at approximately 0.25 percent to 1.0 percent above the prime-lending rate.

     The company maintains a standby letter of credit related to its workers' compensation insurance program for $0.4 million. The standby letter of credit is secured by a cash deposit and is automatically renewed annually. There were no cash borrowings against this letter of credit for the fiscal periods presented. Any borrowings would be subject to interest rates at 2.0 percent above the prime-lending rate, subject to certain maximum limits.

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

     Interest and Other (Income) Expense, Net
     The components of interest and other (income) expense, net, in the consolidated statement of operations for the three and six months ended September 23, 2005, and September 24, 2004, were as follows:


                                                      Three Months Ended         Six Months Ended
                                                 -------------------------- ---------------------------
                                                 September 23, September 24, September 23, September 24,
                                                      2005         2004          2005          2004
                                                 ------------- ------------ -------------- -------------
                                                           (dollar amounts in thousands)

     Interest expense                            $        175  $       121  $         330  $        229
     Interest income                                     (359)         (99)          (646)         (182)
     Other (income) expense                               (17)           6            (30)           (9)
                                                 ------------- ------------ -------------- -------------
     Interest and other (income) expense, net    $       (201) $        28  $        (346) $         38
                                                 ============= ============ ============== =============

                        PRINTRONIX, INC. and SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6   Net (Loss) Income per Share

     Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net
     (loss) income per share is computed using the weighted average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive.

     Net (loss) income per share for the three and six months ended September 23, 2005, and September 24, 2004, is as follows:

                                                           Three Months Ended         Six Months Ended
                                                      -------------------------- ----------------------------
                                                      September 23, September 24, September 23, September 24,
                                                           2005         2004          2005          2004
                                                      ------------- ------------ -------------- -------------
                                                                (dollar amounts in thousands)

     Net (loss) income                                $     (1,598)  $     (110) $       (1,388)  $       339
     Basic weighted average shares outstanding           6,241,949    6,341,593       6,222,233     6,311,117
     Basic net (loss) income per share                $      (0.26)  $    (0.02) $        (0.22)  $      0.05
     Effect of dilutive securities:
     Basic weighted average shares outstanding           6,241,949    6,341,593       6,222,233     6,311,117
     Dilutive effect of stock options                           --           --              --       185,681
                                                      ------------   ----------- --------------   -----------

     Dilutive weighted average shares outstanding        6,241,949    6,341,593       6,222,233     6,496,798
     Diluted net (loss) income per share              $      (0.26)  $    (0.02) $        (0.22)  $      0.05


     The dilutive weighted average shares outstanding do not include the antidilutive impact of 96,433 shares for the three-month and 121,028 for the six-month periods ended September 23, 2005, respectively, because the exercise price of the stock options exceeds the average market value of the stock in the periods presented. In addition, the dilutive weighted average shares outstanding do not include the antidilutive impact of 226,647 shares for the current quarter, and 222,209 shares for the six-month period, as a result of net losses for these periods, respectively. The dilutive weighted average shares outstanding do not include the antidilutive impact of 36,150 shares for the three and six months ended September 24, 2004, because the exercise price of the stock options exceeded the average market value of the stock for the periods presented. In addition, the dilutive weighted average shares outstanding do not include the antidilutive impact of 193,053 shares for the year-ago quarter as a result of a net loss for this period.

Note 7   Common Stock

     Stock Repurchase Plan
     In the fourth quarter of fiscal year 2002, the Board of Directors authorized the company to purchase up to 500,000 shares of the company's outstanding common stock. Purchases may be made from time-to-time in the open market. During fiscal years 2002 and 2003, 165,905 shares of common stock were repurchased at prices ranging from $9.03 to $11.87 for a total cost of $1.7 million. We repurchased 106,700 shares of common stock at prices ranging from $9.70 to $10.61 per share for a total cost of $1.1 million during fiscal year 2004. No shares of common stock were repurchased during fiscal year 2005 or the first six months of fiscal year 2006. Future purchases of 227,395 shares of common stock may be made at our discretion.

     Stock options exercised totaled 8,112 and 66,522 for the three and six months ended September 23, 2005, and 22,349 and 27,136 for the three and six months ended September 24, 2004, respectively.

     Cash Dividends
     On June 15, 2005, the company paid a cash dividend of $0.07 per share, or $0.5 million based on 6.5 million shares outstanding. On September 15, 2005, the company paid a cash dividend of $0.07 per share, or $0.4 million based on 6.6 million shares outstanding.

                        PRINTRONIX, INC. and SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8   Stock Incentive Plan

     The 1994 Stock Incentive Plan expired in August 2005. As of September 23, 2005, there were 550,436 stock options outstanding that were previously granted subject to the rights of that plan.

     The company's shareholders approved the Printronix, Inc. 2005 Stock Option Plan (the "2005 Plan") during the second quarter of fiscal 2006. The 2005 Plan authorizes the sale of up to a total of 600,000 shares of the company's common stock pursuant to either of two types of "Stock Awards":
     (1) stock options; and (2) shares of stock acquired pursuant to stock purchase agreements containing certain restrictions ("restricted stock"). Individuals are granted options under the 2005 Plan at terms (purchase price, expiration date and vesting schedule) established by a committee of the Board of Directors. Options are granted either in accordance with contractual arrangements or pursuant to the 2005 Plan at a price that is approximately equal to fair market value on the date of grant. Such options expire up to ten years after the grant date. Under restricted stock purchase agreements, individuals purchase shares when the Stock Award is granted; the shares are restricted as the rights to full beneficial ownership vest only upon achievement of certain performance criteria.

     During the first quarter of fiscal year 2005, the company reserved 56,722 and 310,000 shares under the 1994 Stock Incentive Plan for future issuance as restricted stock. The 56,722 shares were reserved for future issuance to the non-employee Board of Directors members and key employees. The company granted restricted stock awards for 24,400 shares to certain employees in July 2005. As of September 23, 2005, 24,400 of the 56,722 shares were issued and outstanding. These shares granted are performance based and vest only if the company achieves certain financial targets over a total of 6 fiscal years.

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

     As of September 23, 2005, we have not met, nor are there any indications that we will meet, any of the performance targets. Accordingly, no compensation expense has been recorded as of September 23, 2005, for the fiscal periods reported.

Note 9   Product Warranties and Guarantees

     Product Warranties
     We maintain an accrual for warranty obligations based upon an evaluation of our claims experience. A provision for estimated warranty obligation is charged to cost of sales when the product is sold. We evaluate our warranty reserve requirements on a quarterly basis. Printronix offers either a 90-day on-site or a 12-month return-to-factory standard parts-and-labor warranty on printer and verifier products to most customers. Defective printers and verifiers can be returned to us for repairs or replacement in the applicable warranty period at no cost to the customer. Supplies are warranted for the shelf life of the products, which can be up to two years.

     A summary of our accrued warranty obligation for the periods presented is as follows:

                                                          Six Months Ended
                                                     -------------------------
                                                     September 23, September 24,
                                                          2005        2004
                                                     ------------- -----------
                                                   (dollar amounts in thousands)

        Beginning balance, warranty reserves           $    863    $  1,033
           Add warranty expense                             544         482
           Accrual adjustments to reflect actual
            experience                                       (8)       (100)
           Deduct warranty charges incurred                (496)       (527)
                                                     ------------- -----------
        Ending balance, warranty reserves              $    903    $    888
                                                     ============= ===========

                        PRINTRONIX, INC. and SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In addition, in connection with the standby letter of credit agreements obtained for our workers' compensation insurance program, we have agreed to indemnify the bank from any third party claims related to its performance on our behalf. The term of this indemnification agreement extends beyond the term of the standby letter of credit agreements. We believe the fair value of this indemnification agreement is minimal and have not recorded a liability for it.

Note 10   Commitments and Contingencies

     Contractual Obligations and Commercial Commitments
     We are obligated under certain borrowing and lease commitments. Additional information on our borrowing obligations can be found in Note 4. There were no material changes in our borrowing and operating lease agreements as of September 23, 2005, from those reported in our Annual Report on Form 10-K.

     Operating Leases
     With the exception of Singapore, we conduct our foreign operations and United States sales offices using leased facilities under non-cancelable operating leases that expire at various dates from fiscal year 2006 through fiscal year 2009. We own the building in Singapore and have a land lease that expires in fiscal year 2057.

     Environmental Assessment
     Barranca Parkway Sites
     In January 1994 and March 1996, we were notified by the California Regional Water Quality Control Board -- Santa Ana Region (the "Board") that ground under one of our former production plants and ground adjacent to property previously occupied by us was thought to be contaminated with various chlorinated volatile organic compounds ("VOCs"). Evidence adduced from site studies undertaken to date indicates that compounds containing the VOCs were not used by Printronix during its tenancy, but were used by the prior tenant during its long-term occupancy of the site.

     In August 2002, we responded to an inquiry from the California Department of Toxic Substance Control (the "Department") regarding our operations at the site of our former production plant. In February 2004, the Department submitted a proposed Corrective Action Consent Agreement to Printronix, which would require Printronix to perform an investigation of the site that would be used as a basis to determine what, if any, remediation activities would be required of Printronix. During fiscal year 2006, the Department has agreed to include the prior tenant of the site in the ongoing inquiry. We have agreed to perform an initial environmental test, which we believe will further support our claim that we did not use the VOCs in question. We are convinced that we bear no responsibility for any contamination at the site and we intend to defend vigorously any action that might be brought against us with respect thereto.

     As of September 23, 2005, we maintained an accrual for $0.2 million, included in accrued liabilities other, which we believe is a reasonable estimate to cover any additional expenses for environmental tests the Board may request.

     Denova Site
     In August 2004, Printronix was notified by the Environmental Protection Agency (the "EPA") that clean up costs had been incurred at an authorized facility used by Printronix and approximately 2,000 other companies for the disposal of certain toxic wastes. Printronix joined with a group of the companies contacted by the EPA and collectively negotiated a settlement with the EPA in the second quarter of fiscal 2006. Our share of the settlement was less than our estimated liability for $0.1 million. We reduced our accrued liability of $0.1 million to $32 thousand to reflect the settlement during the second quarter of fiscal year 2006.

                        PRINTRONIX, INC. and SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Restriction of Hazardous Substance Directive ("RoHS")
     "Directive 2002/95/EC on the restriction of the use of certain hazardous substances in electrical and electronic equipment", will be enforced throughout the European Community starting July 1, 2006.

     RoHS  restricts  the  use  of  six  substances:   lead,  mercury,  cadmium,
     hexavalent chromium, polybrominated biphenyls (PBB) or polybrominated diphenyl ethers (PBDE), within electrical and electronic equipment.

     The company is reviewing each of its products for the substances banned under RoHS, and expects to be compliant by the effective date. As of September 23, 2005, there was no impairment to the company's products with respect to RoHS.

     Legal Matters
     We are involved in various claims and legal matters in the ordinary course of business. We do not believe that these matters will have a material adverse effect upon our results of operations or financial condition.

Note 11   Other Comprehensive Income (Loss)

     Other comprehensive income (loss) represents unrealized gains and losses on our Euro foreign currency forward exchange contracts that qualify for hedge accounting. The aggregate amount of such gains or losses that have not yet been recognized in net (loss) income is reported in the equity portion of the consolidated balance sheets as accumulated other comprehensive income
     (loss).

     Under our foreign currency-hedging program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of September 23, 2005, we had outstanding forward exchange contracts with an aggregate notional amount of
     (euro)2.3 million, approximately $2.8 million. Based on the fair value of these contracts at September 23, 2005, we recorded a net asset of $0.1 million.

     The following table reconciles net income to comprehensive income for the fiscal periods presented:



                                                           Three Months Ended         Six Months Ended
                                                      -------------------------- ----------------------------
                                                      September 23, September 24, September 23, September 24,
                                                           2005         2004          2005          2004
                                                      ------------- ------------ -------------- -------------
                                                                    (dollar amounts in thousands)

     Net (loss) income                                $      (1,598) $      (110)  $     (1,388) $       339
     Other comprehensive (loss) income, net of tax             (101)         (34)            23         (190)
                                                      -------------  -----------   ------------ ------------
                                                      $      (1,699) $      (144)  $     (1,365) $       149
                                                      =============  ===========   ============ ============

Note 12   Segment and Customer Data

     We manufacture and sell a variety of printers and associated products and conduct business in a single operating segment.

     Sales by Customer
     Percent of total sales by customer for the fiscal periods presented were as follows:

                        PRINTRONIX, INC. and SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Three Months Ended         Six Months Ended
                                                      -------------------------- ----------------------------
                                                      September 23, September 24, September 23, September 24,
                CUSTOMER                                   2005         2004          2005          2004
                ------------------------------------  ------------- ------------ -------------- -------------
                                                                    (dollar amounts in thousands)
                    Largest customer - IBM                  22.9%        21.7%         23.5%         21.7%
                    Second largest customer                  8.2%         8.2%          8.2%          8.0%
                    Top ten customers                       49.9%        50.8%         50.1%         51.4%

                    IBM accounted for 25 percent of our accounts receivable balance as of September 23, 2005 and 23 percent at March 25, 2005.


Note 13   Income Taxes

     We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the use of the asset-and-liability method for financial accounting and reporting for income taxes, and further prescribes that current and deferred tax balances are determined based upon the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

     We periodically review our deferred tax assets for realization based upon historical taxable income; prudent and reasonable tax strategies, the expected timing of the reversals of existing temporary differences and future taxable income. We record a valuation allowance to reduce our deferred tax asset to the amount management believes will be realized.

     We have subsidiaries in various countries and are therefore subject to varying income tax rates. We have a favorable pioneer tax status in Singapore which exempts income generated from the manufacture and sale of the Printronix P5000 Series line matrix and T5000 thermal products by our Singapore subsidiary from income tax liability. The tax provision for the three months ended September 23, 2005 consists of foreign tax expense of $135 thousand. The tax provision for the six months ended September 23, 2005 includes $20 thousand in current state expense and $185 thousand in foreign tax expense. A full valuation allowance is recorded against our losses generated in the United States since it is more likely than not that such assets will not be realized. The tax provision for the three and six months ended September 24, 2004, reflects the tax provision of our foreign operations and a full valuation allowance against net operating loss carryforwards generated in the United States, and a tax charge on profits from our Singapore subsidiary as at that time we had not been awarded the pioneer tax status.

     Congress passed the American Jobs Creation Act of 2004 on October 22, 2004 ("the Act"). The Act contains numerous changes to existing tax laws including, but not limited to, incentives to repatriate foreign accumulated earnings and other international tax provisions regarding foreign tax credits. We have not completed our evaluation of the effects of the Act and have not reached a conclusion that it is probable that foreign earnings will be repatriated, but would like to take advantage of this opportunity if it is beneficial to the company. Therefore, as a result, we cannot conclude what the associated tax effects may be and have not recorded any such tax effects in our financial results for fiscal year 2006. The company expects to complete its analysis of this repatriation incentive during fiscal year 2006, after the expected issuance of additional regulatory guidance.

Note 14   New Pronouncements

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs - an Amendment of ARB 43, Chapter 4," ("SFAS 151"). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and will be adopted by the company in the first quarter of fiscal year 2007. The company is currently evaluating the financial statement impact of the implementation of SFAS 151. We do not expect the adoption of SFAS 151 to have a material impact on our consolidated financial position or results of operations.

                        PRINTRONIX, INC. and SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In December 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1") and FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). Both FSP 109-1 and FSP 109-2 are effective upon issuance.

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

     FSP 109-2 addresses the impact of the Act's one-time 85 percent dividends received deduction for repatriated foreign earnings, provided they are reinvested in the permitted uses specified in the Act. FSP No. 109-2 allows companies additional time to determine whether any foreign earnings will be repatriated under the Act and evaluate how the law affects whether undistributed earnings continue to qualify for SFAS 109's exception from recognizing deferred tax liabilities. The company has not yet completed its evaluation of the repatriation provision (Note 13).

     In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC Staff's interpretation of SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to amend the date for compliance with SFAS 123R beginning with the first interim or annual period of the registrant's first fiscal year beginning on or after June 15, 2005. Printronix will be required to adopt SFAS 123R and SAB 107 at the beginning of the first quarter of fiscal year 2007. We are currently evaluating the requirements of SFAS 123R, including the determination of the fair value method to measure compensation expense, the appropriate assumptions to include in the fair market value model and the transition method to use upon adoption. The company believes the adoption of SFAS 123R may have a material unfavorable impact on its consolidated results of operations and earnings per share.

     In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets - an Amendment of Accounting Principles Board Opinion No. 29 ("APB 29"), Accounting for Nonmonetary Transactions." The guidance in APB 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have an impact on the company's consolidated results of operations and financial condition.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this interpretation are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. FIN 47 is required to be adopted by Printronix by the end of fiscal year 2006 and the company is currently evaluating the provisions of this standard.

     In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" which replaces Accounting Principles Board Opinions No. 20

                        PRINTRONIX, INC. and SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Printronix is required to adopt SFAS 154 in the first quarter of fiscal 2007. Printronix is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

     In June 2005, the FASB issued FSP No. FAS 143-1, "Accounting for Electronic Equipment Waste Obligations" ("FSP FAS 143-1"), that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the "Directive"). The adoption of this statement in fiscal year 2006 did not have a material effect on the company's consolidated financial statements. As of the end of the current quarter, the majority of the EU-member countries have transposed the Directive into country-specific laws. The effect of applying FSP FAS 143-1 in the remaining countries in future periods is not expected to have a material effect on the company's consolidated financial statements

     In June 2005, the FASB issued EITF 05-5, "Accounting for Early Retirement or Postemployment Programs with Specific Features, (Such as Terms Specified in Altersteilzeit Early Retirement Arrangements)". The Altersteilzeit arrangement is an early retirement program in Germany designed to create an incentive for employees, within a certain age group, to transition from (full or part-time) employment into retirement before their legal retirement age. The EITF is effective for fiscal years beginning after December 15, 2005. The company believes the adoption of this EITF will have no impact on the consolidated financial position, results of operations or cash flow.

     In September 2005, the FASB reached a final consensus on Emerging Issues Task Force ("EITF") issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty ("EITF 04-13"). EITF 04-13 concludes that two or more leally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29. "Accounting for Nonmonetary Transactions," when the transactions were entered into "in contemplation" of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF 04-13 should be applied to transactions completed in reporting periods beginning after March 15, 2005. There were no such transactions for the periods reported.

                          PART I. FINANCIAL INFORMATION

                        PRINTRONIX, INC. AND SUBSIDIARIES

      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

     Forward-Looking Statements

     Except for historical information, this Form 10-Q contains "forward-looking statements" about Printronix, within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as "objectives," "believes,"
     "expects," "plans," "intends," "should," "estimates," "anticipates," "forecasts," "projections," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer peripheral industry and in the economy in general; the ability of the company to achieve growth in the Asia Pacific market; adverse political and economic events in the company's markets; a worsening of the global economy due to general conditions; a worsening of the global economy resulting from terrorist attacks or risk of war; a worsening of the global economy resulting from an outbreak of avian flu or other world health epidemic, or from a resurgence of SARS (Severe Acute Respiratory Syndrome); the ability of the company to maintain its production capability in its Singapore plant or obtain product from its Asia Pacific suppliers should a resurgence of SARS or other world health epidemic occur; the ability of the company to hold or increase market share with respect to line matrix printers; the ability of the company to successfully compete against entrenched competition in the thermal printer market; the ability of the company to adapt to changes in the requirements for radio frequency identification ("RFID") products by Wal-Mart and/or the Department of Defense (the "DOD") and others; the ability of the company to attract and to retain key personnel; the ability of the company's customers to achieve their sales projections, upon which the company has in part based its sales and marketing plans; the ability of the company to retain its customer base and channel; the ability of the company to compete against alternate technologies for applications in its markets; and the ability of the company to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change. The company does not undertake to publicly update or revise any of its forward-looking statements, even if experience or new information shows that the indicated results or events will not be realized.

     Message from the President

     The second fiscal quarter of fiscal year 2006 resulted in a net loss of $0.26 per diluted share on sales of $29.0 million. This compares with a net loss of $0.02 per share on sales of $31.8 million in the year ago quarter. Second quarter sales were down mostly due to lower sales to the automotive and general manufacturing industries in the United Kingdom, Germany and France, and a lengthening of the sales cycle that resulted in sales not closing as expected in the U.S. market. RFID revenue during the quarter was $0.8 million compared with $0.9 million in the same quarter last year as industry RFID deployment of Gen2 technology created some uncertainty in the market. The loss in the second quarter was incurred due to the lower level of sales, increasing expenses for Sarbanes-Oxley compliance and increased sales expenses from a changeover of both our line matrix and thermal product lines to entirely new models, which we expect to be completed in our third fiscal quarter.

     The most significant events of the second quarter were the introduction of our new series of P7000 line matrix printers for both the Printronix and IBM channels and the early shipment of new RFID solutions for our T5000r thermal printers.

     Taken together, line matrix printers and thermal printing solutions fulfill user needs in industrial and supply chain printing. Operating in the same user environments with compatible network management and printing protocols, they fulfill applications such as label printing, transaction documents and information reports. That is why Printronix and IBM are focused on user requirements for industrial printers. In fiscal year 2005, Printronix and IBM introduced a sales/marketing teaming program in the United States that was effective in turning around the decline of line matrix printer sales in the IBM channel as well as growing IBM thermal printer sales. In fiscal year 2006, we are expanding this program to EMEA (Europe, Middle East, and Africa), Canada, Latin America and Asia Pacific, with the long-term goal of a strong global partnership in this important channel to reach and support end users with printing solutions. This is strengthening our largest channel to market.

     RESULTS OF OPERATIONS

     Revenue

     Compared with the Prior Year Quarter - Overview
     Consolidated revenue for the current quarter was $29.0 million, a decrease of $2.8 million, or 9.0 percent, from the same period last year. We attribute the decrease mostly to lower sales in Western Europe as a result of continued slowing of the automotive and general manufacturing industries, partly to lower sales in the Americas due to a lengthening of the sales cycle that resulted in sales not closing as expected, and partly to lower sales to a major direct account in the retail business. Thermal printer sales decreased $0.9 million, or 14.6 percent, including a drop of
     6.6 percent in RFID printer sales from the year ago quarter as the market awaited final standards for Gen2 products. Changes in the value of the Euro were favorable $0.2 million to revenue as compared with a favorable increase to revenue of $0.3 million in the prior year quarter.

     Sales by Geographic Region
     Sales by geographic region, related percent changes and percent of total sales for the second quarter of fiscal year 2006 and 2005 were as follows:

                                                           Three Months Ended                   Percent of Total Sales
                                                      ---------------------------              ---------------------------
                                                      September 23, September 24,   Percent    September 23, September 24,
               GEOGRAPHIC REGION                           2005         2004        Change         2005          2004
               ------------------------------------   ------------- ------------- ------------ ------------- -------------
                                                     (dollar amounts in thousands)
                    Americas                          $      14,032 $      15,606       -10.1%         48.5%         49.0%
                    EMEA                                      9,375        10,806       -13.2%         32.4%         34.0%
                    Asia Pacific                              5,551         5,396         2.9%         19.1%         17.0%
                                                      ------------- -------------              ------------- -------------
                                                      $      28,958 $      31,808                     100.0%        100.0%
                                                      ============= =============              ============= =============

     Americas sales decreased principally due to lower sales in the OEM and distribution channels partly offset by increased sales to a new distribution channel partner. EMEA sales were down from the year ago quarter mostly due to lower sales in the distribution channel and lower direct sales to a customer in the retail business, offset by increased OEM sales. Asia Pacific sales increased principally due to higher OEM and distribution channel sales.

     Sales by Product Technology
     Sales by product technology, related percent changes and percent of total sales for the second quarter of fiscal year 2006 and 2005 were as follows:


                                                           Three Months Ended                     Percent of Total Sales
                                                      ---------------------------              ----------------------------
                                                      September 23, September 24,   Percent     September 23, September 24,
               PRODUCT TECHNOLOGY                          2005         2004        Change          2005          2004
               ------------------------------------   ------------- ------------- ------------ -------------- -------------
                                                     (dollar amounts in thousands)
                    Line matrix                       $      20,857 $      22,140        -5.8%          72.0%         69.6%
                    Thermal*                                  5,054         5,917       -14.6%          17.5%         18.6%
                    Laser                                     2,661         3,212       -17.2%           9.2%         10.1%
                    Verification products                       386           539       -28.4%           1.3%          1.7%
                                                      ------------- -------------              -------------- -------------
                                                      $      28,958 $      31,808                      100.0%        100.0%
                                                      ============= =============              ============== =============
                         *RFID                        $         792 $         848        -6.6%           2.7%          2.7%
                                                      ============= ============= ============ ============== =============

     All product line sales decreased from the prior year. Thermal printer sales decreased largely due to general slowness in the Western European economy, along with decreased RFID printer sales, as customers deferred purchases until Gen2 products are finalized. Laser printer revenues decreased in Americas and EMEA for the reasons stated above.

     Sales by Channel
     Sales by channel, related percent changes, and percent of total sales for the second quarter of fiscal year 2006 and 2005 were as follows:

                                                           Three Months Ended                    Percent of Total Sales
                                                      ---------------------------              ---------------------------
                                                      September 23, September 24,   Percent    September 23, September 24,
               CHANNEL                                     2005         2004        Change         2005          2004
               ------------------------------------   ------------- ------------- ------------ ------------- -------------
                                                     (dollar amounts in thousands)
                    OEM                               $       8,201 $       8,880        -7.6%         28.3%         27.9%
                    Distribution                             19,362        21,226        -8.8%         66.9%         66.7%
                    Direct                                    1,395         1,702       -18.0%          4.8%          5.4%
                                                      ------------- -------------              ------------- -------------
                                                      $      28,958 $      31,808                     100.0%        100.0%
                                                      ============= =============              ============= =============

     Sales in all channels decreased in the current quarter from the same period a year ago. Sales to IBM and other OEM customers decreased principally in Americas, but were offset by increased sales to IBM in EMEA and Asia Pacific. Distribution channel sales decreased mostly in EMEA. Decreases in Americas distribution channel sales were partly offset by increased sales from a new channel partner. Direct sales were down from $1.7 million in the year ago quarter to $1.3 million this quarter. The change was entirely due to lower sales to a major retailer in EMEA and Asia Pacific, partly offset by higher Americas sales to this account.

     Sales by Customer

     Sales by customer, related percent changes and percent of total sales for the second quarter of fiscal year 2006 and 2005 were as follows:

                                                           Three Months Ended                     Percent of Total Sales
                                                      ---------------------------               ---------------------------
                                                      September 23, September 24,    Percent    September 23, September 24,
               CUSTOMER                                   2005          2004         Change         2005          2004
               ------------------------------------   ------------- -------------  ------------ ------------- -------------
                                                     (dollar amounts in thousands)
                    Largest customer - IBM            $       6,630 $      6,916          -4.1%         22.9%         21.7%
                    Second largest customer                   2,375        2,619          -9.3%          8.2%          8.2%
                    Top ten customers                        14,443       16,159         -10.6%         49.9%         50.8%

     Sales to IBM in the Americas declined but were partly offset increases in EMEA and Asia Pacific largely a result of expansion of our sales programs into those regions in the current fiscal year. Lower sales to the second largest and top ten customers are generally consistent with the overall decrease in sales.

     Recurring Revenue
     Recurring revenue from the installed base was $12.8 million in the current quarter, up slightly from $12.5 million a year ago. As a percentage of sales, recurring revenue from the installed base increased to 44.2 percent for the current quarter from 39.3 percent for the same quarter last year. Recurring revenue includes line matrix ribbons, laser consumables, spares, sales under the advance exchange program, printer maintenance and depot repair services. We will continue to focus on this strategic growth initiative by marketing to our installed based of customers and adding channels to market.

     Impact of the Euro
     Changes in the value of the Euro were favorable $0.2 million to revenue in the current quarter compared with a favorable impact of $0.3 million in the prior year quarter.

     Compared with the Prior Year to Date -- Overview
     Consolidated revenue for the six-month periods ended September 23, 2005, and September 24, 2004, were $60.7 million and $65.1 million, respectively.

     Revenue decreased in the year-to-date period mostly due to lower sales in Western Europe as a result of the continued slowing of the economy. Thermal sales were relatively flat despite an increase of $0.7 million, or 72.3 percent, in RFID printer sales from the prior year period. Revenue from laser printers decreased $1.1 million since the prior year. Year to date revenue increased $0.3 million due to effects of changes in the value of the Euro compared with increases of $1.1 million for the same periods a year ago.

     Year-to-date Sales by Geographic Region
     Sales by geographic region, related percent changes and percent of total sales for the six months ended September 23, 2005, and September 24, 2004, are set forth in the following table:


                                                           Six Months Ended                      Percent of Total Sales
                                                      ---------------------------              ---------------------------
                                                      September 23, September 24,   Percent    September 23, September 24,
               GEOGRAPHIC REGION                           2005         2004        Change          2005          2004
               ------------------------------------   ------------- ------------- ------------ ------------- -------------
                                                     (dollar amounts in thousands)
                    Americas                          $      30,218 $      30,523        -1.0%         49.7%         46.9%
                    EMEA                                     19,792        23,520       -15.9%         32.6%         36.1%
                    Asia Pacific                             10,735        11,043        -2.8%         17.7%         17.0%
                                                      ------------- -------------              ------------- -------------
                                                      $      60,745 $      65,086                     100.0%        100.0%
                                                      ============= =============              ============= =============

     Americas sales were basically flat; increases in distribution and direct sales were slightly less than the decrease in OEM channel sales. EMEA sales were down from the year ago period mostly due to lower sales through the distribution channel reflecting lower sales into Western Europe due to continued slowing in the automotive and general manufacturing industries, lower sales to a direct account, and lower OEM channel sales. Asia Pacific sales decreased principally due to lower direct sales to an account in the retail business, lower distribution channel sales, partly offset by increased OEM sales.

     Year-to-date Sales by Product Technology
     Sales by product technology, related percent changes and percent of total sales for the six months ended September 23, 2005, and September 24, 2004, were as follows:


                                                           Six Months Ended                      Percent of Total Sales
                                                      ---------------------------              ---------------------------
                                                      September 23, September 24,   Percent    September 23, September 24,
               PRODUCT TECHNOLOGY                          2005         2004        Change         2005          2004
               ------------------------------------   ------------- ------------- ------------ ------------- -------------
                                                     (dollar amounts in thousands)
                    Line matrix                       $      43,062 $      46,144        -6.7%         70.9%         70.9%
                    Thermal*                                 11,200        11,255        -0.5%         18.4%         17.3%
                    Laser                                     5,460         6,549       -16.6%          9.0%         10.1%
                    Verification products                     1,023         1,138       -10.1%          1.7%          1.7%
                                                      ------------- -------------              ------------- -------------
                                                      $      60,745 $      65,086                     100.0%        100.0%
                                                      ============= =============              ============= =============
                         *RFID                        $       1,735 $       1,007        72.3%          2.9%          1.5%
                                                      ============= ============= ============ ============= =============

     The decreases in sales for all products from the prior year resulted from the previously stated reasons.

     Year-to-date Sales by Channel
     Sales by channel, related percent changes, and percent of total sales for the six months ended September 23, 2005, and September 24, 2004, were as follows:

                                                           Six Months Ended                       Percent of Total Sales
                                                      ---------------------------              ---------------------------
                                                      September 23, September 24,   Percent    September 23, September 24,
               CHANNEL                                    2005          2004        Change         2005          2004
               ------------------------------------   ------------- ------------- ------------ ------------- -------------
                                                     (dollar amounts in thousands)
                    OEM                               $      17,693 $      19,396        -8.8%        29.1%          29.8%
                    Distribution                             40,186        41,485        -3.1%        66.2%          63.7%
                    Direct                                    2,866         4,205       -31.8%         4.7%           6.5%
                                                      ------------- -------------              ------------ --------------
                                                      $      60,745 $      65,086                    100.0%         100.0%
                                                      ============= =============              ============ ==============


     OEM sales decreased from the year ago period due to lower sales in Americas and in EMEA, partly offset in EMEA by increased sales from IBM. Distribution sales decreased from the year ago period primarily in EMEA as a result of attrition in the channel partly offset by increases in the Americas and Asia Pacific regions. Direct sales were down compared with the same period a year ago primarily due to decreases in EMEA and Asia Pacific sales to the same worldwide direct account in the retail business.

     Year-to-date Sales by Customer
     Sales by customer, related percent changes and percent of total sales for the six months ended September 23, 2005, and September 24, 2004, were as follows:


                                                          Six Months Ended                         Percent of Total Sales
                                                      --------------------------                ----------------------------
                                                      September 23, September 24,    Percent     September 23, September 24,
               CUSTOMER                                    2005         2004         Change          2005          2004
               ------------------------------------   ------------- -------------  ------------ -------------- -------------
                                                     (dollar amounts in thousands)
                    Largest customer - IBM            $      14,270 $      14,139         -0.9%          23.5%         21.7%
                    Second largest customer                   4,971         5,203         -4.5%           8.2%          8.0%
                    Top ten customers                        30,442        33,454         -9.0%          50.1%         51.4%

     Sales to IBM were flat year over year as decreases in second quarter sales in the current fiscal year offset gains in first quarter sales. Sales to our second largest customer decreased slightly. Sales to our top ten customers decreased principally from lower sales to a direct account in the retail business in EMEA and Asia Pacific regions.

     Year-to-date Recurring Revenue
     Recurring revenue from the installed base was $25.2 million down slightly from $25.4 million a year ago. As a percentage of sales, recurring revenue from the installed base increased to 41.6 percent of total sales as a result of lower sales in the current year, up from 39.1 percent a year ago.

     Year-to-date Impact of the Euro on Revenue
     Year-to-date revenue increased by $0.3 million from changes in the value of the Euro compared with increases of $1.1 million for the same period a year ago.

     Gross Margin

     Compared with the Prior Year Quarter
     Gross margin for the current  quarter was 37.3 percent,  down slightly from
     37.8 percent for the same quarter last year. Increases in margin resulted from savings from cost-cutting initiatives but were offset by increased costs due to lower volumes. Changes in the value of the Euro improved gross margin by $0.2 million, or 0.6 percent, over the prior year quarter.

     Compared with the Prior Year-to-date
     Gross margin was 38.0 percent for the six-month period ended September 23, 2005, down slightly from 38.9 percent for the six-month period ended September 24, 2004. The decrease from the prior year period was due to the above-stated reasons. The impact of the Euro caused a $0.3 million improvement, or 0.4 percent, in the gross margin over the prior year-to-date period.

     Operating Expenses

     Compared with the Prior Year Quarter
     Engineering   and   development,   sales  and  marketing  and  general  and
     administrative expenses, related percent changes and percent of total sales are as follows:

                                                          Three Months Ended                      Percent of Total Sales
                                                      ---------------------------               ----------------------------
                                                      September 23, September 24,    Percent     September 23, September 24,
                                                           2005         2004         Change          2005          2004
                                                      ------------- -------------  ------------ -------------- -------------
                                                     (dollar amounts in thousands)
               Engineering and development            $       3,608 $       3,916         -7.9%          12.5%         12.3%
               Sales and marketing                            6,115         5,903          3.6%          21.1%         18.6%
               General and administrative                     2,751         2,104         30.8%           9.5%          6.6%
                                                      ------------- ------------- ------------- -------------- -------------
                                                      $      12,474 $      11,923          4.6%          43.1%         37.5%
                                                      ============= ============= ============= ============== =============

     Engineering and development expenses for the current quarter decreased due to lower labor costs and cost containment initiatives offset by increased expenses for product certification related to newly launched products.

     Sales and marketing expenses for the current quarter increased compared with the same period last year mainly due to a ramp up in expenses in the current quarter attributable to P7000 launch programs, offset by decreased advertising expenses.

     General and administrative expenses for the current quarter increased compared with the same period last year due primarily to $0.4 million higher consulting and auditing costs associated with satisfying Sarbanes-Oxley requirements and $0.2 million increased legal costs, partially offset by $0.1 million lower provision for doubtful accounts.

     Compared with the Prior Year-to-date
     Engineering and development, sales and marketing and general and administrative expenses, related percent changes and percent of total sales are as follows:

                                                           Six Months Ended                        Percent of Total Sales
                                                      ---------------------------               ---------------------------
                                                      September 23, September 24,   Percent     September 23, September 24,
                                                           2005         2004        Change          2005          2004
                                                      ------------- ------------- ------------- ------------- -------------
                                                     (dollar amounts in thousands)
               Engineering and development            $       7,476 $       7,914         -5.5%        12.3%          12.2%
               Sales and marketing                           12,231        12,183          0.4%        20.1%          18.7%
               General and administrative                     5,001         4,287         16.7%         8.2%           6.6%
                                                      ------------- ------------- ------------- ------------ --------------
                                                      $      24,708 $      24,384          1.3%        40.6%          37.5%
                                                      ============= ============= ============= ============ ==============

     Engineering and development expenses for the current period decreased for the previously stated reasons.

     Sales and marketing expenses remained flat year over year, as costs for geographic expansion increased along with increased costs to launch new products, offset by decreased advertising expenses.

     General and administrative expenses for the current period increased compared with the same period last year due primarily to $0.6 million higher consulting and auditing costs associated with satisfying Sarbanes-Oxley requirements and $0.1 million increased legal costs, partly offset by a reduction of $0.4 million in the company's provision for doubtful accounts during the first six months of fiscal 2006, as the company resolved various issues related to customer accounts.

     Foreign Currency (Gains) Losses, Net
     Gains from foreign currency transactions and remeasurements were $24 thousand and $21 thousand for the quarters ended September 23, 2005 and September 24, 2004, respectively. For the six months ended September 23, 2005, foreign currency transactions and remeasurements were gains of $83 thousand versus losses of $31 thousand a year ago. Changes in foreign currency transactions and remeasurements for the three and six months ended September 23, 2005, compared with the prior comparable periods were principally due to the effect of changes in the value of the Euro.

     Interest and Other (Income) Expense, Net
     Interest income increased due to higher cash and short-term investment balances and higher interest rates for both the three-month and six-month periods of the current fiscal year, as set forth in the following table:

                                                           Three Months Ended          Six Months Ended
                                                      --------------------------- ---------------------------
                                                      September 23, September 24, September 23, September 24,
                                                           2005         2004          2005          2004
                                                      ------------- ------------- ------------- -------------
                                                                   (dollar amounts in thousands)

     Interest expense                                 $         175  $        121 $         330 $         229
     Interest income                                           (359)          (99)         (646)         (182)
     Other (income) expense                                     (17)            6           (30)           (9)
                                                      -------------  ------------ ------------- -------------
     Interest and other (income expense, net          $        (201) $         28 $        (346)$          38
                                                      =============  ============ ============= =============

     Income Taxes
     We have subsidiaries in various countries and are therefore subject to varying income tax rates. The tax provision for the three months ended September 23, 2005, consists of foreign tax expense of $135 thousand. The tax provision for the six months ended September 23, 2005, includes $20 thousand in current state expense and $185 thousand in foreign tax expense. A full valuation allowance is recorded against our losses generated in the United States since it is more likely than not that such assets will not be realized. The tax provision for the three and six months ended September 24, 2004, reflects the tax provision of our foreign operations and a full valuation allowance against net operating loss carryforwards generated in the United States, and a tax charge on profits from our Singapore subsidiary as at that time we had not been awarded an extension of the pioneer tax status.

     Congress passed the American Jobs Creation Act of 2004 on October 22, 2004 ("the Act"). The Act contains numerous changes to existing tax laws including, but not limited to, incentives to repatriate foreign accumulated earnings and other international tax provisions regarding foreign tax credits. We have not completed our evaluation of the effects of the Act and have not reached a conclusion that it is probable that foreign earnings will be repatriated, but would like to take advantage of this opportunity if it is beneficial to the company. Therefore, as a result, we cannot conclude what the associated tax effects may be and have not recorded any such tax effects in our financial results for the first and second quarters of fiscal year 2006. The company expects to complete its analysis of this repatriation incentive during fiscal year 2006, after the expected issuance of additional regulatory guidance.

     LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity has historically been cash generated from operations. We ended the quarter with cash, cash equivalents and short-term investments of $42.6 million, a decrease of $2.3 million from the beginning of the fiscal year. Approximately $0.8 million was provided by operations. The major uses of funds for the period were capital expenditures totaling $2.4 million, principally related to the purchase of new tooling and equipment in connection with moving the hammerbank manufacturing process to Singapore, and cash dividends declared and paid of $0.9 million.

     A subsidiary of the company maintains unsecured lines of credit with major foreign banks totaling $2.1 million. The company also maintains a credit agreement in the amount of $2.4 million with a foreign bank to support its hedging activities. The company has letters of credit related to its workers' compensation program for $0.4 million, which renew automatically and are secured by cash. During and as of the periods presented, no amounts were borrowed under these agreements. The company also has a long-term note, secured by its Irvine facility. This note has scheduled principal repayments of $0.7 million annually through fiscal year 2007 and a balloon payment of $12.6 million in fiscal year 2008. We ended the current fiscal quarter with long-term debt of $13.1 million and $0.7 million for the current portion on the note.

     Under our stock buyback program, the remaining shares that can be repurchased at the discretion of management totaled 227,395 shares at September 23, 2005.

     We do not anticipate any significant changes to our capital expenditure needs in the foreseeable future, which we expect to fund from cash from operations.

     As of September 23, 2005, there have been no material changes in the company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K.

     If demand for our products decreased, there could be a risk that cash provided from operations would diminish. We believe we could obtain bank financing secured by collateral. However, we can offer no assurances that such financing would be available on favorable terms, or at all. We believe that our cash and cash equivalents and our internally generated funds are sufficient to finance anticipated working capital, capital expenditure requirements and cash dividend needs for the foreseeable future.

     OFF-BALANCE SHEET ARRANGEMENTS

     The company's off-balance sheet arrangements consist of operating leases, credit facilities and guarantees. There were no material changes in our operating lease agreements as of September 23, 2005, from that reported in our Annual Report on Form 10-K. Information regarding our credit facilities can be found in the preceding section and in Note 5. We have not recorded a liability for the fair value of the guarantees made by the company, as we believe that value to be minimal.

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

     We believe the most critical accounting policies used to prepare the accompanying consolidated financial statements are the following:

     Revenue Recognition
     We recognize revenue in accordance with various authoritative guidance including, but not limited to, Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition." Revenue includes sales of printers, spare parts, supplies and services, including maintenance contracts. Products and services are separately priced and can be sold separately. However, when a revenue arrangement contains multiple elements, Printronix allocates revenue to each element based upon its relative fair value. Under our standard terms and conditions of sale, revenue is generally recognized at the time products are shipped to customers. The company reduces revenue for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by Printronix. Service revenue is derived primarily from maintenance contracts sold separately to customers and is deferred and recognized over the term of the contracts. The application of the authoritative guidance requires judgment to determine whether revenue has been realized or is realizable and earned. Judgment is required to record provisions for future product returns, customer programs and incentive offerings, including special pricing, rebates or other programs. Judgment is also required to determine the appropriate period to recognize previously deferred revenue related to service agreements. Any significant change in estimates or circumstances could have a material adverse impact upon our operating results for the period or periods in which such information is known.

     Allowance for Doubtful Accounts
     We use judgment based upon historical experience, overall economic conditions, and any specific customer collection issues we have identified to determine our allowance for doubtful accounts. Although bad debt losses historically have been within our expectations and the allowance we have established, we cannot guarantee that we will continue to experience the same bad debt loss rates that we have in the past. Any significant change in estimates or circumstances could have a material adverse impact upon our operating results for the period or periods in which such information is known. Our accounts receivable balance includes substantial receivables from a few large resellers, and a significant change in the liquidity or financial position of any one of these resellers, or other significant changes in estimates or circumstances with other customers, could result in an additional allowance that could have a material adverse effect upon our operating results and financial condition for the period or periods in which such information is known.

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

     Warranties
     Our warranty program generally offers our customers the choice of either a 90-day on-site repair option or a 12-month return-to-factory option. The 90-day warranty covers the cost of the parts and the labor to replace said parts. The 12-month warranty covers only the replacement parts. If a defective product cannot be repaired, it is replaced at no additional cost to the customer. We maintain an accrual for warranty obligations and provisions for estimated warranty obligations are charged to cost of sales. Each quarter, we determine the provision for warranty charges by applying the estimated repair cost and estimated return rates to the outstanding units under warranty. Although our warranty costs historically have been within our expectations and the provisions we have established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product failure rates, product return rates, or a significant increase in the cost to repair our products, could have a material adverse impact upon our operating results and financial condition in the period or periods in which such information is known.

     Long-Lived Assets
     Long-lived assets are assessed in accordance with accounting guidance under Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). Judgment is required in the application of the authoritative guidance and in determining the recoverability of assets. Any major unanticipated change in estimates or circumstances could have a material adverse effect upon the recoverability of long-lived assets and upon our operating results and financial condition.

     Income Taxes
     SFAS No. 109, "Accounting for Income Taxes" establishes financial accounting and reporting standards for the effect of income taxes. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is also required to determine if deferred tax assets will be realized and to determine the expected timing of the reversals of existing temporary differences. If the provision for income tax is inadequate or if we are unable to realize deferred tax assets, or if the tax laws change unfavorably, we could experience income tax charges in excess of the reserves established. Likewise, if the provisions for current and deferred taxes are in excess of those eventually needed, or if we are able to realize additional deferred tax assets, or if tax laws change favorably, we could experience reduced income tax charges or an actual tax benefit.

     We have operations in multiple international taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues. While we believe we have made adequate provision for any such issues, an unfavorable resolution of such issues could have a material adverse effect upon our consolidated results of operations and financial condition.

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

     The company has not adjusted its deferred tax assets and liabilities to reflect the impact of the special deduction as discussed in Financial Accounting Standards Board ("FASB") Staff Position ("FSP") No. FAS 109-1, "Application on FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The impact of this deduction, if any, will be reported in the period in which the deduction is claimed on its U.S. federal income tax return. We believe it is probable that this deduction will not be available to Printronix because of its existing domestic net operating losses.

     Contingencies
     We account for contingencies in accordance with various accounting guidance, including, but not limited to, SFAS No. 5 "Accounting for Contingencies" and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others," ("FIN 45"). Judgment is required to evaluate the degree of probability of an unfavorable outcome and our ability to reasonably estimate the loss related to legal claims, tax related audits, guarantees, including indirect guarantees of the indebtedness of others, and other known issues, and we will record a charge to earnings if appropriate. Any significant change in estimates or circumstances could have a material adverse impact upon our operating results for the period or periods in which such information is known.

     NEW ACCOUNTING STANDARDS

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB 43, Chapter 4," ("SFAS 151"). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and will be adopted by the company in the first quarter of fiscal year 2007. The company is currently evaluating the financial statement impact of the implementation of SFAS 151. We do not expect the adoption of SFAS 151 to have a material impact on our consolidated financial position or results of operations.

     In December 2004, the FASB issued FSP No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1") and FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). Both FSP 109-1 and FSP 109-2 are effective upon issuance.

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

     FSP 109-2 addresses the impact of the Act's one-time 85 percent dividends received deduction for repatriated foreign earnings, provided they are reinvested in the permitted uses specified in the Act. FSP 109-2 allows companies additional time to determine whether any foreign earnings will be repatriated under the Act and evaluate how the law affects whether undistributed earnings continue to qualify for SFAS 109's exception from recognizing deferred tax liabilities. The company has not yet completed its evaluation of the repatriation provision.

     In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the Securities and Exchange Commission ("SEC") issued SAB No. 107 ("SAB 107") regarding the SEC Staff's interpretation of SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to amend the date for compliance with SFAS 123R beginning with the first interim or annual period of the registrant's first fiscal year beginning on or after June 15, 2005. Printronix will be required to adopt SFAS 123R and SAB 107 at the beginning of the first quarter of fiscal year 2007. We are currently evaluating the requirements of SFAS 123R, including the determination of the fair value method to measure compensation expense, the appropriate assumptions to include in the fair market value model and the transition method to use upon adoption. The company believes the adoption of SFAS 123R may have a material unfavorable impact on its consolidated results of operations and earnings per share.

     In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets - an Amendment of Accounting Principles Board Opinion No. 29 ("APB 29"), Accounting for Nonmonetary Transactions." The guidance in APB 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have an impact on the company's consolidated results of operations and financial condition.

     In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this interpretation are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. FIN 47 is required to be adopted by Printronix by the end of fiscal year 2006 and the company is currently evaluating the provisions of this standard, but does not expect it to have a material impact.

     In May 2005, the FASB issued SFAS No.154, "Accounting Changes and Error Corrections" which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by Printronix in the first quarter of fiscal 2007. Printronix is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

     In June 2005, the FASB issued FSP No. FAS 143-1, "Accounting for Electronic Equipment Waste Obligations" ("FSP FAS 143-1"), that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the "Directive"). The adoption of this statement in fiscal year 2006 did not have a material effect on the company's consolidated financial statements. As of the end of the current quarter, the majority of the EU-member countries have transposed the Directive into country-specific laws. The effect of applying FSP FAS 143-1 in the remaining countries in future periods is not expected to have a material effect on the company's consolidated financial statements.

     In June 2005, the FASB issued EITF 05-5, "Accounting for Early Retirement or Postemployment Programs with Specific Features, (Such as Terms Specified in Altersteilzeit Early Retirement Arrangements)". The Altersteilzeit arrangement is an early retirement program in Germany designed to create an incentive for employees, within a certain age group, to transition from (full or part-time) employment into retirement before their legal retirement age. The EITF is effective for fiscal years beginning after December 15, 2005. The company believes the adoption of this EITF will have no impact on the consolidated financial position, results of operations or cash flow.

     In September 2005, the FASB reached a final consensus on Emerging Issues Task Force ("EITF") issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty ("EITF 04-13"). EITF 04-13 concludes that two or more leally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29. "Accounting for Nonmonetary Transactions," when the transactions were entered into "in contemplation" of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF 04-13 should be applied to transactions completed in reporting periods beginning after March 15, 2005. There were no such transactions for the periods reported.



     FACTORS THAT MAY AFFECT FUTURE RESULTS

     There can be no assurance that future developments affecting the company will be those anticipated by management, and there are a number of factors that could adversely affect the company's future operating results or cause the company's actual results to differ materially from the estimates or expectations reflected in forward-looking statements, including without limitation, the factors set forth below:

     We Operate in an Industry Influenced by Worldwide Capital Spending.
     Our products are used for mission-critical applications in industrial settings such as manufacturing plants and distribution centers and also in information technology and back office operations. Our revenue is impacted by the worldwide level of spending for capital expenditures related to manufacturing plant expansion or refurbishment. In addition, the level of activity in the worldwide supply-chain processes impacts our revenue.

     We Operate in an Industry Affected by Competing Technologies.
     The industrial printing market utilizes varying technologies including line matrix, thermal transfer, laser, inkjet, and serial technologies. Across all technologies, the printers are characterized as high-, medium- or low-end depending upon their range of features, including functionality and durability. Products made by Printronix utilize line matrix, high-end thermal transfer and high-end laser printing technologies.

     We cannot offer assurance that we can successfully develop the needed products and compete against current competitors or future competitors for mid-range thermal and laser printers. Even if we are able to maintain or increase market share for a product, line matrix in particular, revenue could still decline as the market for the product matures.

     We Operate in an Industry Characterized by Technological Change and Evolving Industry Standards.
     The printing-solutions industry is extremely competitive and is characterized by technological change, frequent new product developments, periodic product obsolescence, evolving industry standards, particularly for RFID, changing information technologies and evolving distribution channels. We must adapt quickly to changing technological, application and solutions needs, and the introduction of new technologies and products offering improved features and functionality. We could incur substantial cost to keep pace with the technological changes, and may not be able to adapt to these changes.

     Although we believe that we currently compete favorably with respect to these characteristics, this may change in the future. Our future success largely depends upon our ability to continuously develop new products with the quality levels that customers demand, and to develop new services and solutions. We spend a greater amount on research and development than the industry average because we believe that providing innovative products and solutions is important to our future operations. In spite of our efforts, we may fail to develop new products. Additionally, the new products we develop may not achieve market acceptance or may not be manufactured at competitive costs or in sufficient volumes. If we cannot proportionately decrease our cost structure in a timely manner in response to competitive pressures, our consolidated results of operations could be affected. We cannot guarantee the success of our research and development efforts.

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

     Increased competition may result in price reductions, increased sales incentive offerings, lower gross margins, and loss of market share and could require increased investment in inventory, research and development, sales expenses, marketing programs and expenditures to expand channels to market. Our competitors may offer products with superior market acceptance, superior price or superior performance. The company may be adversely affected if we are unable to maintain current product cost reductions, or achieve future product cost reductions, including warranty costs.

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

     Standards for the emerging EPC RFID market are beginning to formulate. EPCglobal has issued a Generation 2 standard and products are beginning to come to market in accordance with this standard. Although Printronix has taken an early leadership role in introducing a Gen2 printer with an EPC certified Gen2 RFID encoder, we cannot guarantee that we can successfully comply with all aspects of these evolving EPC standards. While we continue to focus intently on RFID technology leadership, we also cannot guarantee that we will continue to develop such products or that we will address user needs effectively in an industry characterized by rapid technological change.

     We have entered into several key strategic alliances with the leaders in RFID labels, software and integration services. We cannot guarantee that these strategic alliances will all be continued or successful.

     We Rely on Resellers to Sell Our Products and Services.
     We use a variety of distribution channels, including OEMs and distributors, to get most of our products to market. We may be adversely impacted by any conflicts that could arise between and among our sales channels.

     We believe that our future success depends upon our ability to provide industrial-strength printing solutions to a broader customer base and to maintain good relationships with our major OEMs and distributors. We believe that continued purchase of our products by OEMs is dependent upon many factors, including OEMs' desire to use outside suppliers rather than investing the capital resources necessary to develop their own products.

     Our dependence upon a small number of major resellers exposes us to numerous risks, including:

          o    channel conflicts;

          o    loss of channel and the ability to bring our products to market;

          o    concentration   of   credit   risk,   including   disruption   in
               distribution   should   our   resellers'    financial   condition
               deteriorate;

          o reduced visibility to end user demand and pricing issues, which makes forecasting more difficult;

          o resellers leveraging their buying power to change the terms of pricing, payment and product delivery schedules; and

          o direct competition should a reseller decide to manufacture printers internally.

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

     There are many risks associated with international customers, suppliers and operations, including, but not limited to, the following:

          o compliance with multiple and potentially conflicting regulations, including export requirements, tariffs, import duties, health and safety requirements and other barriers;

          o fluctuations in freight and duty costs and disruptions at important geographic points of exit and entry;

          o    differences in intellectual property protection;

          o    differences in technology standards or customer requirements;

          o    the possibility of defective parts from suppliers;

          o difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;

          o    currency fluctuations and restrictions on currency movements;

          o economic instability, including inflation, recession and interest rate fluctuations;

          o    longer accounts receivable cycles and financial instability;

          o    local labor regulations;

          o    trade protection measures and regulations;

          o risk of loss of our international assets due to political or economic instability;

          o    political or civil turmoil;

          o    war or conflict abroad or in the United States;

          o difficulties associated with environmental regulations under various federal, state, and international laws, including restrictions imposed in the European Union, the Restriction of Hazardous Substance Directive ("RoHS") and European Union Waste Electrical and Electronic Equipment Directive ("WEEE") which makes producers of electrical goods, including computers and printers, responsible for collection, recycling, treatment and disposal of recovered products, and other similar legislation, including similar legislation currently proposed for China;

          o natural disasters, such as earthquakes, floods, tsunamis and typhoons;

          o    consequences resulting from our armed military conflict in Iraq;

          o terrorist attacks or other armed hostilities abroad or in the United States and

          o outbreaks of infectious disease such as avian flu, Severe Acute Respiratory Syndrome (SARS) or other public health issues.

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

     The company operates in many countries with differing and sometimes conflicting income tax requirements. The company's effective tax rate could be adversely affected by:

          o    overlapping or differing tax laws;

          o changes in the mix of earnings in countries with differing income tax rates and

          o unfavorable outcomes of future audits by taxing authorities in various jurisdictions.

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

     We Depend on Our Ability to Attract and Retain Key Personnel and Future Changes in Equity Compensation Accounting Could Adversely Affect Earnings. The ability to attract and to retain key, highly qualified personnel, both technical and managerial, is critical to our success.

     Developing, manufacturing and marketing our products are complex processes and require significant expertise to meet customers' specifications. Competition for personnel, particularly qualified engineers and employees with expertise in RFID applications, is keen. The loss of a significant number of key personnel, as well as the failure to recruit and train additional key personnel in a timely manner could have a material adverse effect upon our business, consolidated results of operations and financial condition.

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

     Our ability to compete successfully and to achieve future revenue growth depends, in part, upon our ability to protect our proprietary technology and to operate without infringing upon the rights of others. We may fail to do so. Such infringement claims, whether or not valid, could result in substantial costs, diversion of management's attention and resources from our ongoing business. Claims of intellectual property infringement also might require us to redesign products, enter into costly settlement or licensing agreements or pay costly damage awards. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual agreement to us.

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

     Our Stock Price is Volatile.
     Our stock price has fluctuated and we expect that it will continue to do so. Many factors can influence our stock price, including but not limited to:

          o the announcement of new products or innovations by us or our competitors;

          o    changes in the levels of quarterly revenue or net income; and

          o speculation in the press or investment community about the company, in particular as it relates to RFID.

     Investors should not rely on recent trends to predict future stock prices, consolidated financial condition, or results of operations or cash flows.

                          PART I. FINANCIAL INFORMATION
       Item 3. Quantitative and Qualitative Disclosures about Market Risk

                        PRINTRONIX, INC. AND SUBSIDIARIES


     MARKET RISK

     The company operates on a global basis and may be impacted by foreign currency exchange rate fluctuations, principally related to the Euro and the Singapore dollar. We have a foreign currency-hedging program to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. Under the program, we may enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of September 23, 2005, we had outstanding forward exchange contracts with a notional amount of (euro)2.3 million, approximately $2.8 million. Based on the fair value of these contracts at September 23, 2005, we recorded a net asset of $0.1 million.

     We have financial instruments that are subject to interest rate risk, principally debt obligations. Long-term borrowings, consisting of a long-term note collateralized by our Irvine facility, are at variable rates based on London Interbank Offered Rate ("LIBOR"), and are reset at our discretion for periods not exceeding one year. The weighted average interest rate on the note was 5.0 percent, and 4.7 percent, respectively, for the quarter and six months ended September 23, 2005. If interest rates were to increase by 10 percent (51 basis points on the $13.8 million note), the impact on our pre-tax earnings would not be material.

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

                           PART II. OTHER INFORMATION
                        PRINTRONIX, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings

         See "Item 3. Legal Proceedings" reported in Part 1 of our Annual Report on Form 10-K for the fiscal year ended March 25, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders of the company was held August 16, 2005, at which five persons, constituting the entire board of directors, were elected to serve until the next annual meeting of stockholders. The names of the persons elected as directors are as follows:

                                         Shares For   Shares Withheld
                                         -----------  ---------------

             Robert A. Kleist             5,777,814       353,624

             Bruce T. Coleman             5,755,391       376,047

             John R. Dougery              5,590,714       540,724

             Chris W. Halliwell           5,749,716       381,722

             Erwin A. Kelen               5,720,752       410,686

         The stockholders also approved the Printronix, Inc. 2005 Stock Option Plan as 4,442,799 shares voted for the Plan and 1,688,639 shares withheld.

Item 6.  Exhibits

         31.1 Certification Pursuant to Rule 13a-14(a) and15d-14 (a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification Pursuant to Rule 13a-14(a) and15d-14 (a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                PRINTRONIX, INC.
                                ----------------
                                  (Registrant)

Date:   November 7, 2005        By: /s/ George L. Harwood
        ----------------            ---------------------
                                        George L. Harwood

                                    Senior Vice President, Finance and
                                     Information Systems (IS), Chief Financial
                                     Officer and Corporate Secretary (Principal
                                     Accounting and Financial Officer)