Form 10-Q
period 2005-12-23
PRINTRONIX INC
filed 2006-02-14
CIK 311505

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 23, 2005

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

YES [X]	NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

YES [ X]	NO [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class of Common Stock	Outstanding at January 20, 2006
$0.01 par value	6,565,044

PRINTRONIX, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 23, 2005 and March 25, 2005
(dollar amounts in thousands)
(unaudited)

	December 23,	March 25,
	2005	2005
ASSETS:
Current assets:
Cash and cash equivalents	$31,671	$35,405
Short-term investments	9,908	9,500
Accounts receivable, net of allowances for doubtful
accounts and sales returns of $1,607 as of
December 23, 2005, and $2,398 as of March 25, 2005	20,361	18,207
Inventories:
Raw materials	7,665	7,354
Subassemblies	2,604	2,518
Work in process	228	261
Finished goods	2,858	2,960
Total inventory	13,355	13,093
Prepaid expenses and other current assets	1,741	1,791
Deferred income tax assets, net	2,516	2,590

Total current assets	79,552	80,586

Property, plant, and equipment, at cost:
Machinery and equipment	27,635	28,141
Furniture and fixtures	23,510	24,996
Buildings and improvements	23,172	23,139
Land	8,101	8,100
Leasehold improvements	762	730
	83,180	85,106
Less: Accumulated depreciation and amortization	(50,757)	(52,180)
Property, plant and equipment, net	32,423	32,926

Long-term deferred income tax assets, net	1,653	1,646
Other assets	402	308

Total assets	$114,030	$115,466

The accompanying notes are an integral part of these condensed consolidated financials.

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 23, 2005 and March 25, 2005
(dollar amounts in thousands, except share and per share data)
(unaudited)

	December 23,	March 25,
	2005	2005
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of long-term debt	$700	$700
Accounts payable	8,646	7,162
Accrued liabilities:
Payroll and employee benefits	4,807	5,275
Warranty	833	863
Deferred revenue	2,051	3,306
Other	3,144	2,815
Income taxes	109	145

Total current liabilities	20,290	20,266

Long-term debt, net of current portion	12,950	13,475
Deferred revenue, net of current portion	1,377	1,021
Long-term deferred income tax liabilities	1,482	1,548
Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, $0.01 par value (Authorized 30,000,000 shares;
shares issued and outstanding 6,565,044 as of
December 23, 2005, and 6,470,260 as of March 25, 2005)	66	65
Additional paid-in capital	36,189	35,537
Accumulated other comprehensive (loss) income	(25)	31
Retained earnings	41,701	43,523

Total stockholders' equity	77,931	79,156

Total liabilities and stockholders' equity	$114,030	$115,466

The accompanying notes are an integral part of these condensed consolidated financials.

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 23, 2005 and December 24, 2004
(dollar amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 23,	December 24,	December 23,	December 24,
	2005	2004	2005	2004

Revenue	$33,851	$33,928	$94,597	$99,014
Cost of sales	20,826	20,410	58,475	60,148

Gross margin	13,025	13,518	36,122	38,866

Operating expenses:
Engineering and development	3,274	4,137	10,753	12,051
Sales and marketing	6,167	6,041	18,398	18,224
General and administrative	2,782	2,208	7,781	6,495

Total operating expenses	12,223	12,386	36,932	36,770

Income (loss) from operations	802	1,132	(810)	2,096

Other (income) expense:
Foreign currency (gains) losses, net	(2)	12	(85)	41
Interest and other (income)
expenses, net	(180)	(125)	(526)	(85)

Income (loss) before taxes	984	1,245	(199)	2,140
Provision for income taxes	122	309	327	865

Net income (loss)	$862	$936	$(526)	$1,275

Net income (loss) per share:
Basic	$0.14	$0.15	$(0.08)	$0.20
Diluted	$0.13	$0.14	$(0.08)	$0.20

Shares used in computing net income
(loss) per share:
Basic	6,249,224	6,373,220	6,231,230	6,331,818
Diluted	6,445,029	6,575,396	6,231,230	6,524,264

The accompanying notes are an integral part of these condensed consolidated financials.

PRINTRONIX, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 23, 2005 and December 24, 2004
(dollar amounts in thousands)
(unaudited)

	Nine Months Ended
	December 23,	December 24,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(526)	$1,275

Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	3,498	4,183
Recovery of doubtful accounts receivable	(791)	(64)
(Gain) loss on disposal of property, plant and equipment	-	513
Changes in operating assets and liabilities:
Accounts receivable	(1,362)	742
Inventories	(188)	(1,382)
Prepaid expenses and other assets	(79)	1,968
Accounts payable	1,484	1,199
Payroll and employee benefits	(468)	(134)
Accrued warranty	(30)	(182)
Accrued income taxes	(36)	201
Deferred revenue	(899)	(398)
Other liabilities	331	126

Net cash provided by operating activities	934	8,047

Cash flows from investing activities:
Purchases of property and equipment	(3,272)	(3,089)
Proceeds from disposition of property, plant and equipment	103	44
Proceeds from sales of short-term investments	17,866	-
Purchases of short-term investments	(18,197)	-

Net cash used in investing activities	(3,500)	(3,045)

Cash flows from financing activities:
Payments made on long-term debt	(525)	(525)
Proceeds from employee stock incentive plans	653	744
Cash dividends declared and paid	(1,296)	-

Net cash (used in) provided by financing activities	(1,168)	219

Net (decrease) increase in cash and cash equivalents	(3,734)	5,221
Cash and cash equivalents at beginning of period	35,405	36,671

Cash and cash equivalents at end of period	$31,671	$41,892

Supplementary disclosures of cash flow information:
Income tax paid	$480	$613
Interest paid	$514	$343

The accompanying notes are an integral part of these condensed consolidated financials.

PRINTRONIX, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 23, 2005 and March 25, 2005, and for the Three and Nine Months Ended
December 23, 2005 and December 24, 2004
(Unaudited)

Note 1 Basis of Presentation

Printronix, Inc. has prepared the unaudited, consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading.

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

The following table illustrates the effect on net income (loss) and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation and is provided in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”

	Three Months Ended		Nine Months Ended
	December 23,	December 24,	December 23,	December 24,
	2005	2004	2005	2004
	(dollar amounts in thousands, except per share data)
Net income (loss), as reported	$862	$936	$(526)	$1,275

Deduct total stock-based employee compensation
expense determined under fair-value-based
method for all awards	(412)	(63)	(607)	(145)

Proforma net income (loss)	$450	$873	$(1,133)	$1,130

Earnings (loss) per share:
Basic – as reported	$0.14	$0.15	$(0.08)	$0.20
Basic – pro forma	$0.07	$0.14	$(0.18)	$0.18

Diluted – as reported	$0.13	$0.14	$(0.08)	$0.20
Diluted – pro forma	$0.07	$0.13	$(0.18)	$0.17

Effective December 8, 2005, the company accelerated the vesting of all of the company’s “out-of-the-money” stock options (96,402 shares at a weighted average exercise price of $16.96 per share) previously granted under its 1994 Stock Incentive Plan. The company elected to take this action to eliminate future compensation expense that would have been recorded over four years beginning fiscal year 2007 following the adoption of SFAS 123R. The above table reflects the proforma expense for approximately $0.4 million associated with the accelerated vesting of these options; no compensation expense resulted in the third quarter ended December 23, 2005, as a result of the accelerated vesting.

PRINTRONIX, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 Short-term Investments

The company evaluates its short-term investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and has determined that all of its investments should be classified as available-for-sale and reported at fair value. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest and other (income) expense, net.

The fair value of the company’s investments is based on quoted market prices that approximate fair value due to the frequent resetting of interest rates. The company assesses its investments for other-than-temporary declines in value by considering various factors that include, among other things, any events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position, and other factors. As of December 23, 2005, we assessed our portfolio and determined that none of our investments had experienced other-than-temporary declines.

At December 23, 2005, the company’s short-term investments consisted of certificates of deposit taxable corporate and government agency auction rate securities, and mortgage-backed securities. At December 23, 2005, the estimated fair value of each investment approximated its amortized cost and, therefore, the company had no significant unrealized gains or losses or any non-temporary losses. Short-term investments also included $0.5 million in certificates of deposit as of December 23, 2005.

Although contractual maturities of some of the company’s debt securities are due after five years, the investments are classified as current assets in the Consolidated Balance Sheets due to the company’s expected holding period of less than one year.

Note 3 Accounts Receivable

The allowance for doubtful accounts and sales returns was $1.6 million and $2.4 million as of December 23, 2005 and March 25, 2005, respectively. During the three-month and nine-month periods ended December 23, 2005, the company reduced its allowance for doubtful accounts by $0.2 million and $0.8 million, respectively, due to changes in estimates related to resolution of various customer collection issues, which resulted in a decrease to general and administrative expense. Amounts included in the above noted allowance related to estimated sales returns were $0.8 million and $0.9 million as of December 23, 2005, and March 25, 2005, respectively and are reflected as a reduction to revenues in the periods established.

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

Note 5 Bank Borrowings and Debt Arrangements

As of December 23, 2005, we have a $13.7 million long-term note with a United States bank collateralized by our Irvine facility. The note contains customary default provisions and has no restrictive covenants. This note requires monthly principal payments of $58 thousand, with a balloon payment of $12.6 million due June 1, 2007. Interest on the note, which is also paid monthly, is at variable rates based upon the London Interbank Offered Rate (“LIBOR”) plus 1.25 percent, and is reset for periods from one month up to one year, at our discretion. The interest rate on the note at December 23, 2005, was 5.63 percent and the weighted average interest rate on the note was 5.38 percent and 4.92 percent for the three and nine months ended December 23, 2005, respectively. Total interest expense on the note was $0.2 million and $0.1 million, for the current and year ago quarters, respectively. Total fiscal year-to-date interest expense was $0.5 million and $0.4 million for the current and year ago periods, respectively. The note consisted of $13.0 million classified as long-term debt and $0.7 million classified as current as of December 23, 2005.

PRINTRONIX, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lines of Credit and Standby Letters of Credit

At December 23, 2005, one of our foreign subsidiaries maintained unsecured lines of credit for $2.1 million with major foreign banks, which included a standby letter of credit of $1.5 million. These credit facilities are subject to certain standard financial covenants. We were in compliance with these financial covenants for all fiscal periods presented. The parent company guarantees any amounts outstanding on these lines of credit. There were no cash borrowings against these lines of credit for the fiscal periods presented. No fees are charged for the unused portion of the lines of credit. Any borrowings on the lines of credit would be subject to interest rates at approximately 0.25 percent to 1.0 percent above the prime-lending rate.

The company maintains a standby letter of credit related to its workers’ compensation insurance program for $0.5 million. The standby letter of credit is secured by a cash deposit and is automatically renewed annually. There were no cash borrowings against this letter of credit for the fiscal periods presented. Any borrowings would be subject to interest rates at 2.0 percent above the prime-lending rate, subject to certain maximum limits.

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

Interest and Other (Income) Expense, Net

The components of interest and other (income) expense, net, in the consolidated statement of operations for the three and nine months ended December 23, 2005, and December 24, 2004, were as follows:

	Three Months Ended		Nine Months Ended
	December 23,	December 24,	December 23,	December 24,
	2005	2004	2005	2004
	(dollar amounts in thousands)
Interest expense	$207	$134	$537	$363
Interest income	(374)	(247)	(1,020)	(429)
Other (income) expense	(13)	(12)	(43)	(19)
Interest and other (income) expense, net	$(180)	$(125)	$(526)	$(85)

Note 6 Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive.

Net income (loss) per share for the three and nine months ended December 23, 2005, and December 24, 2004, is set forth in the following table:

PRINTRONIX, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	December 23,	December 24,	December 23,	December 24,
	2005	2004	2005	2004
	(dollar amounts in thousands, except per share data)
Net income (loss)	$862	$936	$(526)	$1,275

Basic weighted average shares outstanding	6,249,224	6,373,220	6,231,230	6,331,818

Basic net income (loss) per share	$0.14	$0.15	$(0.08)	$0.20

Effect of dilutive securities:

Basic weighted average shares outstanding	6,249,224	6,373,220	6,231,230	6,331,818
Dilutive effect of stock options	195,805	202,176	-	192,446

Dilutive weighted average shares outstanding	6,445,029	6,575,396	6,231,230	6,524,264

Diluted net income (loss) per share	$0.13	$0.14	$(0.08)	$0.20

The dilutive weighted average shares outstanding do not include the antidilutive impact of 120,035 shares for the three-month and 120,198 for the nine-month periods ended December 23, 2005, respectively, because the exercise price of the stock options exceeded the average market value of the stock in the periods presented. In addition, the dilutive weighted average shares outstanding do not include the antidilutive impact of 219,993 shares for the nine-month period ended December 23, 2005 as a result of net losses. The dilutive weighted average shares outstanding do not include the antidilutive impact of 103,825 and 58,708 shares for the three-month and nine-month periods ended December 24, 2004, because the exercise price of the stock options exceeded the average market value of the stock for the periods presented.

Note 7 Common Stock

Stock Repurchase Plan

In the fourth quarter of fiscal year 2002, the Board of Directors authorized the company to purchase up to 500,000 shares of the company’s outstanding common stock. Purchases may be made from time-to-time in the open market. During fiscal years 2002 and 2003, 165,905 shares of common stock were repurchased at prices ranging from $9.03 to $11.87 for a total cost of $1.7 million. We repurchased 106,700 shares of common stock at prices ranging from $9.70 to $10.61 per share for a total cost of $1.1 million during fiscal year 2004. No shares of common stock were repurchased during fiscal year 2005 or the first nine months of fiscal year 2006. Future purchases of 227,395 shares of common stock may be made at our discretion.

Stock options exercised totaled 3,862 and 70,384 for the three and nine months ended December 23, 2005, and 51,118 and 78,254 for the three and nine months ended December 24, 2004, respectively.

Cash Dividends

During the three-month and nine-month periods ended December 23, 2005, the company paid cash dividends of $0.07 per share, or $0.4 million and $1.3 million, respectively, based on 6.2 million shares outstanding.

Note 8 Stock Incentive Plan

The 1994 Stock Incentive Plan expired in August 2005. As of December 23, 2005, there were 542,474 stock options outstanding that were previously granted subject to the rights of that plan. and no stock options available to grant.

The company’s shareholders approved  adopted the Printronix, Inc. 2005 Stock Option Plan (the “2005 Plan”) during the second quarter of fiscal year 2006. The 2005 Plan authorizes the sale of up to a total of 600,000 shares of the company’s common stock pursuant to either of two types of “Stock Awards”: (1) stock options; and (2) shares of stock acquired pursuant to stock purchase agreements containing certain restrictions (“restricted stock”). Individuals are granted options under the 2005 Plan at terms (purchase price, expiration date and vesting schedule) established by a committee of the Board of Directors. Options are granted either in accordance with contractual arrangements or pursuant to the 2005 Plan at a price that equals fair market value on the date of grant. Such options expire up to ten years after the grant date. Under restricted stock purchase agreements, individuals purchase shares when the Stock Award is granted. The shares are restricted as the rights to full beneficial ownership vest only upon achievement of certain performance criteria.

PRINTRONIX, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of fiscal year 2005, the company reserved 56,722 and 310,000 shares under the 1994 Stock Incentive Plan for future issuance as restricted stock. The 56,722 shares were reserved for future issuance to the non-employee Board of Directors members and key employees. The company granted restricted stock awards for 24,400 shares to certain employees in July 2005. As of December 23, 2005, 24,400 of the 56,722 shares were issued and outstanding. These shares granted are performance based and vest only if the company achieves certain financial targets over a total of six fiscal years.

During the first quarter of fiscal year 2005, 290,000 of the 310,000 reserved shares were granted to certain officers of the company and other employees. These shares granted are issued and outstanding and are performance based and vest only if the company achieves certain financial targets over a total of six fiscal years. In addition, 20,000 shares are not issued or outstanding but may be purchased by an employee if the performance criteria are met.

As of December 23, 2005, we have not met, nor is it probable we will meet any of the performance targets. Accordingly, no compensation expense has been recorded.

Note 9 Product Warranties and Guarantees

Product Warranties

We maintain a reserve for warranty obligations based upon an evaluation of our claims experience. A provision for estimated warranty obligation is charged to cost of sales when the product is sold. We evaluate our warranty reserve requirements on a quarterly basis. Printronix generally offers either a 90-day on-site or a 12-month return-to-factory standard parts-and-labor warranty on printer and verifier products to most customers. Defective printers and verifiers can be returned to us for repairs or replacement in the applicable warranty period at no cost to the customer. Supplies are warranted for the shelf life of the products, which can be up to two years.

A summary of our accrued warranty obligation for the periods presented is as follows:

	Nine Months Ended
	December 23,	December 24,
	2005	2004
	(dollar amounts in thousands)

Beginning balance, warranty reserve	$863	$1,033

Add warranty expense	671	744
Accrual adjustments to reflect actual experience	8	(154)
Deduct warranty charges incurred	(709)	(772)
Ending balance, warranty reserve	$833	$851

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

In addition, in connection with the standby letter of credit agreements obtained for our workers’ compensation insurance program, we have agreed to indemnify the bank from any third party claims related to its performance on our behalf. The term of this indemnification agreement extends beyond the term of the standby letter of credit agreements. We believe the fair value of this indemnification agreement is minimal and have not recorded a liability.

PRINTRONIX, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 Commitments and Contingencies

Contractual Obligations and Commercial Commitments

We are obligated under certain borrowing and lease commitments. Additional information on our borrowing obligations can be found in Note 5. There were no material changes in our borrowing and operating lease agreements as of December 23, 2005, from those reported in our Annual Report on Form 10-K.

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

As of December 23, 2005, we maintained an accrual for $0.2 million, included in accrued liabilities other, which we believe is a reasonable estimate to cover any additional expenses for environmental tests the Board may request.

Denova Site

In August 2004, Printronix was notified by the Environmental Protection Agency (the “EPA”) that clean up costs had been incurred at an authorized facility used by Printronix and approximately 2,000 other companies for the disposal of certain toxic wastes. Printronix joined with a group of the companies contacted by the EPA and collectively negotiated a settlement with the EPA in the second quarter of fiscal year 2006. Our share of the settlement is $32 thousand and is reported in the balance sheet with accrued liabilities - other at December 23, 2005..

PRINTRONIX, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restriction of Hazardous Substance Directive ("RoHS")
“Directive 2002/95/EC on the restriction of the use of certain hazardous substances in electrical and electronic equipment” will be enforced throughout the European Community starting July 1, 2006.

RoHS restricts the use of six substances: lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls (“PBB”) or polybrominated diphenyl ethers (“PBDE”), within electrical and electronic equipment.

The company is reviewing each of its products for the substances banned under RoHS, and expects to be compliant by the effective date. As of December 23, 2005, there was no impairment to the company’s products with respect to RoHS.

Legal Matters

We are involved in various claims and legal matters in the ordinary course of business. We do not believe that these matters will have a material adverse effect upon our results of operations or financial condition.

Note 11 Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents unrealized gains and losses on our short-term investments and from our Euro foreign currency forward exchange contracts that qualify for hedge accounting. The aggregate amount of such gains or losses that have not yet been recognized in net income (loss) is reported in the equity portion of the consolidated balance sheets as accumulated other comprehensive income (loss).

Unrealized net losses on short-term investments at December 23, 2005, were $20 thousand.

Under our foreign currency-hedging program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of December 23, 2005, we had outstanding forward exchange contracts with an aggregate notional amount of €0.7 million, approximately $0.9 million. Based on the fair value of these contracts at December 23, 2005, we recorded a net asset of $19 thousand.

The following table reconciles net income (loss) to other comprehensive income (loss) for the fiscal periods presented:

	Three Months Ended		Nine Months Ended
	December 23,	December 24,	December 23,	December 24,
	2005	2004	2005	2004
	(dollar amounts in thousands)
Net income (loss)	$862	$936	$(526)	$1,275
Other comprehensive (loss)	(47)	(62)	(25)	(252)
	$815	$874	$(551)	$1,023

Note 12 Segment and Customer Data

We manufacture and sell a variety of printers and associated products and conduct business in a single operating segment.

Sales by Customer

Percent of total sales by customer for the fiscal periods presented were as follows:

	Three Months Ended		Nine Months Ended
	December 23,	December 24,	December 23,	December 24,
Customer	2005	2004	2005	2004

Largest customer – IBM	21.5%	22.7%	22.8%	22.1%
Second largest customer	6.4%	7.9%	7.5%	7.9%
Top ten customers	51.5%	52.5%	49.2%	51.5%

PRINTRONIX, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IBM accounted for 24 percent of our accounts receivable balance at December 23, 2005, and for 23 percent as of March 25, 2005.

Note 13 Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the use of the asset-and-liability method for financial accounting and reporting for income taxes, and further prescribes that current and deferred tax balances are determined based upon the difference between the financial statement and tax baseis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

We periodically review our deferred tax assets for realization based upon historical taxable income; prudent and reasonable tax strategies, the expected timing of the reversals of existing temporary differences and future taxable income. We record a valuation allowance to reduce our deferred tax assets to the amount management believe will be realized.

We have subsidiaries in various countries and are therefore subject to varying income tax rates. We have a favorable pioneer tax status in Singapore which exempts income generated from the manufacture and sale of the Printronix P5000 Series line matrix and T5000 thermal products by our Singapore subsidiary from income tax liability. The tax provision for the three months ended December 23, 2005 consisted of foreign tax expense of $122 thousand.The tax provision for the nine months ended December 23, 2005 included $20 thousand in current state expense and $307 thousand in foreign tax expense. A full valuation allowance was recorded against net operating loss carryforwards generated in the United States since it is more likely than not that such assets will not be realized. The tax provision for the three and nine months ended December 24, 2004, reflected the tax provision of our foreign operations and a full valuation allowance against net operating loss carryforwards generated in the United States, and a tax charge on profits from our Singapore subsidiary as at that time we had not been awarded the pioneer tax status.

Congress passed the American Jobs Creation Act of 2004 on October 22, 2004 (“the Act”). The Act contains numerous changes to existing tax laws including, but not limited to, incentives to repatriate foreign accumulated earnings and other international tax provisions regarding foreign tax credits. We have not completed our evaluation of the effects of the Act and have not reached a conclusion that it is probable that foreign earnings will be repatriated, but would like to take advantage of this opportunity if it is beneficial to the company. Therefore, as a result, we cannot conclude what the associated tax effects may be and have not recorded any such tax effects in our financial results for fiscal year 2006. The company expects to complete its analysis of this repatriation incentive during the fourth quarter of fiscal year 2006.

Note 14 New Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs - an Amendment of ARB 43, Chapter 4,” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and will be adopted by the company in the first quarter of fiscal year 2007. The company is currently evaluating the financial statement impact of the implementation of SFAS 151. We do not expect the adoption of SFAS 151 to have a material impact on our consolidated financial position or results of operations.

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

FSP 109-1 clarifies the application of SFAS 109 to this new Deduction for Qualified Production Activities by stating the deduction should be accounted for as a special deduction under SFAS 109, rather than as a tax-rate deduction, and should be reported no earlier than the year in which it is reported on the tax return. We believe it is probable that this deduction will not be available to Printronix in the current fiscal year because of its existing domestic net operating losses.

PRINTRONIX, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets - an Amendment of Accounting Principles Board Opinion No. 29 (“APB 29”), Accounting for Nonmonetary Transactions.” The guidance in APB 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have an impact on the company’s consolidated results of operations and financial condition.

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

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Printronix is required to adopt SFAS 154 in the first quarter of fiscal 2007. Printronix is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the FASB issued FSP No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP FAS 143-1”), that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”). The adoption of this statement in fiscal year 2006 did not have a material effect on the company’s consolidated financial statements. As of the end of the current quarter, the majority of the EU-member countries have transposed the Directive into country-specific laws. The effect of applying FSP FAS 143-1 in the remaining countries in future periods is not expected to have a material effect on the company’s consolidated financial statements.

PRINTRONIX, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2005, the FASB issued EITF 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features, (Such as Terms Specified in Altersteilzeit Early Retirement Arrangements)”. The Altersteilzeit arrangement is an early retirement program in Germany designed to create an incentive for employees, within a certain age group, to transition from (full or part-time) employment into retirement before their legal retirement age. The EITF is effective for fiscal years beginning after December 15, 2005. The company believes the adoption of this EITF will have no impact on the consolidated financial position, results of operations or cash flow.

In September 2005, the FASB reached a final consensus on Emerging Issues Task Force (“EITF”) issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29. “Accounting for Nonmonetary Transactions,” when the transactions were entered into “in contemplation” of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF 04-13 should be applied to transactions completed in reporting periods beginning after March 15, 2005. There were no such transactions for the periods reported.

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

Message from the President

The third fiscal quarter of fiscal year 2006 resulted in net income of $0.13 per diluted share on sales of $33.9 million. This compares with net income of $0.14 per diluted share on sales of $33.9 million in the year ago quarter. RFID revenue was flat as compared to the second fiscal quarter and prior year quarter. The decrease in profitability resulted principally from changes in product mix over the past year.

Third quarter sales for line matrix products were up 2.1 percent from the year ago quarter and 17.8 percent from the second quarter of the current fiscal year as our installed customer base began to upgrade to our new line matrix printers. Strong sales in China and India increased Asia Pacific sales by 8.1 percent from the year ago quarter. During the third quarter, there were additional line matrix models introduced that provide new functionality for printing transaction documents as well as new printers for Chinese and Korean languages.

RESULTS OF OPERATIONS

Revenue

Compared with the Prior Year Quarter - Overview

Consolidated revenue for the current and prior year quarters was $33.9 million. Sales in Asia Pacific reported the biggest percentage increase, principally due to strong sales in China. Americas sales also increased from the prior year as discussed in the following analysis. EMEA sales were lower from prior year mostly due to lower sales in Western Europe as a result of continued slowing of the automotive and general manufacturing industries. From a product standpoint, line matrix sales increased 2.1 percent from the third quarter in the prior fiscal year. Thermal printer sales decreased $0.7 million, or 10.4 percent; RFID printer sales were flat compared with the year ago quarter. Changes in the value of the Euro had minimal impact on revenue during the current quarter compared with a favorable increase to revenue of $0.4 million in the prior year quarter.

Sales by Geographic Region

Sales by geographic region, related percent changes and percent of total sales for the third quarter of fiscal year 2006 and 2005 were as follows:

	Three Months Ended			Percent of Total Sales
	December 23,	December 24,	Percent	December 23,	December 24,
Geographic Region	2005	2004	Change	2005	2004
	(dollar amounts in thousands)
Americas	$16,385	$15,625	4.9%	48.4%	46.0%
EMEA	10,652	12,000	-11.2%	31.5%	35.4%
Asia Pacific	6,814	6,303	8.1%	20.1%	18.6%
	$33,851	$33,928		100.0%	100.0%

Americas sales increased principally due to higher sales in both the OEM and distribution channels. EMEA sales were down from the year ago quarter mostly due to lower sales in the distribution channel and lower sales to the OEM channel. Changes in the value of the Euro had no impact to EMEA revenue in the current quarter compared with a favorable impact of $0.4 million in the prior year quarter. Asia Pacific sales increased principally due to higher OEM and distribution channel sales.

Sales by Product Technology

Sales by product technology, related percent changes and percent of total sales for the third quarter of fiscal year 2006 and 2005 were as follows:

	Three Months Ended			Percent of Total Sales
	December 23,	December 24,	Percent	December 23,	December 24,
Product Technology	2005	2004	Change	2005	2004
	(dollar amounts in thousands)
Line matrix	$24,569	$24,076	2.1%	72.6%	70.9%
Thermal *	5,675	6,331	-10.4%	16.8%	18.7%
Laser	3,081	3,016	2.2%	9.1%	8.9%
Verification products	526	505	4.2%	1.5%	1.5%

	$33,851	$33,928		100.0%	100.0%
* RFID	$830	$875	-5.1%	2.5%	2.6%

Worldwide sales of line matrix products increased from the prior year quarter mostly in Americas and Asia Pacific, offset partially by declines in EMEA. Thermal sales for the quarter decreased from the prior year quarter mostly in Americas and EMEA. RFID printer sales were basically flat from year to year. Increases in laser sales in Americas and Asia Pacific were partially offset by decreases in EMEA.

Sales by Channel

Sales by channel, related percent changes, and percent of total sales for the third quarter of fiscal year 2006 and 2005 were as follows:

	Three Months Ended			Percent of Total Sales
	December 23,	December 24,	Percent	December 23,	December 24,
Channel	2005	2004	Change	2005	2004
	(dollar amounts in thousands)
OEM	$9,857	$9,917	-0.6%	29.1%	29.2%
Distribution	22,382	22,343	0.2%	66.1%	65.9%
Direct	1,612	1,668	-3.4%	4.8%	4.9%
	$33,851	$33,928		100.0%	100.0%

Sales through the OEM channel were down slightly from the year ago quarter by 0.6 percent, principally in EMEA. Distribution channel sales were flat as gains in Americans and Asia Pacific were offset by decreases in EMEA. Direct sales were down from $1.7 million in the year ago quarter to $1.6 million this quarter. The change was entirely due to lower sales to a major retailer in EMEA and Asia Pacific, partly offset by higher Americas sales to this account.

Sales by Customer

Sales by customer, related percent changes and percent of total sales for the third quarter of fiscal year 2006 and 2005 were as follows:

	Three Months Ended			Percent of Total Sales
	December 23,	December 24,	Percent	December 23,	December 24,
Customer	2005	2004	Change	2005	2004
	(dollar amounts in thousands)
Largest customer - IBM	$7,294	$7,706	-5.3%	21.5%	22.7%
Second largest customer	2,154	2,663	-19.1%	6.4%	7.9%
Top ten customers	17,419	17,829	-2.3%	51.5%	52.5%

Sales to IBM in the Americas and EMEA declined but were partly offset by increases in Asia Pacific largely as a result of expansion of our sales programs into that region in the current fiscal year. Sales to our second largest customer decreased principally in Americas we believe as a result of its recent divestiture from its parent company. Increases in sales from the other eight largest customers, principally due to growth in Asia Pacific sales, partially offset decreases in sales from IBM and the second largest customer.

Recurring Revenue

Recurring revenue from the installed base was $14.2 million in the current quarter, up from $12.2 million a year ago. As a percentage of sales, recurring revenue from the installed base increased to 42.0 percent for the current quarter from 35.9 percent for the same quarter last year. Recurring revenue includes line matrix ribbons, laser consumables, spares, sales under the advance exchange program, printer maintenance and depot repair services. We will continue to focus on this strategic growth initiative by marketing to our installed based of customers and adding channels to market.

Impact of the Euro

Changes in the value of the Euro had no impact to revenue in the current quarter compared with a favorable impact of $0.4 million in the prior year quarter.

Compared with the Prior Year to Date - Overview

Consolidated revenue for the nine-month periods ended December 23, 2005, and December 24, 2004, were $94.6 million and $99.0 million, respectively. Revenue decreased in the year-to-date period mostly due to lower sales in Western Europe as a result of the continued slowing of the economy. Sales for all product lines, except for RFID, were lower in the current year. Thermal sales decreased 4.0 percent despite an increase of $0.7 million, or 36.3 percent, in RFID printer sales from the prior year period. Year to date revenue increased $0.3 million due to effects of changes in the value of the Euro compared with increases of $1.5 million for the same periods a year ago.

Year-to-date Sales by Geographic Region

Sales by geographic region, related percent changes and percent of total sales for the nine months ended December 23, 2005, and December 24, 2004, are set forth in the following table:

	Nine Months Ended			Percent of Total Sales
	December 23,	December 24,	Percent	December 23,	December 24,
Geographic Region	2005	2004	Change	2005	2004
	(dollar amounts in thousands)
Americas	$46,603	$46,147	1.0%	49.3%	46.6%
EMEA	30,445	35,520	-14.3%	32.2%	35.9%
Asia Pacific	17,549	17,347	1.2%	18.5%	17.5%
	$94,597	$99,014		100.0%	100.0%

Americas sales were basically flat; increases in distribution and direct sales were slightly more than the decrease in OEM channel sales. EMEA sales were down from the year ago period mostly due to lower sales through the distribution channel reflecting lower sales into Western Europe due to continued slowing in the automotive and general manufacturing industries, lower sales to a direct account, and lower OEM channel sales. Year-to-date revenue increased by $0.3 million from changes in the value of the Euro compared with increases of $1.5 million for the same period a year ago. Asia Pacific sales increased principally due to increased OEM sales partially offset by lower direct sales to an account in the retail business and lower distribution channel sales.

Year-to-date Sales by Product Technology

Sales by product technology, related percent changes and percent of total sales for the nine months ended December 23, 2005, and December 24, 2004, were as follows:

	Nine Months Ended			Percent of Total Sales
	December 23,	December 24,	Percent	December 23,	December 24,
Product Technology	2005	2004	Change	2005	2004
	(dollar amounts in thousands)
Line matrix	$67,631	$70,220	-3.7%	71.5%	70.9%
Thermal *	16,876	17,586	-4.0%	17.9%	17.7%
Laser	8,541	9,565	-10.7%	9.0%	9.7%
Verification products	1,549	1,643	-5.7%	1.6%	1.7%
	$94,597	$99,014		100.0%	100.0%
* RFID	$2,565	$1,882	36.3%	2.7%	1.9%

The decreases in sales for all products from the prior year resulted from the previously stated reasons.

Year-to-date Sales by Channel

Sales by channel, related percent changes, and percent of total sales for the nine months ended December 23, 2005, and December 24, 2004, were as follows:

	Nine Months Ended			Percent of Total Sales
	December 23,	December 24,	Percent	December 23,	December 24,
Channel	2005	2004	Change	2005	2004
	(dollar amounts in thousands)
OEM	$27,551	$29,313	-6.0%	29.2%	29.6%
Distribution	62,568	63,827	-2.0%	66.1%	64.5%
Direct	4,478	5,874	-23.8%	4.7%	5.9%
	$94,597	$99,014		100.0%	100.0%

OEM sales decreased from the year ago period due to lower sales in Americas and in EMEA, partly offsetting increases in Asia Pacific sales. Distribution sales decreased from the year ago period primarily in EMEA as a result of attrition in the channel partly offset by increases in the Americas. Direct sales decreased in EMEA and Asia Pacific from last year primarily from lower sales to a direct account in the retail industry.

Year-to-date Sales by Customer

Sales by customer, related percent changes and percent of total sales for the nine months ended December 23, 2005, and December 24, 2004, were as follows:

	Nine Months Ended			Percent of Total Sales
	December 23,	December 24,	Percent	December 23,	December 24,
Customer	2005	2004	Change	2005	2004
	(dollar amounts in thousands)
Largest customer - IBM	$21,564	$21,845	-1.3%	22.8%	22.1%
Second largest customer	7,125	7,867	-9.4%	7.5%	7.9%
Top ten customers	46,573	50,955	-8.6%	49.2%	51.5%

Sales to IBM were flat year over year as decreases in Americas and EMEA offset increases in Asia Pacific sales. Sales to our second largest customer decreased principally in Americas we believe as a result of its recent divestiture from its parent company. Sales to our top ten customers decreased principally from lower sales to a direct account in the retail business in EMEA and Asia Pacific regions.

Year-to-date Recurring Revenue

Recurring revenue from the installed base was $39.5 million up from $37.6 million a year ago. As a percentage of sales, recurring revenue from the installed base increased to 41.7 percent of total sales as a result of increased service revenues in the current year, up from 38.0 percent a year ago.

Year-to-date Impact of the Euro on Revenue

Year-to-date revenue increased by $0.3 million from changes in the value of the Euro compared with increases of $1.5 million for the same period a year ago.

Gross Margin

Compared with the Prior Year Quarter

Gross margin for the current quarter was 38.5 percent, down from 39.8 percent for the same quarter last year. Decreases in margin resulted principally from product mix. Changes in the value of the Euro unfavorably impacted gross margin by $0.1 million, or 0.3 percent, from the prior year quarter.

Compared with the Prior Year-to-date

Gross margin was 38.2 percent for the nine-month period ended December 23, 2005, down from 39.3 percent for the nine-month period ended December 24, 2004. The decrease from the prior year period was due to the above-stated reasons plus lower volumes in the current year. The impact of the Euro caused a $0.1 million improvement, or 0.2 percent, in the gross margin over the prior year-to-date period.

Operating Expenses

Compared with the Prior Year Quarter

Engineering and development, sales and marketing and general and administrative expenses, related percent changes and percent of total sales are as follows:

	Three Months Ended			Percent of Total Sales
	December 23,	December 24,	Percent	December 23,	December 24,
	2005	2004	Change	2005	2004
	(dollar amounts in thousands)
Engineering and development	$3,274	$4,137	-20.9%	9.7%	12.2%
Sales and marketing	6,167	6,041	2.1%	18.2%	17.8%
General and administrative	2,782	2,208	26.0%	8.2%	6.5%
	$12,223	$12,386	-1.3%	36.1%	36.5%

Engineering and development expenses for the current quarter decreased due to lower headcount and cost containment initiatives offset by increased expenses for outsourced services and product certification related to newly launched products. Engineering and development expenses for the prior year quarter included a one-time charge to write-off tooling for $0.4 million.

Sales and marketing expenses for the current quarter increased compared with the same period last year mainly due to a ramp up in expenses in the current quarter attributable to geographic expansion.

General and administrative expenses for the current quarter increased compared with the same period last year due primarily to $0.6 million higher legal costs and higher consulting and auditing costs  associated with satisfying Sarbanes-Oxley requirements, partially offset by $0.2 million lower provision for bad debts.

Compared with the Prior Year-to-date

Engineering and development, sales and marketing and general and administrative expenses, related percent changes and percent of total sales are as follows:

	Nine Months Ended			Percent of Total Sales
	December 23,	December 24,	Percent	December 23,	December 24,
	2005	2004	Change	2005	2004
	(dollar amounts in thousands)
Engineering and development	$10,753	$12,051	-10.8%	11.4%	12.2%
Sales and marketing	18,398	18,224	1.0%	19.4%	18.4%
General and administrative	7,781	6,495	19.8%	8.2%	6.5%
	$36,932	$36,770	0.4%	39.0%	37.1%

Engineering and development expenses for the current period decreased for the previously stated reasons.

Sales and marketing expenses remained flat year over year, as costs for geographic expansion increased along with increased costs to launch new products, offset by decreased advertising expenses.

General and administrative expenses for the current period increased compared with the same period last year due primarily to $1.1 million higher legal costs, higher consulting and auditing costs associated with satisfying Sarbanes-Oxley requirements, and $0.7 million increased staffing costs, partly offset by a reduction of $0.8 million in the company’s provision for doubtful accounts during the first nine months of fiscal 2006, as the company resolved various collection issues related to customer accounts.

Foreign Currency (Gains) Losses, Net

Gains from foreign currency transactions and remeasurements were $2 thousand for the current quarter compared to a loss of $12 thousand for the quarter ended December 24, 2004. For the nine months ended December 23, 2005, foreign currency transactions and remeasurements were gains of $85 thousand versus losses of $41 thousand a year ago. Changes in foreign currency transactions and remeasurements for the three and nine months ended December 23, 2005, compared with the prior comparable periods were principally due to the effect of changes in the value of the Euro.

Interest and Other (Income) Expense, Net

Interest income increased due to higher short-term investment balances and higher interest rates for both the three-month and nine-month periods of the current fiscal year, as set forth in the following table:

	Three Months Ended		Nine Months Ended
	December 23,	December 24,	December 23,	December 24,
	2005	2004	2005	2004
	(dollar amounts in thousands)
Interest expense	$207	$134	$537	$363
Interest income	(374)	(247)	(1,020)	(429)
Other (income) expense	(13)	(12)	(43)	(19)
Interest and other (income) expense, net	$(180)	$(125)	$(526)	$(85)

Income Taxes

We have subsidiaries in various countries and are therefore subject to varying income tax rates. The tax provision for the three months ended December 23, 2005, consisted of foreign tax expense of $122 thousand.  The tax provision for the nine months ended December 23, 2005, included $20 thousand in current state expense and $307 thousand in foreign tax expense. A full valuation allowance was recorded against net operating loss carryforwards generated in the United States since it is more likely than not that such assets will not be realized. The tax provision for the three and nine months ended December 24, 2004, reflected the tax provision of our foreign operations and a full valuation allowance against net operating loss carryforwards generated in the United States, and a tax charge on profits from our Singapore subsidiary as at that time we had not been awarded an extension of the pioneer tax status.

Congress passed the American Jobs Creation Act of 2004 on October 22, 2004 (“the Act”). The Act contains numerous changes to existing tax laws including, but not limited to, incentives to repatriate foreign accumulated earnings and other international tax provisions regarding foreign tax credits. We have not completed our evaluation of the effects of the Act and have not reached a conclusion that it is probable that foreign earnings will be repatriated, but would like to take advantage of this opportunity if it is beneficial to the company. Therefore, as a result, we cannot conclude what the associated tax effects may be and have not recorded any such tax effects in our financial results for the nine months ended December 23, 2005. The company expects to complete its analysis of this repatriation incentive during the fourth quarter of fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity has historically been cash generated from operations. We ended the quarter with cash, cash equivalents and short-term investments of $41.6 million, a decrease of $3.3 million from the beginning of the fiscal year. Approximately $0.9 million was provided by operations in the current fiscal year compared with $8.0 million in the prior fiscal year. The decrease in cash flows provided by operations mainly resulted from net losses in the current year-to-date period and increases in working capital requirements primarily due to accounts receivable.

The major uses of funds for the period were capital expenditures totaling $3.3 million, principally related to the purchase of new tooling and equipment in connection with moving the hammerbank manufacturing process to Singapore, and cash dividends declared and paid of $1.3 million.

A subsidiary of the company maintains unsecured lines of credit with major foreign banks totaling $2.1 million. The company also maintains a credit agreement in the amount of $2.4 million with a foreign bank to support its hedging activities. The company has letters of credit related to its workers’ compensation program for $0.5 million, which renew automatically and are secured by cash. During and as of the periods presented, no amounts were borrowed under these agreements. The company also has a long-term note, collateralized by its Irvine facility. This note has scheduled principal repayments of $0.7 million annually through fiscal year 2007 and a balloon payment of $12.6 million in fiscal year 2008. We ended the third fiscal quarter with long-term debt related to the note of $13.0 million classified as long-term and $0.7 million for the current portion on the note.

Under our stock buyback program, the remaining shares that can be repurchased at the discretion of management totaled 227,395 shares at December 23, 2005. No shares were repurchased during the periods presented.

We do not anticipate any significant changes to our capital expenditure needs in the foreseeable future, which we expect to fund from cash from operations.

As of December 23, 2005, there have been no material changes in the company’s significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K.

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

OFF-BALANCE SHEET ARRANGEMENTS

The company’s off-balance sheet arrangements consist of operating leases, credit facilities and guarantees. There were no material changes in our operating lease agreements as of December 23, 2005, from that reported in our Annual Report on Form 10-K. Information regarding our credit facilities can be found in the preceding section and in Note 5 to the accompanying unaudited condensed notes to consolidated financial statements. We have not recorded a liability for the fair value of the guarantees made by the company, as we believe that value to be minimal.

ACCELERATED VESTING OF STOCK OPTIONS

Effective December 8, 2005, the company accelerated the vesting of all of the company’s “out-of-the-money” stock options (96,402 shares at a weighted average exercise price of $16.96 per share) previously granted under its 1994 Stock Incentive Plan. The company elected to take this action to eliminate future compensation expense that would have been recorded over four years beginning fiscal year 2007 following the adoption of SFAS 123R. No compensation expense resulted in the third quarter ended December 23, 2005, as a result of the accelerated vesting.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare the consolidated financial statements of Printronix in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us at the time. These estimates and assumptions affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingent assets and liabilities for the periods presented. We continuously evaluate our estimates, judgments and assumptions, including those related to product returns, customer programs and incentives, doubtful accounts, inventories, warranty obligations, other long-lived assets, income taxes, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

We believe the most critical accounting policies used to prepare the accompanying consolidated financial statements are the following:

Revenue Recognition

We recognize revenue in accordance with various authoritative guidance including, but not limited to, Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Revenue includes sales of printers, spare parts, supplies and services, including maintenance contracts. Products and services are separately priced and can be sold separately. However, when a revenue arrangement contains multiple elements, Printronix allocates revenue to each element based upon its relative fair value. Under our standard terms and conditions of sale, revenue is generally recognized at the time products are shipped to customers. The company reduces revenue for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by Printronix. Service revenue is derived primarily from maintenance contracts sold separately to customers and is deferred and recognized over the term of the contracts. The application of the authoritative guidance requires judgment to determine whether revenue has been realized or is realizable and earned. Judgment is required to record provisions for future product returns, customer programs and incentive offerings, including special pricing, rebates or other programs. Any significant change in estimates or circumstances could have a material adverse impact upon our operating results for the period or periods in which such information is known.

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

During the three-month and nine-month periods ended December 23, 2005, the company reduced its allowance for doubtful accounts by $0.2 million and $0.8 million, respectively, due to changes in estimates related to resolution of various customer collection issues, which resulted in a decrease to general and administrative expense.

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

The company has not adjusted its deferred tax assets and liabilities to reflect the impact of the special deduction as discussed in Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 109-1, “Application on FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The impact of this deduction, if any, will be reported in the period in which the deduction is claimed on its U.S. federal income tax return. We believe it is probable that this deduction will not be available to Printronix because of its existing domestic net operating losses.

Contingencies

We account for contingencies in accordance with various accounting guidance, including, but not limited to, SFAS No. 5 “Accounting for Contingencies” and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” (“FIN 45”). Judgment is required to evaluate the degree of probability of an unfavorable outcome and our ability to reasonably estimate the loss related to legal claims, tax related audits, guarantees, including indirect guarantees of the indebtedness of others, and other known issues, and we will record a charge to earnings if appropriate. Any significant change in estimates or circumstances could have a material adverse impact upon our operating results for the period or periods in which such information is known.

NEW ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an Amendment of ARB 43, Chapter 4,” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and will be adopted by the company in the first quarter of fiscal year 2007. The company is currently evaluating the financial statement impact of the implementation of SFAS 151. We do not expect the adoption of SFAS 151 to have a material impact on our consolidated financial position or results of operations.

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

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the Securities and Exchange Commission (“SEC”) issued SAB No. 107 (“SAB 107”) regarding the SEC Staff’s interpretation of SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to amend the date for compliance with SFAS 123R beginning with the first interim or annual period of the registrant’s first fiscal year beginning on or after June 15, 2005. Printronix will be required to adopt SFAS 123R and SAB 107 at the beginning of the first quarter of fiscal year 2007. We are currently evaluating the requirements of SFAS 123R, including the determination of the fair value method to measure compensation expense, the appropriate assumptions to include in the fair market value model and the transition method to use upon adoption. The company believes the adoption of SFAS 123R may have a material unfavorable impact on its consolidated results of operations and earnings per share.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets - an Amendment of Accounting Principles Board Opinion No. 29 (“APB 29”), Accounting for Nonmonetary Transactions.” The guidance in APB 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have an impact on the company’s consolidated results of operations and financial condition.

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

In May 2005, the FASB issued SFAS No.154, "Accounting Changes and Error Corrections" which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by Printronix in the first quarter of fiscal 2007. Printronix is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the FASB issued FSP No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP FAS 143-1”), that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”). The adoption of this statement in fiscal year 2006 did not have a material effect on the company’s consolidated financial statements. As of the end of the current quarter, the majority of the EU-member countries have transposed the Directive into country-specific laws. The effect of applying FSP FAS 143-1 in the remaining countries in future periods is not expected to have a material effect on the company’s consolidated financial statements.

In June 2005, the FASB issued EITF 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features, (Such as Terms Specified in Altersteilzeit Early Retirement Arrangements)”. The Altersteilzeit arrangement is an early retirement program in Germany designed to create an incentive for employees, within a certain age group, to transition from (full or part-time) employment into retirement before their legal retirement age. The EITF is effective for fiscal years beginning after December 15, 2005. The company believes the adoption of this EITF will have no impact on the consolidated financial position, results of operations or cash flow.

In September 2005, the FASB reached a final consensus on Emerging Issues Task Force (“EITF”) issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29. “Accounting for Nonmonetary Transactions,” when the transactions were entered into “in contemplation” of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF 04-13 should be applied to transactions completed in reporting periods beginning after March 15, 2005. There were no such transactions for the periods reported.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There can be no assurance that future developments affecting the company will be those anticipated by management, and there are a number of factors that could adversely affect the company's future operating results or cause the company’s actual results to differ materially from the estimates or expectations reflected in forward-looking statements, including without limitation, the factors set forth below:

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

We cannot offer assurance that we can successfully develop the needed products and compete against current competitors or future competitors for mid-range thermal and laser printers that are used in industrial environments. Even if we are able to maintain or increase market share for a product, line matrix in particular, revenue could still decline as the market for the product matures.

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

Any delay in the development, production or marketing of a new RFID product could result in our not being the first to market, which could harm our competitive position. We must adapt quickly to changes mandated by the RFID industry standard setting group, EPCglobal, and customers to maintain market share.

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

Standards for the emerging EPC RFID market are beginning to formulate. EPCglobal has issued a Generation 2 (“Gen2”) standard and products are beginning to come to market in accordance with this standard. Although Printronix has taken an early leadership role in introducing a Gen2 printer with an EPC certified Gen2 RFID encoder, we cannot guarantee that we can successfully comply with all aspects of these evolving EPC standards. While we continue to focus intently on RFID technology leadership, we also cannot guarantee that we will continue to develop such products or that we will address user needs effectively in an industry characterized by rapid technological change.

We have entered into several key strategic alliances with the leaders in RFID labels, software and integration services. We cannot guarantee that these strategic alliances will be continued or successful.

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

• reduced visibility to end user demand and pricing issues, which makes forecasting more difficult;

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

We Have International Customers, Suppliers and Operations.

Our products are sold in approximately eighty countries around the world that subjects us to risks that may be unique to a particular country, but also to risk factors that may affect the global economy.

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

• terrorist attacks or other armed hostilities abroad or in the United States and

• outbreaks of infectious disease such as avian flu, Severe Acute Respiratory Syndrome (SARS) or other public health issues.

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

Developing, manufacturing and marketing our products are complex processes and require significant expertise to meet customers’ specifications. Competition for personnel, particularly qualified engineers and employees with expertise in RFID applications, is keen. The loss of a significant number of key personnel, as well as the failure to recruit and train additional key personnel in a timely manner could have a material adverse effect upon our business, consolidated results of operations and financial condition.

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

PART I. FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk

PRINTRONIX, INC. AND SUBSIDIARIES

MARKET RISK

A substantial portion of inventory sourced from foreign countries is purchased in U.S. dollars and is accordingly not subject to exchange rate fluctuations. Similarly, all of the revenues from products sold in foreign countries are denominated in U.S. dollars, with the exception of sales in parts of the European Economic Community, which are made in Euros. As a result, the company engages in forward foreign exchange contracts for Euros to reduce its economic exposure to changes in Euro exchange rates on a limited basis because the associated risk is not considered significant.

Under our foreign currency-hedging program, we may enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of December 23, 2005, we had outstanding forward exchange contracts with a notional amount of €0.7 million, approximately $0.9 million. Based on the fair value of these contracts at December 23, 2005, we recorded a net asset of $19 thousand.

We have financial instruments that are subject to interest rate risk, principally cash and short-term investments and debt obligations. At December 23, 2005, cash and short-term investments were $41.6 million, and the related interest income on these invested balances was $1.0 million, (an annualized effective yield of 3.3 percent) for the nine months then ended. If interest rates were to decrease by 10 percent (33 basis points on the $41.6 million), the impact on our net earnings would be a decrease of $0.1 million or $0.02 per diluted share. Long-term borrowings, consisting of a long-term note collateralized by our Irvine facility, are at variable rates based on London Interbank Offered Rate (“LIBOR”), and are reset at our discretion for periods not exceeding one year. During the current reported periods, The weighted average interest rate on the note was 5.38 percent, and 4.92 percent, respectively, for the quarter and nine months ended December 23, 2005. If interest rates were to increase by 10 percent (56 basis points on the $13.7 million note), the impact on our earnings would be a decrease of $77 thousand.

PART I. FINANCIAL INFORMATION
Item 4. Controls and Procedures

PRINTRONIX, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q. Based on their evaluation, our principal executive officer and principal accounting and financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

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

PRINTRONIX, INC.
(Registrant)

Date: February 13, 2006	By:	/s/ George L. Harwood

George L. Harwood

Senior Vice President, Finance and Information Systems (IS), Chief Financial Officer and Corporate Secretary (Principal Accounting and Financial Officer)