Form 10-K
period 2006-03-31
PRINTRONIX INC
filed 2006-06-27
CIK 311505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
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
Common Stock, Par Value $.01,
Including Common Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company.  Yes ☐     No ☑

On September 23, 2005, the aggregate market value of the Common Stock (based upon the closing price of $16.00 per share as quoted in the Nasdaq Stock Market® on September 23, 2005) held by non-affiliates of the Registrant was $75,911,808.

The number of shares of the registrant’s Common Stock outstanding as of May 26, 2006 was 6,601,524 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 22, 2006 are incorporated by reference into Part III and Part IV of this report.

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

Message from the President

Fiscal 2006 Year in Review —

Revenue for fiscal year 2006 was $127.8 million, down from $131.7 million a year ago. The net loss for fiscal year 2006 was $8.0 million, or $1.28 per diluted share, compared with net income of $1.9 million, or $0.30 per diluted share in fiscal year 2005.

The net losses for the fiscal year 2006 were due primarily to three factors: an increase in the tax asset valuation allowance of $2.6 million resulting from cumulative losses in the United States, an increase in general and administrative expenses due to costs incurred for Sarbanes-Oxley compliance for consulting and external audit fees of $2.5 million, and a tax charge of $2.1 million resulting from repatriation of $32.0 million of foreign earnings to the U.S.

Fiscal year 2006, which ended March 31, 2006, resulted in continued year over year growth in line matrix and thermal product lines in the Americas and Asia Pacific. That growth was more than offset by a sales downturn in EMEA of 11.7 percent year over year in all technologies due primarily to a slowdown in the Western Europe economy manufacturing sector and automotive segments in particular. The continuing development of RFID solutions maintained Printronix as a leader in supply chain printing for the Wal«Mart/DOD RFID initiatives. Unfortunately, contrary to industry expectations, RFID deployment stayed in the pilot program stage another year, resulting in Printronix RFID sales of $3.2 million vs. $2.6 million for fiscal year 2005. However, the industry did settle on the new EPC Global Gen 2 label standard with initial production of Gen 2 compliant labels and hardware in the latter half of fiscal year 2006. In addition, the cost of RFID labels decreased to a more affordable 12¢ — 15¢ range. Printronix introduced its new line of “RFID ready” thermal printers at the start of fiscal year 2006 and added xml and other application features as the year progressed, including Gen 2 upgrades for earlier Printronix RFID printers. Overall, RFID sales were up 21.4 percent for fiscal year 2006 vs. fiscal year 2005. Going forward,

Wal«Mart will be requiring Gen 2 labels starting in July 2006, and will substantially increase the number of suppliers, stores, warehouses and products that must have RFID labels by January 2007. Printronix is well positioned for growth in RFID deployment, which the industry expects to go through an inflection point in calendar 2007. Overall, thermal printer sales (including RFID) were down 4.3 percent for fiscal year 2006 vs. fiscal year 2005, primarily due to an economic slowdown in the automotive sector in Western Europe. Printronix continues to believe that thermal/RFID printing is the “growth engine” for future Printronix sales.

Printronix line matrix business declined 1.4 percent in fiscal year 2006, primarily due to a decline in printer sales offset by stronger recurring revenue within the installed base. The line matrix growth in the Americas and Asia Pacific was offset by lower sales in EMEA due to slowness in the manufacturing sector and automotive segment in particular. This product line had a major update in the second quarter of fiscal year 2006, providing users with higher print quality, a lower cost of ownership and greater user convenience. In April 2006, a high definition model was introduced that provides direct printing from “windows” for industrial applications. These new user benefits provide reasons to upgrade and extend the installed base of line matrix printers. Although line matrix technology is not a growth market, it continues to be an ongoing user requirement because it provides the lowest cost of printing, and the most reliable, versatile printer for mission critical applications. As the world market share leader in this technology, Printronix has a good ongoing line matrix business.

During fiscal year 2006, Printronix updated its major product lines of high performance thermal/RFID label printers and line matrix printers with added value for users. In addition, Printronix, along with other industry vendors, is adding RoHS (Restriction of Hazardous Substances) compliance for Europe that is required for all products starting July 2006. Taken together, this has used available development resources and added cost for these product line transitions. These costs are expected to decrease in the latter half of fiscal year 2007 and development resources will become available for more new products throughout fiscal year 2007.

Financial operating performance in fiscal year 2006 was heavily impacted by Sarbanes-Oxley costs, which were $2.5 million, or 1.9 percent of revenue. Printronix is a global business with a “microcap” capitalization that qualifies for current SOX Section 404 compliance. The cost of implementing SOX on companies such as Printronix is more onerous than on larger companies. Offshore cash of $32.0 million was repatriated under the American Jobs Creation Act (“AJCA”), at a total cost of $2.3 million, including consulting expense of $0.2 million, income tax of $1.0 million, and foreign withholding tax expense of $1.1 million. In addition, it was necessary to increase the deferred tax valuation allowance by $2.6 million due to cumulative losses in the United States. Profit was further impacted by a drop in revenue due to an economic slowdown in Western Europe and the product line transitions noted above. As we go into fiscal year 2007, Printronix is focused on staying in the forefront of RFID deployment for supply chain applications, expanding geographic and other channels to market and reducing product costs.

The Printronix balance sheet remains strong, with net cash and short-term investments of $42.1 million at the end of fiscal year 2006 vs. $44.9 million at the end of fiscal year 2005, after payment of $1.7 million of dividends to stockholders during fiscal year 2006. We believe that this strong cash position can fund future growth opportunities.

Robert A. Kleist
President and Chief Executive Officer
Printronix, Inc.

Item 1.	Business

General

Printronix is the worldwide leader in multi-technology supply-chain printing solutions for the industrial marketplace. We manufacture three types of applications-compatible printers — line matrix, thermal and fanfold laser, as well as printer management software. Our integrated network solutions enable the printing of bar codes, labels, forms, and reports, verify their accuracy and offer unequaled diagnostic technology. The solutions and printers are based on an open systems architecture that facilitates seamless integration into enterprise networks and operation with legacy applications written for other printers.

Printronix continually invests in new technology to meet the user’s need to transition to new information technology (“IT”) infrastructures. This is exemplified by the company’s entry in RFID smart label (label with an embedded chip and antenna) printing solutions. Printronix was the first to deliver RFID printing solutions for the Wal«Mart/DOD compliance requirements and we foster collaborative partnerships to develop products that enable Wal«Mart/DOD suppliers to fulfill these requirements in a timely manner without business interruption. Printronix continued to be a leader in the worldwide UHF Electronic Product Code (“EPC”) printer market in 2005, according to the 2005 Global RFID Planning Service study conducted by Venture Development Corporation (“VDC”).

Printronix, Inc. was incorporated in California in 1974 and was reincorporated in Delaware in December 1986. The headquarters are located at 14600 Myford Road, Irvine, California, 92623 and the internet web address is www.printronix.com. Our main phone number is (714) 368-2300. All of Printronix’s filings with the Securities and Exchange Commission (“SEC”) are available free of charge through the investor relations page on the internet site, as soon as reasonably practicable after such documents are filed, or alternatively at www.sec.gov.  Our stock is traded on the Nasdaq Stock Market under the symbol PTNX. Unless the context otherwise requires, the terms “we,” “our,” “us,” “company” and “Printronix” refer to Printronix, Inc. and its consolidated subsidiaries.

Certain geographical information for Item 1 is found in Note 6 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Printing Technologies

Printronix products are designed for use in mission-critical applications where unsurpassed reliability and performance are crucial. The products are used in industrial settings such as manufacturing plants and distribution centers, as well as in back offices and information technology centers. The printers are available in languages used around the world. We support our global network of users, channel partners and strategic alliances with manufacturing and configuration sites located in the United States, Singapore, Holland and Mexico along with 23 sales and support locations around the world.

The printers function on a wide range of computer systems and enterprise software solutions and are compatible with a variety of label-generation and label-management software applications. All Printronix printers have extensive industrial graphics capabilities to support the most popular industrial graphics languages while producing every type of printed computer output, including labels, bar codes, RFID smart labels, multi-part forms and reports.

Market Overview

Based on the most recent market share studies conducted by Gartner, DataQuest and Infosource, in calendar year 2005, Printronix had a 60.4 percent market share in the worldwide line matrix market, excluding Japan. The market continued to experience declining sales worldwide, but we were able to minimize the decline relative to the market and increased market share in all regions as a result. Printronix worldwide high-performance thermal market share was 8.2 percent in 2005. Printronix continues to gain exposure to leading Consumer Packaged Goods (“CPG”) enterprises through the RFID initiatives, which are contributing to an increase in revenue for both RFID and non-RFID thermal products in the Americas region. Revenue shipment of RFID printers to EMEA (Europe, Middle East and Africa) and Asia Pacific regions has commenced.

During calendar year 2005, we enhanced the series of RFID printer/encoders with new features and EPC Gen 2 protocol support. This enabled us to continue as a leader in the fast growing RFID UHF printer/encoder segment, according to the Preliminary 2006 Global RFID Planning Service study conducted by VDC. Although the final RFID report is not yet available at the time of this publication, the initial VDC findings estimate the 2005 global UHF desktop and applicator market to be at least $8.1 million, an increase of 79 percent. Printronix captured $2.6 million of the market, an increase of 37 percent.

Industry analysts do not track the size of the fanfold laser market; however, we believe the company continued to have a significant market share in the high-end fanfold laser label-printing segment.

Geographical Regions

Revenue is classified into three geographical regions: The Americas, EMEA, and Asia Pacific. Printronix products are sold in eighty-one countries. We believe that a large percentage of our future revenue will continue to come from outside of the Americas. Sales outside the Americas were $64.8 million in fiscal year 2006, or 50.7 percent of total sales. We believe the largest growth opportunities for line matrix exist in the industrializing countries of Asia Pacific, especially China, and also in areas of EMEA. Growth opportunities for thermal, and in particular RFID, exist worldwide starting with North America and growing into EMEA and Asia Pacific as standards are set for those regions. The products are predominantly priced in United States dollars and in Euros. A summary of the effects of the change in the Euro’s value can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” A summary of revenue and assets by region can be found in Note 6 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Growth Strategy

We intend to continue investing in printing solutions and to leverage those solutions across our line matrix, thermal and fanfold laser products. Printronix believes our strong balance sheet positions us well to pursue growth opportunities across all three technologies.

Printronix intends to continue to invest in high-speed line matrix printer development and believes these high-speed models offer an opportunity to replace aging prior generation line matrix printers and to fulfill the growing need for reliable, low cost, mission critical printing in emerging markets. We continue to develop enhancements and new features to refresh the line matrix products and are actively designing improvements in ribbon inking technology for line matrix printers.

In fiscal year 2006, we continued to place special emphasis on geographic expansion, particularly in China, to fully capitalize on the growth in emerging markets. The company expects to continue to invest resources in high-growth industrializing countries or under-served markets around the world.

Printronix expects to increase sales through the OEM channel by expanding the sales growth program with IBM. Under this program in fiscal year 2006, we provided field sales support for IBM and its resellers as well as telemarketing to the IBM installed base for demand-generation in the United States. The sales-teaming program has allowed us to stop the decline in sales to IBM in the United States in fiscal year 2006. Printronix has started deployment of this program in EMEA and other selected countries around the world during fiscal year 2006. IBM is the biggest channel to market and teaming with IBM in each region is designed to grow both line matrix and thermal printer sales, since IBM is a Printronix OEM customer for both of these printing technologies. The plan is to continue growing the sales teaming in more countries into fiscal year 2007. This plan is a multi-year program and results usually appear 1 to 2 years after inception.

Printronix intends to grow revenue from the installed base of printers through demand-generation programs, expanding channels for supplies and increasing services. Services include maintenance, repairs, spare parts logistics programs, and professional services. Particular focus is being placed on growing supplies and services in EMEA and Asia Pacific where our current market share is much less than in the Americas.

We believe the growing importance of RFID in the supply-chain presents growth opportunities. Printronix RFID products are recognized as the industry leader and we have a major share of that small, but rapidly growing market. During 2006, Printronix announced a second generation of a high-performance thermal product line with the introduction of the T5000r. This new product line is RFID upgradeable in the field, has faster label printing, and is able to operate with applications written for competitive printers. Printronix intends to stay in front of the technology and more products are expected to be released during fiscal year 2007.

Throughout fiscal year 2006, the company increased its market leadership in the RFID UHF, EPC printer segment and believes we are well positioned to be a leading participant in the growing RFID thermal printer market.

Throughout fiscal year 2006, Wal«Mart continued to expand its production rollout of RFID with its top suppliers. By the end of the fourth quarter of fiscal year 2006, an additional 200 suppliers were added for a total of 337 Wal«Mart suppliers actively shipping RFID tagged goods to a total of 5 Wal«Mart distribution centers and 500 stores, an increase of 2 distribution centers and 350 stores. Wal«Mart has instructed the next 300 suppliers to commence shipping RFID tagged goods by January 1, 2007, at which time they will expand the receiving centers to include up to 10 distribution centers and 1,000 stores. In addition to Wal«Mart, other major retailers such as Target, Tesco, Best Buy and Metro, and the Department of Defense have mandated RFID programs. These mandates have set in motion a trend in advanced automation requiring suppliers to focus their resources on implementing RFID printing.

During the third quarter of fiscal year 2006, Printronix introduced the SL5000r MP2, the next generation family of RFID printers delivering true Gen 2 RFID encoding designed to EPCglobaltm Gen specifications. These printers feature EPCglobaltm Gen 2 Certified Hardware, RFID Smart encoding technology and address a wide range of applications and global frequency requirements. The SL5000r MP2 now comes in both 4-inch and 6-inch models.

Also during the third quarter of fiscal year 2006, the SLPA7000r MP2 was introduced. The SLPA7000r MP2 delivers true Gen 2 RFID encoding designed to EPCglobaltm Generation 2 (Gen 2) encoding specifications while meeting faster throughput requirements for automated RFID and thermal bar-code labeling within manufacturing and distribution environments. The SLPA7000 print, encode and apply system was co-developed with FOX IV, a leading label applicator provider.

Finally, in fiscal year 2006, we were also the first to commercially ship the multi-protocol printer family for the Korean, Hong Kong, Taiwan, Singapore and Australian markets. These Printronix RFID Smart Label printers encode the label with a UHF radio signal, print human readable traditional bar code information on the label and verify the encoded information.

We believe Printronix is well positioned to take advantage of the RFID roll out to CPG companies as momentum builds over the coming years.

We also intend to grow the non-RFID thermal market share by expanding the channels to market to serve other VARS (value added resellers). A new channel to market, ScanSource, Inc., was added for thermal printers late in the fourth quarter of fiscal year 2005 and has been a growth factor in fiscal year 2006. RFID has provided Printronix exposure to many of the leading global consumer packaged goods companies to which Printronix previously did not have access and allows us to sell our other products, such as line matrix, thermal and laser because the customers can see the value offered through the common architecture, solutions and support.

The continuous form laser product line continues to be a synergistic fit within the existing sales structure and channels, and provides an important extension to the overall corporate range of products. Additionally, Printronix has a relatively large installed base of older laser products that are available for upgrades. Therefore, a strategic decision has been made to bring updated laser products to market. It is expected that these newer models will deliver higher speeds, longer service intervals, and better cost per page to drive upgrades and preserve the robust consumable revenue stream.

Technology and Product Development

Printronix core technologies include line matrix and thermal print engines, subsystem controllers, printing system software, RFID smart label printing/encoding, network-printer management and bar code verification. Line matrix, thermal and laser printers developed from these technologies are unified by a common control architecture called Printronix System Architecture (“PSA”tm), the latest version of which is PSA3. This architecture permits all three printing technologies to be application-compatible by supporting common industrial graphics languages, host communication protocols, and global network management, thereby enhancing user productivity and printer up-time. Printronix has designed and developed software and hardware that leads the industry in connectivity to allow the printers and applicators to operate in a wide variety of computer systems, software and networks. In addition, emulation software has been developed which allows the printers and applicators to be placed in environments with equipment manufactured by others and seamlessly print the host data streams without the need for modifying the applications. Printronix printers are designed to print the local languages in most every region around the world.

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

In addition, Printronix offers the unique ODV (Online Data Validation) capability that verifies all bar codes produced on T5000 thermal printers are readable by bar code scanners, thus eliminating disruption and costly rework in the supply-chain. ODV analyzes each bar code immediately after the label is printed and validates that the bar code is within specifications. The T5000 will automatically strike out an invalid label and print a new label. ODV also provides a quality control record of each bar code printed. ODV Data Manager, introduced in fiscal year 2003, provides enhanced data capturing and reporting capabilities and the ability to evaluate data within each bar code. RFID printers have a similar capability.

Fiscal year 2006 was a significant year for new product introductions in line matrix, thermal, RFID and Print/Encode/Apply technologies. For line matrix, Printronix introduced an entirely new printing platform, the P7000 family. This family is characterized by many user advantages, including lowered cost of printing, improved print quality, fewer interventions, ease of use and lower cost of maintenance. The P7000 family includes an innovative Integrated Print Management system, incorporating a new Ultra Capacity Ribbon, which provides complete system control of print density, optimized consumable life, and the ability to set specific consumable change points to meet application specific print density requirements. The Ultra Capacity Ribbon on the P7000 provides up to 270 percent longer print life than the prior P5000 ribbons. A new Zero-Tear model of the P7000 was also introduced, providing single sheet printing capability with no forms loss. The P7000, launched on a worldwide basis, further extends the Printronix technology leadership in line matrix printing.

New platforms and printer models were also introduced for the thermal, RFID and print/apply product lines. The new T5000r platform included many industry-leading features: all 4 and 6 inch models come standard as RFID-Ready allowing easy field upgrade when a customer later needs RFID capability, five competitive print language interpreters are included as standard features, ODV and RFID interoperate on the same printer providing both bar code and EPC data validation. The RFID printer line was enhanced with a new platform, the SL5000r MP2. This marked the industry’s first introduction of a printer capable of encoding the Generation 2 EPC standard — a milestone in an industry that is converging on Gen 2 as the standard for the future. The SLPA7000 family was also upgraded to Gen 2 capability and its performance enhanced to accommodate up to 60 cartons per minute for applications on CPG conveyor systems. Printronix expects to be able to continue to provide RFID technology leadership, worldwide, through our focused investment in RFID research and development.

Line Matrix Printers

Line matrix printing is accomplished as a hammer bank shuttles a small distance back and forth, enabling the hammers to place dots anywhere along a row across the paper or other media. As the paper or other media advances, the hammer bank returns to print the successive rows of dots. By increasing or decreasing the total number of hammers within the bank, the speed in which each individual row is drawn changes, creating different fundamental printer speeds. By varying the speed of the shuttle and the distance of each step of vertical paper movement, a wide range of print resolutions can be achieved.

The dot placement of line matrix printers is very precise, permitting accurate character, graphics, and bar code alignment. The combination of precise dot placement anywhere on the page and the use of overlapping dots enables line matrix printers made by Printronix to produce graphic output, as well as letters and numbers. Another key feature of the line matrix technology is that hammer energy is very consistent, resulting in improved print quality on multi-part forms.

These printers are available in tabletop, pedestal and cabinet models. A special zero-tear configuration enables printing on single sheets without any forms loss. The standard resolution line matrix printers operate at 500, 1000, 1500, 2000 and 2400 lines per minute (“LPM”). The high-resolution P7000 H-Series printers operate at 300, 600, and 800 LPM for complex Asian characters. Printer model capabilities are augmented by optional accessories; including PrintNet Enterprise high-speed Ethernet connectivity, providing full remote printer management capabilities, and a power stacker. The printers support a wide array of worldwide languages and character sets, a broad range of physical input/output options, and a full line of host system support. The result is a printer with connectivity to virtually every information system environment in worldwide markets.

Uses for line matrix printers include reports, transaction documents, multi-part forms, bar codes, labels, graphics and program listings. The value provided by line matrix printing is the high level of reliability, the ability to function in harsh environments, the lowest cost per printed page, and the ability to handle difficult form sets and multi-part forms.

During fiscal year 2006, Printronix refreshed the entire line matrix product family with the worldwide rollout of a new generation of equipment under the family model name P7000. This family offers a broad range of enhancements targeted to appeal to existing users. This new family employs an improved ribbon, which provides high quality, cost effective printing for the customer, while yielding higher revenues and capture rates for Printronix. Our largest OEM customer, IBM, has followed this same market strategy in an unprecedented level of coordination, helping to reinforce the overall message and impact in the market.

Thermal Printers

Thermal printers continue to be the printers of choice in the creation of on-demand bar codes and label printing. Thermal printers create images on paper or other media by heat. The image is created either by heating an ink-based ribbon which transfers ink to the media (transfer) or by heating media in which the thermally sensitive ink is already impregnated (direct). This technology results in a readable bar code image as well as offers graphics and printing. The value provided by thermal printing is the flexibility of high quality, fast, durable, on-demand label printing from wired or wireless network stations along the manufacturing production line, distribution centers, or throughout the supply-chain. Thermal printers may be either standard bar code and label printers (non-RFID), or RFID printers that include both standard bar code and label printing and RFID encoding.

The thermal printers range in print width from 4.1 to 8.5 inches and in speed from 6 to 10 inches per second. They print at 203 or 300 dots per inch (“DPI”). The T5000 wireless-enabled thermal printer models were designed, engineered and manufactured by Printronix, and they incorporate PSA3 and PrintNet. The T5000 also offers the unique Online Data Validation (ODV) capability that verifies that the bar codes produced meet industry specifications and will scan accurately. With PrintNet, ODV and PSA3, the T5000 sets the standard of durability, versatility, flexibility, and manageability to meet today’s enterprise users’ needs.

An update of the product line (the T5000r) was announced in the first quarter of fiscal year 2006. This update has high-performance controller architecture and delivers industry leading throughput and print performance, as well as being “RFID Ready.” The printers support both direct and thermal transfer methods and were designed to fulfill the demands of the high-volume, mission-critical industrial users. It is the first printer capable of supporting multiple printer languages that were developed for Zebra, SATO, Intermec, Datamax and TEC printers, as well as Printronix PGL. Users may simply select the printer language and seamlessly integrate their Printronix printer into legacy systems. The T5000r series can be upgraded to RFID in the field and includes the ability to print with applications written for competitive printers. As the industry’s first standard RFID field upgradeable thermal printer, the T5000r offers customers the opportunity to buy a standard bar code printer today, with the flexibility to move to RFID encoding in the future.

Radio Frequency Identification (“RFID”) Smart Label Printers

We believe Printronix remains well positioned to be a leading participant in the growing RFID thermal printer market.

RFID technology has long been in use in products such as toll road transponders that identify automobiles to the transit authorities, for animal identification purposes and in libraries. RFID labels increase the effectiveness of product identification by combining traditional barcode information with electronic data on the same label.

Much like the Universal Product Code (“UPC”) used today in traditional bar code labels, the smart labels are required to use the electronic equivalent, the Electronic Product Code (“EPC”). The EPC identifies the particular item in the supply-chain by identifying the manufacturer, the product, and version with a unique serial number. The microchip in the label has memory to accommodate the EPC number.

There are various methods to achieve compliance with the Wal«Mart/DOD mandate. A primary method uses a printer to create the labels and Printronix is addressing the needs of the suppliers who choose this method. If a supplier chooses this method of compliance, the components of a typical RFID label generating system consist of three main items: RFID labels, software, and a printer/encoder. The RFID label consists of a microchip with a flexible antenna embedded in the label stock used for traditional bar coded labels, and are known as smart labels. The reader uses radio waves to scan the microchip via the antenna. The reader can read the labels without the need for physical contact or line-of-sight positioning as needed in a traditional bar coded label scanner. The RFID printers include a reader, sometimes referred to as an encoder, which encodes the microchip in the label and then immediately verifies that the label is readable. Many suppliers are choosing to automate this process by selecting a method that will automatically encode, print and then apply the label to a case or pallet. With this method, a robotic system is used which integrates a thermal printer and RFID encoding system into a label applicator. Another method to achieve RFID compliance requires suppliers to attach an RFID label that contains only the antenna and microchip. A printer is not needed to create the label with the antenna and microchip under this method, only an encoder. We believe there are advantages and disadvantages to all methods, but each suits a particular mode of compliance.

RFID technology will improve supply-chain visibility by allowing companies to know where every item in their supply-chain is located at any moment in time. One example of the expected benefits of RFID technology might be seen in the shipping of products from the manufacturer to the retailer. As trucks are loaded, RFID technology will allow suppliers to tell customers exactly how many of each product has been shipped. This should also enable better theft control since RFID technology would allow for continuous product tracking throughout the supply-chain. In addition, RFID technology should reduce problems like inventory stock-outs by enabling more efficient demand planning and response as well as minimizing the potential for misplacement of in-stock items. Finally, distribution centers can streamline the identification of inventory in process, which should lead to improved inventory accuracy, improved operational productivity and reduction of product shortages. All of these improvements are likely to contribute to higher revenues, lower supply-chain costs as well as better customer service and associated customer loyalty for end users of RFID technology.

EPCglobaltm, which is part of GS1 (formerly, joint venture of EAN International and Uniform Code Council (UCC)), is developing standards for the EPC number. Together, GS1 constitutes 100 member organizations worldwide with more than one million members from 102 countries. Printronix is a founding member of EPCglobaltm. Standards for the emerging RFID market continue to evolve very rapidly. UHF frequency operational standards have now been set for the United States, Canada, Brazil, Chile, Australia, Taiwan, Singapore, Hong Kong, Korea, India and the European Union. The design and protocols used by the microchip used in RFID smart labels is also evolving as the industry moves forward. Throughout fiscal year 2006, the original four classes of chips available, EPC Class 0, Class 0+ and Class 1, and Philips UCode 1.19, began to migrate to the new EPC Class 1 Gen 2 chip that becomes the standard going forward. Printronix expects this transition to continue throughout fiscal year 2007 with many retailers setting sunset provisions for the older classes.

Printronix now markets RFID offerings such as the SmartLine RFID desktop printers (SL5000) and Smart Label Printer Applications (SLPA7000), as well as a line of RFID labels to support the customers’ test and production requirements. This provides our customers a full RFID print solution. For RFID pilot development, Printronix offers a Smart Label Developer’s Kit that allows the customers to develop RFID printing solutions in a test environment before integrating these solutions into current operations. We have developed Software Migration Tools (“SMT”) which enable a printer to automatically create RFID commands from existing legacy label bar code applications’ data streams. Printronix also offers an RFID Integrator Program that brings customers together with partners carefully selected by Printronix who are RFID industry experts and technicians.

Printronix has also developed a Professional Services staff that is leveraging its technical know-how with the goal of supporting its customers in their migration to an RFID-enabled environment. This is being accomplished through consulting, label compliance and certification, and application migration and implementation support.

Printronix RFID printers support the widest range of UHF RFID tags in the industry. The company has adopted a collaborative, non-proprietary strategy to openly encourage the availability of reliable RFID labels for Printronix RFID printers. To support this strategy, we are continuing to release RFID label guide specifications (posted on our website) to the RFID community for specifying RFID labels for use in Printronix RFID printers.

Given the Wal«Mart/DOD mandates that eventually all suppliers use RFID tags on all pallets and cases, it is expected that the RFID portion of the thermal market will have significant growth potential. Being first to market with an EPC printing solution, and through the significant level of focus on RFID technology, Printronix expects to have market access for RFID applications beyond that which the present thermal market share might indicate. While we acknowledge that there is at least one larger company now vying for a strong position in the RFID printer market, we believe that Printronix remains positioned as a strong participant in the emerging RFID print opportunity.

Fanfold Laser Printers

The LaserLine® printers combine print quality and speed with the distinct advantages of fanfold forms. A straight-through paper path and continuous forms media handling enables large batch production of labels and complex form sets that are not possible to be printed on cut sheet lasers. Fanfold laser printers create images by fixing toner on paper electrographically. Fanfold laser printing provides value with its high-resolution, high-speed batch printing and jam-free operation.

The L1524 laser printer operates at up to 24 pages per minute (“PPM”) and 300 DPI. The L1524 uses the more conventional heat/pressure fusing process, supports form widths up to 10 inches and offers a 50,000 pages per month duty cycle. The L1524 is primarily used for medium-volume billing and labeling applications.

The LaserLine L5535 fanfold laser printer operates at up to 35 PPM, 240 to 400 DPI, and has a flash fusing process. Using a brilliant flash of light, instead of heat and pressure, to fuse the image onto the media, these printers can print on a very wide range of media and work with a broad range of label adhesives. For example, unlike most other laser printers, the L5535 can print on synthetics and plastic cards. Additionally, this process yields exceptional durability and quality that cannot be scratched off. The wide carriage, which can print widths up to 14.6 inches, high-duty cycle and durability of the output make these printers particularly well suited for high-volume, utility-type billing and labeling applications.

Bar Code Verification Products

A bar code verifier reads and decodes a bar code in the same manner as a normal scanner, but it also analyzes the adherence of the bar code to published industry specifications to verify that any scanner can read the bar code. Hand-held portable models and online models are available that meet practically any industry requirement. Online verifiers are fixed to either printers or conveyance systems. When attached to a printer, the verifier analyzes the bar codes being produced by the printer. When attached to a conveyance system, the verifier analyzes the bar codes as labeled products traverse in front of it. Online models have an additional feature that communicates with the printers or conveyance systems and allows them to be controlled. These control features can stop the printers or conveyance systems, sound alarms or alert operators that manual intervention is required if the bar codes are not meeting industry specifications. When used on Printronix thermal printers, they interact with the printer so the printer automatically overprints and voids the bad label, prints a new one, and the network manager is provided a record of the transactions through ODV Data Manager.

Supplies, Consumables and Services

To support the installed base of printers and verifiers, Printronix sells associated printer supplies and consumables such as ribbons, toner, labels, and repair or maintenance services. Line matrix ribbons are designed and manufactured by Printronix; other supplies and consumables are purchased from outside suppliers. Printronix offers maintenance services and the Advanced Exchange program, which provides logistical support for spares and repairs, minimizing the amount of inventory needed by the resellers and channel partners to service the printers. The printers are sold with warranties and customers can purchase maintenance service agreements from Printronix or from the channel that cover the post-warranty period. Printronix also repairs and sells spare parts to the channel, which are used to support their maintenance service programs. We have emphasized sales and marketing efforts to capture an increasing share of the post-sale recurring revenue stream. Supplies, consumables and services, such as maintenance, are an area of expected growth.

Worldwide Market for Printronix Products

Printronix markets products to manufacturers, distribution centers and retailers for use in mission-critical applications producing bar codes, labels, tags, transaction documents and information reports, in which reliability and scannable bar codes are valued. In addition, Printronix markets products to information systems departments for use in producing multi-part forms and reports. The market for bar code verifiers consists mainly of companies that use bar codes as a critical source for data, that print bar codes, or that supply bar codes to other companies either as labels on products and/or have internal quality procedures relating to bar codes, such as ISO 9000 requirements.

Standards for the emerging RFID market are evolving very rapidly. As reflected in the most recent Global RFID Planning Service study conducted by VDC, Printronix has positioned itself as a RFID UHF printer/encoder market leader. Printronix market leadership in calendar year 2005 is a result of the RFID initiatives in the Americas and the launch of RFID in EMEA in fiscal year 2005.

Sales outside the Americas were $64.8 million, or 50.7 percent of total sales in fiscal year 2006 and $69.3 million, or 52.6 percent of total sales in fiscal year 2005. Our strategic geographic locations allow us to fulfill customer needs quickly.

Warranties

Printronix offers warranties of various lengths to our customers, depending upon the specific product and terms of the customer purchase agreement. We generally offer either a 90-day on-site repair warranty or a 12-month return-to-factory standard parts-and-labor warranty on printer and verifier products to most customers. The 90-day warranty covers the cost of the parts and the labor to replace said parts. The 12-month warranty covers only the replacement parts. Defective printers and verifiers can be returned for repairs or replacement in the applicable warranty period at no cost to the customer. Supplies are warranted for the shelf life of the products, which can be up to two years.

Seasonality

Revenue patterns are only somewhat impacted by seasonal fluctuations and are more significantly impacted by the level of global spending on plant expansion and refurbishment. Typical historical revenue patterns have resulted in slightly higher revenues in the third fiscal quarter ending in December as many of the customers and their end users are completing their fourth calendar quarter at that time. In addition, we historically experience a drop in sales in EMEA in the summer months during the second fiscal quarter.

Channel

Printronix markets and sells products worldwide through major computer systems companies (“OEMs”), and a network of system integrators, full-service distributors and value-added resellers. In addition, there are programs to market directly to Major Accounts (large companies that can use all three printing technologies, are often multi-national and are leaders in their industries). These sales are accomplished primarily through the distribution channel or IBM. All three technologies are largely intended for use in related applications and are marketed through the same channels.

Channel sales as a percent of total revenue for the three fiscal years in the period ended March 31, 2006 were as follows:

	March 31,	March 25,	March 26,
	2006	2005	2004

Channel:
OEM	29.3%	29.7%	31.3%
Distribution	65.5%	64.2%	63.1%
Direct	5.2%	6.1%	5.6%

	100.0%	100.0%	100.0%

In the U.S. and parts of EMEA, Printronix builds products to order and ships directly from the factories to the end user in most cases, thus reducing our partners’ inventory levels and resulting in minimal Printronix order backlog.

Information on sales to our largest customers can be found in Note 6 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Competitive Factors

Printronix products compete in the overall market for medium- and high-speed computer printers and RFID printer/encoders. The overall market includes line matrix, thermal transfer, RFID printer/encoders, printer applicators, laser, inkjet, serial, and band printers. Printronix competes directly with several companies of varying sizes, including some of the largest businesses in the United States and Japan.

Printronix is differentiated from its competitors in several key areas that include mission critical printing solutions, integration into enterprise networks and efficient printer management. The line matrix, thermal and fanfold laser printing technologies are unified by a common control architecture named Printronix System Architecture (“PSA”tm). In addition, the company has provided post-sales support in the form of supplies, spares, repairs and onsite maintenance services as well as professional services. PrintNet® Enterprise (“PrintNet”) is a Web-enabled remote printer-management tool that combines printer diagnostics, troubleshooting, an alert system and visibility to allow remote management control of Printronix printers anywhere in the world from a networked desktop. The printing solutions also offer direct connectivity to the enterprise software (i.e. SAP®, Oracle®), thus eliminating costly middleware. In addition, a unique Online Data Validation (“ODV”tm), feature provides a differentiated solution in thermal printing for compliance labeling by monitoring bar code labels as they print to ensure scanability. This capability, together with the ODV Data Manager for network management, provides the architecture for RFID printing that requires 100-percent readability. Printronix also designs, manufactures and markets hand-held and online bar code verifiers that incorporate traditional and American National Standards Institute (“ANSI”) verification.

We believe Printronix printers are highly competitive with regard to features, reliability, durability, price/performance, post-sales support and cost of ownership. The wide range of professional services enables our printing solutions to deliver their full potential in the customer’s enterprise system. Although Printronix’s investment in research and development is above the industry average, we can offer no assurance that products with superior technology or superior price/performance will not be introduced by competitors. If introduced, those products could have a material adverse impact on the consolidated results of operations and financial position. Knowledge of a pending new product in the marketplace by us or by our competitors may have an adverse impact on revenue as customers may delay purchasing decisions until the new product is available.

The worldwide market for line matrix printers and options for calendar year 2005 based on the most recent market share data was $89.3 million, excluding Japan. This represents a decline from calendar year 2004 as this mature technology is affected by competition from lower price laser and thermal printers, trends of decentralized printing and conversion to electronic forms. As the market contracts, competition has consolidated to three leading manufacturers: Printronix, TallyGenicom, and Ricoh/Hitachi, with Printronix continuing to hold the strong leadership position. By being well established in the key high growth markets of China and India, both of which achieved year-on-year line matrix growth, the company extended its leadership position from 57.0 percent for calendar year 2004 to 60.4 percent in calendar year 2005.

Printronix’s strategy in this mature market is two fold. First, is to increase product turnover within the large installed base to provide users with more productive printing solutions and second is to gain more revenue from consumables and services to this base. The cornerstone of this strategy was the worldwide rollout of the new P7000 line matrix printer family. The new P7000 provides many features and benefits as well as improved consumable offerings over the older models. The P7000 provides a cost effective solution for existing customers who want to maintain the benefits and cost effectiveness of line matrix printing, but are experiencing increased costs of operation or reduced support on older models whose parts are becoming scarce. The new offerings are being driven directly through to the end users via the demand generation team as well as a continued focus on direct major account engagement by the Printronix sales force. These new initiatives and the strengthening of active sales teaming with IBM have resulted in gains in fiscal year 2006 compared to fiscal year 2005 for IBM line matrix sales in all regions.

According to the Preliminary 2006 Global AIDC Planning Service study conducted by VDC (the most recent data available), the worldwide market for high-end thermal printers for calendar year 2005 was $203.7 million. This represents a market decline of 2 percent from calendar year 2004. Excluding the RFID UHF printer/encoder market segment, which is a subset of the market for high-end thermal printers that is estimated to have grown at a robust rate of at least 79 percent, the high-end thermal printer market experienced a decline of 3 percent. Printronix maintained market share in the overall high-end thermal business with a slight decline from 8.3 percent in 2004 to 8.2 percent in 2005, due primarily to a slowing of printer and accessory sales in Europe. The primary competitors in the thermal market (non-RFID) are Zebra Technologies Corporation (“Zebra”), Sato, Toshiba TEC Corporation (“TEC”) and Intermec. Together they account for 80 percent of the thermal high-end market.

Our strategy in the RFID UHF printer/encoder market segment is to continue to grow with the market and maintain our leadership position in this space, a small but emerging growth area, by providing innovative products that meet worldwide RFID initiatives including Wal«Mart and DOD RFID requirements. Printronix will also continue to pursue channel expansion strategies to increase share in the market place.

Industry data on the fanfold laser market is not available. The industrial fanfold laser market is a special niche market with few vendors. We believe we continue to have a significant market share in this segment.

Verification products offer a unique feature mix of fixed-position verification scanning, online verification, hand-held verifiers, communication and controls. There is little direct competition at this time for online verifier products.

Printronix is differentiated by the breadth of the product offerings, superior connectivity, a broader range of printer emulations, and higher level of integrated solutions over and above the development of printers. We believe that the global presence, three application-compatible technologies, advanced network-printer management capabilities, unique ODV capability and RFID printing solution leadership provide a competitive advantage.

Business Environment

The business is affected by global changes in the level of capital spending to expand or enhance manufacturing plants, distribution centers and investments in information technology spending. We believe the increasing importance of supply-chain management, warehouse automation and the increasing use of bar-coded labels offer opportunities for long-term growth. RFID smart label printing solutions are expected to contribute to this growth as a new technology that generates new buying decisions. This fits into the corporate strategy of continually building user satisfaction within its installed base while developing printing solutions to support the next IT infrastructure for those users.

The emergence of the RFID market has created new opportunities. Printronix has actively sought and obtained new alliance partners and RFID integrators in order to provide users with the “whole product solutions” and speed adoption of the new RFID technology for supply chain printing. Printronix also introduced the second edition of “RFID Labeling,” a textbook that was written by Printronix to train people for RFID development.

Order Backlog

Pursuant to our business model, whenever possible, the company builds to order and direct ships to the channel partners’ customer. The manufacturing process of building to order is enabled by design and manufacturing for “late point configuration” of the end users’ unique combination of options, which achieves a rapid order completion. In most cases, orders are shipped the day after they are received. As a result, order backlog is minimal, represents approximately one week of sales, and is not a meaningful indication of future sales.

Production and Manufacturing

We believe the quality and price-performance of the products are instrumental to our success. As a result, Printronix utilizes concurrent design and manufacturing in the development of products by incorporating the manufacturing processes with the product design. We source raw materials and components from a variety of suppliers and assemble printer products mainly in Singapore and then configure-to-order to customer specifications in the U.S., Holland and Singapore.

Raw Materials

Printronix purchases custom and standard electronic and mechanical components from numerous outside suppliers. Most of those components used in the impact and thermal printers are available from alternate sources should an issue arise with the existing sources. Tooling is company owned and is typically transferable to a new source with minimal ramp-up time to full production capabilities. We also purchase certain components from sole sources and have no reason to believe that supply from these sources would be placed in jeopardy. If Printronix were to lose any sole source for a component, there could be a delay in shipment of printers requiring those components until an alternate source could be ramped to fulfill production requirements. Safety stock is typically maintained for such long-lead time or single-sourced items. The laser printer products are designed to use specific proprietary print engines and printer assemblies manufactured by outside suppliers. Printronix has entered into written purchase agreements for these printer components and has no reason to believe that we will be unable to obtain the materials required.

Engineering and Development

Printronix operates in an industry that is subject to technological change, and the ability to compete successfully depends upon, among other things, the ability to anticipate market needs and to respond quickly with new solutions. This is especially apparent with the rapid explosion of technology and applications associated with RFID. The investment in research and development in fiscal year 2006 was approximately 11 percent of revenue, higher than the industry norm of 7 to 8 percent. This higher level of investment has enabled Printronix to establish and maintain its technology leadership position in line matrix printing, RFID printing/encoding and automated RFID print/encode/apply systems. Although we have invested at a relatively high level in research and development, we continue to focus on improved productivity and expense reductions. Engineering and development expenditures were $14.3 million in fiscal year 2006, $15.8 million in fiscal year 2005 and $15.9 million in fiscal year 2004.

Printronix is committed to a product-development process that is coupled to market requirements and opportunities, and that facilitates high quality, rapid, product development and introduction. Engineering personnel are located in all three key regions: the Americas, Europe, and Asia Pacific and are connected by broad-band communications and share the latest development tools. For fiscal year 2006, product development focused on a multi-faceted, multi-technology strategy: introduce new printing platforms for all key technologies, extend technology leadership in line matrix and RFID, broaden product lines within existing markets, and enhance existing products to support regional expansion.

Intellectual Property

Printronix operates in an industry characterized by technological change and, as a result, we rely on patents, trademarks, copyrights, licenses (to a limited extent with respect to software), trade secrets, non-disclosure agreements with third parties and other rights we may have to protect our intellectual property. During fiscal year 2006, Printronix was granted 5 patents (3 of which were granted in May 2005 and reported in the prior year 10-K) and no patents expired. There were 13 patents filed in fiscal year 2006 that are still pending. As of March 31, 2006, Printronix had been issued 51 United States and related foreign patents associated with various aspects of its printers and other technology. These patents expire from August 2006 to June 2024. Printronix also has numerous RFID and other technology-related patent applications pending. Printronix believes that its patents, in various technologies (e.g., line matrix, thermal, system architecture, printer control, bar code verification, RFID), have competitive value and we intend to enforce our patents against infringers where and when we deem it appropriate. We do not believe the expiration of any of these individual patents will significantly or materially impact the financial condition or operations. Although there can be no assurance that we will be successful in enforcing any of the patents, we believe the patents are valid and enforceable. However, patent litigation is risky, and unforeseen events or facts may make the enforcement of a patent unsuccessful. Therefore, despite our best efforts, we may fail to protect the patents and other intellectual property from unauthorized use. In addition, our global operations and sales expose us to the risk that other countries may fail to provide the same level of protection for our intellectual property as afforded in the United States.

Printronix has no material licenses from others pertaining to the manufacture and sale of products, including those under development, and believes none are currently required. Certain software is obtained under licensing agreements. We believe, based on industry practice, any such licenses as might be required in the future could be obtained on terms that would not have an adverse material effect on us.

Employees

Printronix had 715 employees as of March 31, 2006, including 370 in the United States, 266 in Asia Pacific and 79 in Europe.

None of the employees in the United States or Asia Pacific is subject to a collective-bargaining agreement. The wholly-owned subsidiary, Printronix Nederland BV, is a member of the Employers Union FME-CWM, and some of its employees have elected to become members of an employee union. This employee union is not government- sponsored and is supported by contributions from its members. The company believes its relationship with its employees is good.

Foreign Operations

Printronix has a manufacturing facility in Singapore, wherein line matrix and thermal printer products and some key components are produced. The Singapore facility also provides line matrix, thermal and laser printer configuration and distribution, printing solutions, product support and customer service for the Asia Pacific region. We have a facility in the Netherlands that provides product support, customer service, line matrix, thermal and laser printer configuration and distribution, and printing solutions for the EMEA region. Line matrix ribbons are manufactured in Mexico for shipment to the Americas, EMEA and Asia Pacific. Printronix has sales offices within Germany, France, the United Kingdom, Austria, Spain, the Russian Federation, United Arab Emirates, India, Korea, China, Singapore, Mexico, Brazil and Australia.

International sales information is found in Note 6 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

The company is not aware of any significant risks with respect to our foreign business other than those inherent in the competitive nature of the business, fluctuations in foreign currency exchange rates and other world events. See further discussion of risk factors in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. Selected financial information regarding foreign and export sales by geographical area is set forth in Note 6 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based upon management’s current expectations concerning future activities or events and their potential impact upon the company. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to forecast results or trends in future periods. We can offer no assurance that future activities or events affecting the company will be those anticipated by management. In addition, any of the following risks and uncertainties could adversely affect the business, financial results or financial condition and cause the actual results to differ from those expressed or implied in the forward-looking statements in this document. Other risks and uncertainties also could affect the business. Although we reassess material trends and uncertainties affecting the consolidated results of operations and financial condition in connection with the preparation of the quarterly and annual reports, we do not intend to review or revise, in light of future events, any particular forward-looking statement contained in this document. The information contained below should be carefully considered when reviewing any forward-looking statements contained in this document.

We Operate in an Industry Influenced by Worldwide Capital Spending.

The products are used for mission-critical applications in industrial settings such as manufacturing plants and distribution centers and also in information technology and back office operations. The revenue is impacted by the worldwide level of spending for capital expenditures related to manufacturing plant expansion or refurbishment. In addition, revenue is impacted by level of activity in the worldwide supply-chain processes.

We Operate in an Industry Affected by Competing Technologies.

The industrial printing market utilizes varying technologies including line matrix, direct thermal and thermal transfer, laser, inkjet, serial and band printing technologies. Across all technologies, the printers are characterized as high-, medium-or low-end depending upon their range of features, including functionality and durability. Products made by Printronix utilize line matrix, thermal transfer (high-end) and high-end fanfold laser printing technologies.

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

We Operate in an Industry Characterized by Technological Change and Evolving Industry Standards.

The printing-solutions industry is extremely competitive and is characterized by technological change, frequent new product development, periodic product obsolescence, evolving industry standards, particularly for RFID, changing information technologies and evolving distribution channels. We must adapt quickly to changing technological, application and solutions needs, and the introduction of new technologies and products offering improved features and functionality. We could incur substantial cost to keep pace with the technological changes, and may not be able to adapt to these changes.

Although we believe that Printronix currently competes favorably with respect to these characteristics, this may change in the future. Future success largely depends upon our ability to continuously develop new products with the quality levels customers demand, and to develop new services and solutions for evolving IT infrastructure needs. Printronix spends a greater amount on research and development than the industry average because we believe that providing innovative products and solutions is important to future operations. In spite of our efforts, we may fail to develop new products in a timely manner. Additionally, the new products we develop may not achieve market acceptance or may not be manufactured at competitive costs or in sufficient volumes. If we cannot proportionately decrease the cost structure in a timely manner in response to competitive pressures, the consolidated results of operations could be affected. We cannot guarantee the success of the research and development efforts.

Any delay in the development, production or marketing of a new RFID product could result in not being first to market, which could harm our competitive position. We must adapt quickly to changes mandated by the RFID industry standard setting group, EPC Global, and customers to maintain market share.

The failure to enhance the existing products, services and solutions or to develop and introduce new products, services and solutions that meet changing customer requirements and evolving technological standards would adversely impact the ability to sell products.

We Operate in a Highly Competitive Market.

The market for medium- and high-speed computer printers, printer/encoders and related post-sale supplies is highly competitive, subject to change, and is likely to become even more competitive.

Printronix competes directly with several companies of various sizes, including some of the largest businesses in the United States and Japan. The competitors include privately held companies, publicly held companies and subsidiaries of multinational corporations. Some of the competitors may enter into strategic business relationships with other companies. We cannot offer assurance that we can successfully compete against current or future competitors.

Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than Printronix and have achieved greater name recognition for their products and technologies. We may not be able to successfully increase our market penetration or the overall share of the printer market in the face of such competition.

Increased competition may result in price reductions, increased sales incentive offerings, lower gross margins, and loss of market share and could require increased investment in inventory, research and development, sales expenses, marketing programs and expenditures to expand channels to market. Competitors may offer products with superior market acceptance, superior price or superior performance. Printronix may be adversely affected if we are unable to maintain current product cost reductions, or achieve future product cost reductions, including warranty costs.

Customers may defer their purchasing decisions in anticipation of the introduction of new products or the actual introduction of new products by the company or its competitors.

If we fail to address the competitive challenges, there could be a material adverse effect upon the business, consolidated results of operations and financial condition.

We Compete in the Rapidly Evolving Market for RFID for the Supply-Chain.

We cannot guarantee to successfully compete against competitors in the RFID market, nor can we provide assurances that Printronix will be successful in maintaining our market leadership or improving our market share.

While we believe the interest in RFID remains high, we can offer no assurance that the speed of RFID deployment will increase.

Standards for the emerging EPC RFID market are beginning to formulate. EPCglobalTM has issued a Generation 2 (“Gen2”) standard and products are beginning to come to market in accordance with this standard. Although Printronix has taken an early leadership role in introducing a Gen2 printer with an EPC certified Gen2 RFID encoder, we cannot guarantee to successfully comply with all aspects of these evolving EPC standards. While we continue to focus intently on RFID technology leadership, we also cannot guarantee that we will continue to develop such products or that we will address user needs effectively in an industry characterized by rapid technological change.

We have entered into several key strategic alliances with the leaders in RFID labels, software and integration services. We cannot guarantee that these strategic alliances will be continued or successful.

We Rely on Resellers to Sell Our Products and Services.

Printronix uses a variety of distribution channels, including OEMs and distributors, to market our products. Printronix may be adversely impacted by any conflicts that could arise between and among the sales channels.

We believe that our future success depends upon the ability to provide industrial-strength printing solutions to a broader customer base and to maintain good relationships with the major OEMs and distributors. We believe that continued purchase of the products by OEMs is dependent upon many factors, including OEMs’ desire to use outside suppliers rather than investing the capital resources necessary to develop their own products or their decision to end-of-life products that have low sales volume.

Our dependence upon a small number of major resellers exposes us to numerous risks, including:

•	loss of channel and the ability to bring new products to market;

•	concentration of credit risk, including disruption in distribution should the resellers’ financial condition deteriorate;

•	reduced visibility to end user demand and pricing issues which makes forecasting more difficult;

•	resellers leveraging their buying power to change the terms of pricing, payment and product delivery schedules; and

•	direct competition should a reseller decide to manufacture printers internally or source printers from a competitor.

We cannot guarantee that resellers will not reduce, delay or eliminate purchases from us, which could have a material adverse effect upon the business, consolidated results of operations and financial condition. We rely upon a few resellers for a significant amount of the revenue. In fiscal years 2006 and 2005, sales to the largest OEM reseller, IBM, represented 22.5 percent and 21.5 percent of net sales, respectively, and sales to the second largest reseller represented 7.3 percent and 7.9 percent of net sales, respectively. Sales to the top ten customers represented 49.7 percent of net sales in fiscal year 2006 and 50.5 percent of net sales in fiscal year 2005. The loss of any one of these resellers would have a material adverse effect upon the business, consolidated results of operations and financial condition.

We Operate in an Environment of Unpredictable Demand.

We rely upon our ability to successfully manage the worldwide inventory supply-chain and inventory levels to support uncertain demand in a cost-effective manner.

The sales to resellers are made under purchase orders that typically have short delivery requirements. Although we receive periodic order forecasts from the major reseller, they have no obligation to purchase the forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. Significant increases in demand could result in inventory shortages, higher costs to obtain expedited materials and components, higher costs to expedite shipment to the customers, and/or lost revenue opportunities. Significant decreases in demand could result in increased inventory levels, higher production costs, higher material and component procurement costs and reduced profitability.

The quarterly sales patterns have historically reflected a slightly higher than normal level of sales in the last few weeks of each quarter, making forecasting more difficult. In addition, seasonality in sales also affects the business to some degree. Typically sales are low in the EMEA region during the summer months as the region generally takes extended holidays. Sales are also typically higher in the third fiscal quarter, which ends in December, as many of the customers are on a calendar fiscal year. We cannot guarantee that these trends will continue or be supplanted by similar factors.

We Have International Customers, Suppliers and Operations.

For fiscal years 2006, 2005, and 2004, international revenue (excluding United States sales) accounted for approximately 53.6 percent, 55.1 percent, and 51.6 percent, respectively, of the net sales. We expect that international revenue will continue to grow and account for a significant percentage of the revenue for the foreseeable future.

The products are sold in approximately eighty countries around the world, which subjects us to risks that may be unique to a particular country, but also to risk factors that may affect the global economy.

The products are manufactured using raw materials and components that are acquired from sources around the world. We use a large number of suppliers and regularly evaluate the availability of potential alternate suppliers should circumstances change with existing suppliers. Printronix relies on a single or limited number of sources for certain raw materials and components, although we attempt to have alternate sources where possible. Printronix internally develops most of the software used in its printer products. Certain software is purchased from suppliers through royalty agreements. If we were to experience a sudden loss of availability of purchased raw materials and components or purchased software, we are unable to guarantee that we could quickly obtain the needed items from alternate sources. The ability to ship the products in desired quantities and in a timely, cost-effective manner could be adversely affected, thus affecting the business, consolidated results of operations and financial condition.

We rely heavily upon the international facilities to maintain appropriate inventory levels, manufacture products, and complete configuration of printers in a timely and cost-efficient manner. Should we fail to successfully predict demand, we may not have sufficient inventory levels available to address customer requirements, or may need to use costly distribution methods, such as air freighting, to meet sales requirements.

There are many risks associated with international customers, suppliers and operations, including, but not limited to, the following:

•	compliance with multiple and potentially conflicting regulations, including export requirements, tariffs, import duties, health and safety requirements and other barriers;

•	fluctuations in freight and duty costs and disruptions at important geographic points of exit and entry;

•	differences in intellectual property protections;

•	differences in technology standards or customer requirements;

•	the possibility of defective parts from suppliers;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;

•	currency fluctuations and restrictions on currency movements;

•	economic instability, including inflation, recession and interest rate fluctuations;

•	longer accounts receivable cycles and financial instability;

•	local labor regulations;

•	trade protection measures and regulations;

•	risk of loss of the international assets due to political or economic instability;

•	political or civil turmoil;

•	war or conflict abroad or in the United States;

•	natural disasters, such as earthquakes, floods, tsunamis and typhoons;

•	consequences resulting from armed military conflict;

•	terrorist attacks or other armed hostilities abroad or in the United States; and

•	outbreaks of infectious disease such as avian flu, Severe Acute Respiratory Syndrome (SARS) or other public health issues.

Printronix is substantially self-insured for losses and business interruptions stemming from terrorist attacks, armed conflicts, war, power shortages and natural disasters. California and other parts of the United States have experienced major power shortages and blackouts and could experience them in the future, which could disrupt the business or that of the suppliers or customers. The corporate headquarters and research and development activities are located in California, near known earthquake faults. It is impossible to predict any ultimate impact on business, but consolidated results of operations and financial condition could suffer in the event of a major earthquake.

Printronix operates in many countries with differing and sometimes conflicting income tax requirements. The company’s effective tax rate could be adversely affected by:

•	overlapping or differing tax laws;

•	changes in the mix of earnings in countries with differing income tax rates and

•	unfavorable outcomes of future audits by taxing authorities in various jurisdictions.

In particular, the realization of deferred tax assets, which are predominately in the United States, depends on the ability to generate future taxable income in the United States.

Failure to manage the risks posed by our international customers, suppliers and operations could have a material adverse effect upon the business, consolidated results of operations and financial condition.

Environmental Laws and Regulations and Unforeseen Costs Could Impact the Future Earnings.

Printronix could incur substantial costs, including clean up costs, fines, sanctions, property damage claims and personal injury claims, if we were to violate or become liable under environmental laws or if the products become non-compliant with environmental laws.

We face increasing complexity in the product design and procurement operations due to new and upcoming environmental regulations under various federal, state, and international laws, including the restrictions imposed in the European Union (the Restriction of Hazardous Substance Directive “RoHS,” which places restrictions on lead and certain other substances in electronics, and the European Union Waste Electrical and Electronic Equipment Directive “WEEE,” which makes producers of electrical goods, including computers and printers, responsible for collection, recycling, treatment and disposal of recovered products), and other similar legislation, including similar legislation currently proposed for China. There is substantial complexity associated with compliance with these new regulations and the costs of implementation are not easily quantifiable.

We Depend on the Ability to Attract and Retain Key Personnel and Future Changes in Equity Compensation Accounting Could Adversely Affect Earnings.

The ability to attract and to retain key, highly qualified personnel, both technical and managerial, is critical to Printronix’s success.

Developing, manufacturing and marketing the products is a complex process and requires significant expertise to meet customers’ specifications. Competition for personnel, particularly qualified engineers and employees with expertise in RFID applications, is keen. The loss of a significant number of key personnel, as well as the failure to recruit and train additional key personnel in a timely manner could have a material adverse effect upon the business, consolidated results of operations and financial condition.

In the future, Printronix will be required to record a charge to earnings for employee stock option grants. As a result, we may incur increased compensation costs and may need to change the equity compensation structure, and find it difficult to attract, retain and motivate employees, all of which could impact the business.

Intellectual Property is Important to Our Success.

A third party may assert that Printronix, or customers indemnified by us, violate their intellectual property. A third party claiming infringement also may obtain an injunction or other equitable relief, which effectively could block the distribution or sale of allegedly infringing products. The departure of any of the key management and technical personnel, or breach of non-disclosure obligations, or the failure to achieve the intellectual property objectives may have a material adverse effect upon the business, consolidated results of operations and financial condition. Also as new technologies emerge, such as RFID, standards are also developing and the intellectual property rights of parties involved in their development can be uncertain.

Printronix relies upon patents to protect intellectual property. We execute confidentiality and non-disclosure agreements as needed and limit access to, and distribution of, the proprietary information; however, we cannot guarantee that the efforts to protect the intellectual property will be successful.

The ability to compete successfully and to achieve future revenue growth depends, in part, upon the ability to protect the proprietary technology and to operate without infringing upon the rights of others. We may fail to do so. Such infringement claims, whether or not valid, could result in substantial costs, diversion of management’s attention and resources from the ongoing business. Claims of intellectual property infringement also might require us to redesign products, enter into costly settlement or licensing agreements or pay costly damage awards. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual agreement to us.

Our Stock Price is Volatile.

The stock price has fluctuated and we expect that it will continue to do so. Many factors can influence the stock price, including but not limited to:

•	the announcement of new products or innovations by Printronix or competitors;

•	changes in the levels of quarterly revenue or net income;

•	failure to successfully execute planned cost reductions could result in product costs and expenses that are greater than expected; and

•	speculation in the press or investment community about the company, in particular as it relates to RFID.

Investors should not rely on recent trends to predict future stock prices, consolidated financial condition, or results of operations or cash flows.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Printronix owns a facility measuring approximately 186,000 square feet in Irvine, California, which houses the U.S. operations, sales support, engineering and development and also is the company headquarters. This facility secures the company’s $13.5 million of long-term debt. See Note 2 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional discussion. In September 2004, management closed the company’s leased facility in Memphis. Related expenditures were approximately $0.4 million, which included charges for fixed asset write-offs, severance, and other costs. The closure of this facility did not have a material impact on the company’s consolidated financial position or results of operations.

Foreign operations are located in Singapore, the Netherlands and Mexico. Singapore operations are in a facility owned by Printronix, which was constructed in fiscal year 1997 and totals approximately 74,000 square feet. The Singapore facility is subject to a land lease, which expires in the year 2057. The Netherlands operations are in leased facilities of approximately 33,000 square feet. The lease on the Netherlands facilities is an annual lease that is automatically extended from year to year and currently expires in June 2007. The Mexico operations are in leased facilities of approximately 17,410 square feet. The lease on the Mexico facilities expires in September 2006 and lease renewal is not expected to present any issues. The company believes it can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space. Printronix also leases several small offices, generally on short-term leases, throughout the United States, Asia Pacific, Europe and the Middle East for sales, support or service. The company believes that its facilities are in good operating condition.

See Note 7 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a summary of the expiration dates and lease or rental commitments.

Item 3.	Legal Proceedings

Environmental Assessment

Barranca Parkway Sites

In January 1994 and March 1996, Printronix was notified by the California Regional Water Quality Control Board — Santa Ana Region (the “Board”) that ground under one of the former production plants and ground adjacent to property previously occupied by us was thought to be contaminated with various chlorinated volatile organic compounds (“VOCs”). Evidence adduced from site studies undertaken to date indicates that compounds containing the VOCs were not used by Printronix during its tenancy, but were used by the prior tenant during its long-term occupancy of the site.

In August 2002, Printronix responded to an inquiry from the California Department of Toxic Substance Control (the “Department”) regarding the operations at the site of the former production plant. In February 2004, the Department submitted a proposed Corrective Action Consent Agreement to Printronix, which would require Printronix to perform an investigation of the site that would be used as a basis to determine what, if any, remediation activities would be required of Printronix. The Corrective Action Consent Agreement has not yet been agreed upon or executed. During fiscal year 2006, the Department agreed to include the prior tenant of the site in the ongoing inquiry. Printronix has agreed to perform an initial environmental test, which we believe will further support the claim that Printronix did not use the VOCs in question. In May 2006, Printronix and the prior tenant referred to above were jointly issued an Enforcement Order in respect to 1700 Barranca Parkway, Irvine, CA. The Enforcement Order requires both parties to a) evaluate if interim measures are required and take action if necessary, b) perform an investigation of the site and c) take corrective measures if contaminants are found. The Enforcement Order allows an appeal, which was filed on June 2, 2006.

We are convinced that we bear no responsibility for any contamination at the site and we intend to defend vigorously any action that might be brought against us with respect thereto.

As of March 31, 2006 and March 25, 2005, Printronix continued to maintain an accrual for $0.2 million, included in accrued liabilities other, which is believed to be a reasonable estimate to cover any additional expenses for environmental tests the Board may request.

Denova Site

In August 2004, Printronix was notified by the Environmental Protection Agency (the “EPA”) that clean up costs had been incurred at an authorized facility used by Printronix and approximately 2,000 other companies for the disposal of certain toxic wastes. Printronix joined with a group of the companies contacted by the EPA and collectively negotiated a settlement with the EPA. Our share of the settlement is $32 thousand and is reported in the balance sheet with accrued liabilities other as of March 31, 2006.

Restriction of Hazardous Substance Directive (“RoHS”)

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

We are reviewing each of our products for the substances banned under RoHS, and expect to be compliant by the effective date, except for fanfold laser printer models, which are expected to be replaced later in fiscal year 2007. As of March 31, 2006, there was no impairment to our products or environmental liability with respect to RoHS.

Legal Matters

We are involved in various claims and legal matters in the ordinary course of business. We do not believe these matters will have a material adverse effect upon the consolidated results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

Printronix did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock is traded on the Nasdaq Stock Market under the symbol PTNX. The following table sets forth the high and low closing price per share of the common stock for the periods indicated:

	2006		2005
	High	Low	High	Low

1st Quarter	$17.46	$13.85	$15.19	$12.32
2nd Quarter	18.30	15.64	16.92	13.56
3rd Quarter	16.59	14.20	18.40	13.36
4th Quarter	15.97	13.83	20.20	15.60

Shareholders:

As of May 26, 2006, the closing price per share was $14.25 and there were 1,533 registered stockholders of record.

Dividends:

During the fourth quarter of fiscal year 2005, Printronix declared and paid its first quarterly cash dividend of $0.05 per share. During each quarter of fiscal year 2006, Printronix paid a cash dividend of $0.07 per share. The amount and timing of future dividends depends upon the results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that the Board may deem relevant at the time.

Issuer Purchases of Equity Securities:

The Board of Directors has authorized share repurchases of up to 500,000 shares. Printronix did not repurchase any common shares during fiscal years 2006 or 2005. In fiscal years 2004 and 2003, 106,700 and 161,967 shares, respectively, of common stock were repurchased at prices ranging from $9.03 to $11.87 per share for a total cost of $1.1 million in fiscal year 2004 and $1.7 million in fiscal year 2003. Future purchases of 227,395 shares of common stock (unpurchased part of authorized 500,000 shares) may be made at our discretion.

Item 6.	Selected Financial Data

The following income statement and balance sheet data have been derived from the consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Fiscal Years Ended
	March 31,	March 25,	March 26,	March 28,	March 29,
	2006	2005	2004	2003	2002
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	($ in thousands, except per share data)

Results of Operations:
Revenue	$127,821	$131,711	$125,070	$138,229	$146,683
Net (loss) income (1)	$(7,959)	$1,939	$632	$3,037	$2,305
Basic net (loss) income per share	$(1.28)	$0.31	$0.11	$0.52	$0.39
Diluted net (loss) income per share	$(1.28)	$0.30	$0.11	$0.51	$0.39
Selected Balance Sheet Data:
Cash and cash equivalents	$41,546	$35,405	$36,671	$29,617	$22,618
Short-term investments	$547	$9,500	$—	$—	$—
Working capital	$52,515	$60,320	$56,001	$46,670	$40,486
Total assets	$109,984	$113,918	$111,809	$106,087	$104,959
Long-term debt, net of current portion	$12,775	$13,475	$14,175	$14,875	$15,575
Stockholders’ equity per share	$10.66	$12.23	$12.64	$12.67	$11.72
Cash dividend declared per share	$0.07	$0.05	$—	$—	$—

(1)	The net loss for the year ended March 31, 2006 includes two tax charges amounting to $4.7 million. The company repatriated an intercompany dividend in the fourth quarter of fiscal year 2006 of $32.0 million, which resulted in a federal and state income tax charge of $1.0 million and a foreign withholding tax charge of $1.1 million (see Note 5 to the Consolidated Financial Statements). In addition, there was an increase in the deferred tax asset valuation allowance of $2.6 million due to cumulative losses in our domestic operations (see Note 5 to the Consolidated Financial Statements).

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

Critical Accounting Policies and Estimates

The consolidated financial statements of Printronix are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us at the time. These estimates and assumptions affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingent assets and liabilities for the fiscal years presented. We continuously evaluate the estimates, judgments and assumptions, including those related to product returns, customer programs and incentives, doubtful accounts, inventories, warranty obligations, other long-lived assets, income taxes, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

We believe the most critical accounting policies used to prepare the accompanying consolidated financial statements are the following:

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” The application of the authoritative guidance requires judgment to determine whether revenue has been realized or is realizable and earned.

Revenue from product sales is recognized when it is realized or realizable and earned, which is generally at the time of shipment and passage of title and risk of loss. Revenue is considered to be realized or realizable and earned when persuasive evidence of a sales arrangement exists in the form of a contract or purchase order, the product has been shipped, the sales price is fixed or determinable and collection is reasonably assured. Evidence of an arrangement includes written contractual agreements with our resellers that include established pricing and payment terms.

Judgment is required to record an allowance for future product returns. Our business model of configuring products to order for each customer and, in most cases, direct shipping to end users greatly reduces the amount of inventory in the channel, effectively reduces product return liability and aids in estimating future product returns. Each quarter, the adequacy of the recorded allowance for product returns is evaluated and a provision is recorded as a revenue reduction for the estimated amount of future returns, based upon historical experience, authorization the company has granted for significant pending returns and any other known factors. The allowance for product returns was $0.7 million and $0.9 million in fiscal years 2006 and 2005, respectively. Historically, customer returns have been within the range of estimates; however, we cannot guarantee that we will continue to stay within the range of estimates.

We reduce revenue at the time of sale for price protection, rebates and other sales incentives that occur under established sales programs. Judgment is required to record these estimated revenue reductions. Historically, the revenue reductions for these programs have been within the range of estimates; however, we cannot guarantee that we will continue to stay within the range of estimates. Future market conditions may cause us to increase the amount of incentive programs or other programs and could result in additional revenue reductions at that time.

Allowance for Doubtful Accounts

We perform credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness. We maintain an allowance for doubtful accounts based upon a variety of factors. We review all open accounts and provide specific reserves for customer-collection issues when we believe the loss is probable, considering such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. We also record a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of the historical losses that exceeded the specific reserves we had established. Receivable losses are charged against the allowance when management believes the account is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The annual provision for doubtful accounts has ranged from a $0.1 million provision to increase the allowance in fiscal year 2004 to a $0.1 million reduction in the allowance in fiscal year 2005. The allowance was reduced by $0.7 million in fiscal year 2006 due to resolution of various specific customer issues. Although bad debt losses historically have been within our expectations and the allowance we have established, we cannot guarantee that we will continue to experience the same bad debt loss rates that we have in the past. Any significant change in estimates or circumstances could have a material adverse impact upon the operating results for the period or periods in which such information is known. The accounts receivable include substantial receivables from a few large resellers, and a significant change in the liquidity or financial position of any one of these resellers, or other significant changes in estimates or circumstances with other customers, could result in an additional allowance that could have a material adverse effect upon the operating results and financial condition for the period or periods in which such information is known.

The allowances presented on the face of the balance sheet as a reduction to accounts receivable also included the estimated allowance for sales returns as discussed above under Revenue Recognition.

Inventories

Inventories include the costs of material, labor and factory overhead. A provision is recorded to value the inventory at the lower of the actual cost to purchase and/or manufacture the inventory using the first-in, first-out method (“FIFO”), or the current estimated market value of the inventory, based upon assumptions about future demand and market conditions. We review historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluate the impact of any anticipated changes in future demand, such as the release or potential release of new or modified products, or new competitive products, and any other known factors at the time. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Estimated future demand could prove to be inaccurate, in which case the company may experience product shortages, or may only be able to obtain the necessary components at a higher cost. Conversely, an inaccurate estimate of future demand may also result in additional charges for excess and obsolete inventories. The provision for specific inventory reserves has been charged to cost of sales and was $0.2 million for fiscal year 2006 and was immaterial for both fiscal year 2005 and 2004. Unanticipated changes in demand or changes in technology could have a material adverse effect upon the consolidated results of operations and the financial condition for the period or periods in which such information is known.

Warranties

Printronix offers warranties of various lengths to its customers, depending upon the specific product and terms of the customer purchase agreement. We generally offer either a 90-day on-site repair warranty or a 12-month return-to-factory standard parts-and-labor warranty on printer and verifier products to most customers. The 90-day warranty covers the cost of the parts and the labor to replace these parts. The 12-month warranty covers only the replacement parts. Defective printers and verifiers can be returned to us for repairs or replacement in the applicable warranty period at no cost to the customer. Supplies are warranted for the shelf life of the products, which can be up to two years. An accrual is maintained for warranty obligations based upon the claims experience and other known factors. The warranty accrual requirements are evaluated and a provision for estimated warranty obligations is charged to cost of sales. The provision is determined for warranty charges by applying the estimated repair cost and estimated return rates to the outstanding units under warranty. Estimated repair costs are determined by reviewing the historical repair costs and factors in any known or anticipated changes in these costs. We also evaluate the historical return rate and include the effects of any known or expected future changes in these rates. The warranty provisions have ranged from $0.8 million to $1.0 million over the past three fiscal years. We engage in product-quality programs and processes, including evaluating the suppliers. Although warranty costs historically have been within expectations and the provisions we have established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product failure rates, product return rates, or a significant increase in the cost to repair the products, could have a material adverse impact upon the operating results and financial condition in the period or periods in which such information is known.

Long-Lived Assets

Long-lived assets are assessed in accordance with accounting guidance under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Judgment is required in the application of the authoritative guidance and in determining the recoverability of assets. We assess the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an underlying asset may not be recoverable. In the event the carrying value of assets is determined to be unrecoverable, we would record an adjustment to the carrying value of the assets affected based upon a discounted-cash-flow method. Any major unanticipated change in circumstances could have a significant impact upon the recoverability of long-lived assets and upon the operating results and financial condition.

Income Taxes

SFAS No. 109, “Accounting for Income Taxes” establishes financial accounting and reporting standards for the effect of income taxes. We estimate our income tax liability based upon current tax laws in the tax jurisdictions in which we operate. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and those recognized for tax purposes. Our effective tax rate includes the impact of undistributed foreign earnings for which no U.S. taxes have been provided because we plan to reinvest such earnings indefinitely outside the United States. Repatriating eligible foreign earnings under the temporary provision of the American Jobs Creation Act of 2004 was not treated as an exception to our policy and intent of permanently investing such foreign earnings outside of the United States.

Judgment is required to determine if deferred tax assets will be realized by examining both the positive and negative evidence available to us, such as historical taxable income or losses, projected future taxable income or losses, and feasible, prudent tax planning strategies available. Judgment is also required to determine the expected timing of the reversals of existing temporary differences. Under SFAS No. 109, we must place greater reliance on our past history of domestic operating losses than on projected future domestic operating income in determining whether a valuation allowance is necessary. During the year ended March 31, 2006, we determined that our net deferred tax assets for our domestic operations were more likely than not to not be realizable. As a result, we recorded a $2.6 million charge to increase the valuation allowance against our deferred tax assets. If the provision for income tax is inadequate, or if we are unable to realize deferred tax assets, or if the tax laws change unfavorably, we could experience income tax charges in excess of the reserves established. Likewise, if the provision for current and deferred taxes is in excess of the amount eventually needed, or if we are able to realize additional deferred tax assets, or if tax laws change favorably, we could experience reduced income tax charges or realize a tax benefit.

We have operations in multiple international taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues. While we believe we have made adequate provision for any such issues, an unfavorable resolution of such issues could have an adverse effect upon our consolidated results of operations and financial condition in the period in which they are known.

Contingencies

Printronix accounts for contingencies in accordance with various accounting guidance, including, but not limited to, SFAS No. 5 “Accounting for Contingencies” and Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Judgment is required to evaluate the degree of probability of an unfavorable outcome and the ability to reasonably estimate the loss related to legal claims, tax related audits, guarantees, including indirect guarantees of indebtedness of others, and other known issues, and the company will record a charge to earnings if appropriate. Any significant change in estimates or circumstances could have a material adverse impact upon the operating results for the period or periods in which such information is known.

Results of Operations

Message from the President

A message from the president regarding fiscal year 2006 and expectations for fiscal year 2007 can be found immediately preceding Item 1 of this Annual Report on Form 10-K.

Overview of Fiscal Year 2006 Compared With 2005

Fiscal year 2006 revenue decreased 3.0 percent. While sales increased in both the Americas and the Asia Pacific regions, that growth was more than offset by a sales downturn in Western Europe due to a slowdown in the manufacturing and automotive sectors, resulting in lower distribution and direct sales of line matrix and thermal printers. Although sales have declined across all major product lines, due entirely to lower sales in EMEA, we have experienced a 21.4 percent increase in sales of RFID products and a 6.7 percent increase in recurring sales to the installed base.

Gross margins declined due to lower sales volumes and an increase in inventory obsolescence due to the product transition during fiscal year 2006 in line matrix and thermal printers. Operating expenses increased principally due to $2.5 million of external consulting and audit costs for Sarbanes-Oxley compliance, offset by the $0.7 million reduction in the allowance for doubtful accounts. Income tax expense increased from the prior fiscal year due to the repatriation of foreign earnings under the AJCA Act and due to an increase in the valuation allowance against our deferred tax assets. Cash and short-term investment balances decreased by $2.8 million principally due to the results of operations and dividend payments to stockholders during fiscal year 2006.

Overview of Fiscal Year 2005 Compared With 2004

Fiscal year 2005 revenue increased 5.3 percent, partly due to line matrix growth of 3.2 percent and partly due to continued growth in the thermal printer sales, which were up 32.2 percent over the prior year. We attribute this increase in thermal printer sales partly to RFID initiatives, which were generating increased revenue for both RFID and non-RFID thermal products, as Printronix gained exposure to leading CPG enterprises we had previously not sold to. The increase in revenues is also partially due to stronger sales in the European and Asian markets. This increase was partly due to lower sales in EMEA in the prior year due to IBM’s conversion to a direct ship method, partly due to a stronger Euro, and partly due to geographic expansion by adding additional sales personnel and channels in selected countries.

Gross margins improved as a result of higher revenues, a stronger Euro, continuing manufacturing cost reductions and productivity improvements. Operating expenses increased principally to support the strategic initiatives to grow revenue that include adding sales personnel in selected countries, marketing efforts related to launching RFID, and demand-generation activities. Late in the fiscal year, Printronix obtained a 3-year extension of the favorable Singapore pioneer tax status, retroactive to the beginning of fiscal year 2005, resulting in a zero tax rate on Singapore earnings. Income tax expense increased from the prior fiscal year as that year benefited from a large federal research and development credit. Cash and short-term investment balances increased by $8.2 million principally due to the results of operations, asset-management programs, and stock option exercises.

Revenue — Fiscal Year 2006 Compared With 2005

Revenue Summary

Revenue for the fiscal year 2006 was $127.8 million, a decrease of $3.9 million, or 3.0 percent, compared with the prior fiscal year. The decrease in revenue in fiscal year 2006 was mainly attributable to a slowdown in the Western Europe’s manufacturing sector, certain end-customers completing major projects in fiscal year 2005, and a general decline of sales into the automotive industry in EMEA and, to a lesser extent, the Americas. Revenue increased in the Americas by 0.9 percent and in Asia Pacific by 4.2 percent, particularly in the line matrix and thermal product technology groups, but was lower by $5.4 million or 11.7 percent in EMEA in all the product technology groups. Sales grew in the Asia Pacific region in the India and Korea markets through better distribution partnerships.

Sales for all product lines, except for RFID, were lower in the current year due to the EMEA region. RFID sales grew 21.4 percent year over year. Line matrix sales decreased 1.4 percent to $91.2 million. Unit sales of line matrix printers decreased 6.3 percent compared with the prior fiscal year. Unit sales of line matrix printers were down in both Americas and EMEA regions, partly due to new products introduced in the second quarter of fiscal year 2006, which resulted in purchase deferments by the end-customers, offsetting the growth in recurring revenue.

Thermal sales decreased $1.0 million, or 4.3 percent mainly due to weak sales into the automotive sector in the EMEA region. Other regions showed higher thermal sales particularly due to channel expansion in Asia Pacific. RFID product sales increased $0.6 million or 21.4 percent compared to fiscal year 2005, due to continuing rollouts of RFID installations and pilots by our end users. RFID initiatives allow us to gain access to leading CPG companies, which are generating increased revenue for both RFID and other printer products.

Revenue by Geographic Region

Revenue by geographic region, related percent changes and percent of total revenue for fiscal years 2006 and 2005 were as follows:

	Year Ended			Percent of Total Sales
	March 31,	March 25,	Percent	March 31,	March 25,
	2006	2005	Change	2006	2005
	($ in thousands)

Geographic Region:
Americas	$63,011	$62,419	0.9%	49.3%	47.4%
EMEA	41,213	46,651	(11.7)%	32.2%	35.4%
Asia Pacific	23,597	22,641	4.2%	18.5%	17.2%

	$127,821	$131,711	(3.0)%	100.0%	100.0%

Americas sales increased 0.9 percent to $63.0 million, principally as a result of an increase in distribution and direct sales offset by a decrease in OEM sales. Americas distribution sales increased 3.5 percent to $36.8 million, due to the addition of a two-tier distribution partner in late fiscal year 2005. During fiscal year 2006, our largest distributor was acquired by a private equity group that restructured its business. However, the transitional distraction had a negative impact to the distributor’s performance from a year-over-year perspective. Direct sales in Americas increased 8.7 percent to $4.5 million. Americas OEM sales decreased 4.5 percent to $21.7 million, principally due to lower sales to an OEM that sells into the automotive industry. This past year, the automotive industry continued to struggle and production plants have been moved overseas. This had a negative effect on both the line matrix and thermal product sales into this industry. Americas sales through IBM, the largest OEM customer, was slightly down by 1.7 percent in fiscal year 2006 compared to the prior fiscal year. We believe the demand generation programs performed by Printronix on behalf of IBM and sales teaming with IBM has allowed us to stop the decline, which we have experienced in past years within this channel.

EMEA sales decreased 11.7 percent to $41.2 million across all channels and product technology groups. EMEA OEM sales decreased $1.2 million, or 8.0 percent, to $13.4 million, principally due to several small OEM partners going out of business and completion of major projects in fiscal year 2005. This was offset by the IBM/Printronix sales teaming program completing its first full year in fiscal year 2006 resulting in an increase in revenues of 2.1 percent or $0.2 million. EMEA distribution sales were $26.1 million, down from $29.6 million a year ago. Distribution sales were lower due to a slowdown in the Western Europe’s manufacturing sector, cutbacks in the automotive industry and end-customer completion of major projects in fiscal year 2005. EMEA direct sales were $1.7 million, down from $2.6 million a year ago. Changes in the value of the Euro had a small negative impact to EMEA revenue of $81 thousand.

Asia Pacific sales increased $1.0 million, or 4.2 percent, to $23.6 million. Asia Pacific OEM sales increased by $0.5 million, or 27.3 percent, to $2.3 million, due to greater sales teaming programs with IBM. Distribution sales increased 7.4 percent to $20.9 million due to increased emphasis on recurring revenues, line matrix and RFID growth initiatives in Korea, and a strengthened relationship with the distribution channels in India. Direct sales were $0.4 million, down from $1.4 million in fiscal year 2005 due to the purchasing pattern of a major customer.

Revenue by Product Technology

Revenue by product technology, related percent changes and percent of total revenue for fiscal years 2006 and 2005 were as follows:

	Year Ended			Percent of Total Sales
	March 31,	March 25,	Percent	March 31,	March 25,
	2006	2005	Change	2006	2005
	($ in thousands)

Product Technology:
Line matrix	$91,176	$92,463	(1.4)%	71.3%	70.2%
Thermal (includes RFID)*	23,201	24,249	(4.3)%	18.2%	18.4%
Laser	11,406	12,874	(11.4)%	8.9%	9.8%
Verification products	2,038	2,125	(4.1)%	1.6%	1.6%

	$127,821	$131,711	(3.0)%	100.0%	100.0%

*RFID	$3,214	$2,647	21.4%	2.5%	2.0%

The reduction in line matrix sales was primarily due to lower sales into the EMEA region. Line matrix hardware sales was negatively impacted by a decline in sales into the automotive industry, continued migration to Laser and other technologies, as well as the introduction of a new line of line matrix printer during the current fiscal year which resulted in customers testing these models before deploying into mission critical situations. The decline in line matrix sales was partially offset by an increase in recurring revenues, particularly in the Americas, as a result of continued focus in this area.

Thermal printer sales, in particular barcode applications, showed a reduction from the prior fiscal year due to a higher level of significant sales in fiscal year 2005 than in fiscal year 2006, and also due to weak sales into the automotive industry. RFID continued to grow in all regions, although the EMEA region in particular continues to lag in adoption. The addition of a new thermal channel to market in Americas, which was added in the fourth quarter of fiscal year 2005, made significant revenue contribution and was among the top three Americas customers.

Laser sales continue to show year-over-year decline due to the emphasis on bringing new products to market in the RFID, thermal, and line matrix product lines. We intend to refocus our efforts on laser sales in fiscal year 2007.

Recurring Revenue

Recurring revenue from the installed base was $54.5 million and 42.7 percent of total sales for fiscal year 2006, up from $51.1 million and 38.8 percent of total sales a year ago, we believe as a result of the demand-generation programs, particularly in the Americas. Recurring revenue includes line matrix ribbons, laser consumables, spares sales, sales under the advance exchange program, labels, printer maintenance and depot repair services. We will continue to focus on this strategic growth initiative by marketing to the installed base of customers, continuing to add channels to market, and targeting the maintenance and repair business.

Revenue by Channel

Revenue by channel, related percent changes and percent of total revenue for fiscal years 2006 and 2005 were as follows:

	Year Ended			Percent of Total Sales
	March 31,	March 25,	Percent	March 31,	March 25,
	2006	2005	Change	2006	2005
	($ in thousands)

Channel:
OEM	$37,405	$39,093	(4.3)%	29.3%	29.7%
Distribution	83,796	84,530	(0.9)%	65.5%	64.2%
Direct	6,620	8,088	(18.2)%	5.2%	6.1%

	$127,821	$131,711	(3.0)%	100.0%	100.0%

Sales through the OEM channel decreased 4.3 percent to $37.4 million. In the Americas and EMEA, the OEM channel decline was primarily due to the decline in the automotive industry, the completion of several major projects in fiscal year 2005, and some small OEMs going out of business. IBM, the largest OEM reseller, showed an overall slight revenue increase of 1.6 percent. We expect continued growth with IBM in the next fiscal year as we believe we have stopped the revenue declines in the Americas and have instituted greater sales teaming programs in the EMEA and Asia Pacific regions.

Sales through the distribution channel decreased 0.9 percent to $83.8 million. The decline was in the EMEA region as a result of the decline in sales to the automotive industry in the Germany market.

Direct sales decreased 18.2 percent to $6.6 million. The decline was due to the purchasing patterns of a major customer.

Revenue by Customer

Revenue by customer, related percent changes and percent of total revenue for fiscal years 2006 and 2005 were as follows:

	Year Ended			Percent of Total Sales
	March 31,	March 25,	Percent	March 31,	March 25,
	2006	2005	Change	2006	2005
	($ in thousands)

Customer:
Largest customer — IBM	$28,807	$28,367	1.6%	22.5%	21.5%
Second largest customer	9,335	10,426	(10.5)%	7.3%	7.9%
Top ten customers	63,473	66,479	(4.5)%	49.7%	50.5%

Sales to IBM were higher in EMEA and Asia Pacific by $0.2 million, or 2.1 percent, and $0.5 million, or 27.2 percent, respectively. The increase in sales was a result of the growth in sales teaming around the world that began in the prior fiscal year. However, sales to IBM in the Americas decreased by $0.3 million. We believe the teaming with IBM has stopped the revenue declines we had noted earlier in the fiscal year.

The second largest customer was acquired by a private-equity group during the current fiscal year. The acquisition caused some distraction and disruption in their sales.

International Revenue

Revenue from United States customers was 46.4 percent and 44.9 percent of total revenue, while revenue from international customers was 53.6 percent and 55.1 percent of total revenue for fiscal years 2006 and 2005, respectively. We expect international revenue to grow and continue to be a large percentage of total revenue.

Revenue — Fiscal Year 2005 Compared With 2004

Revenue Summary

Revenue for the fiscal year 2005 was $131.7 million, an increase of $6.6 million, or 5.3 percent, compared with the prior fiscal year. The increase in revenue in fiscal year 2005 was mainly attributable to unit sale increases as no major modifications were made to pricing. Revenue was up in EMEA and Asia Pacific and down slightly in the Americas. The increased sales in EMEA are the result of higher sales to IBM due to IBM’s conversion to a direct ship method in the prior year, a strong Euro, and increased sales to a major direct account. Sales grew in the Asia Pacific region from a rebounding economy, particularly in China. Sales of thermal products increased sharply in the Americas but decreased line matrix sales resulted in lower overall revenues in the region. Sales of line matrix grew 3.2 percent over the prior fiscal year, mainly in the Asia Pacific region.

RFID initiatives allowed us to gain access to leading CPG companies, which generated increased revenue for both RFID and non-RFID thermal products. Thermal sales increased $5.9 million, or 32.2 percent. RFID product sales were $2.6 million in fiscal year 2005, its first full year of implementation.

Revenue by Geographic Region

Revenue by geographic region, related percent changes and percent of total revenue for fiscal years 2005 and 2004 were as follows:

	Year Ended			Percent of Total Sales
	March 25,	March 26,	Percent	March 25,	March 26,
	2005	2004	Change	2005	2004
	($ in thousands)

Geographic Region:
Americas	$62,419	$63,579	(1.8)%	47.4%	50.9%
EMEA	46,651	42,183	10.6%	35.4%	33.7%
Asia Pacific	22,641	19,308	17.3%	17.2%	15.4%

	$131,711	$125,070	5.3%	100.0%	100.0%

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

Revenue by Product Technology

Revenue by product technology, related percent changes and percent of total revenue for fiscal years 2005 and 2004 were as follows:

	Year Ended			Percent of Total Sales
	March 25,	March 26,	Percent	March 25,	March 26,
	2005	2004	Change	2005	2004
	($ in thousands)

Product Technology:
Line matrix	$92,463	$89,620	3.2%	70.2%	71.6%
Thermal (includes RFID) *	24,249	18,345	32.2%	18.4%	14.7%
Laser	12,874	14,715	(12.5)%	9.8%	11.8%
Verification products	2,125	2,390	(11.1)%	1.6%	1.9%

	$131,711	$125,070	5.3%	100.0%	100.0%

* RFID	$2,647	$294	800.3%	2.0%	0.2%

The increase in line matrix printer sales was partly in EMEA, as a result of the prior year conversion by IBM to a direct ship method, and partly in Asia Pacific.

Thermal printer sales growth reflected our growing market share of the high-performance thermal market and the continued early successes in RFID printing primarily in the Americas and EMEA. We also added a new channel to market, ScanSource, Inc., for thermal printers late in the fourth quarter of fiscal year 2005.

Laser sales are down primarily due to an emphasis on capitalizing on the opportunities presented by RFID.

Recurring Revenue

Recurring revenue from the installed base was $51.1 million and 38.8 percent of total sales for fiscal year 2005, up from $50.4 million and 40.3 percent of total sales a year ago, we believe as a result of the demand-generation programs. Recurring revenue includes line matrix ribbons, laser consumables, spares sales, sales under the advance exchange program, labels, printer maintenance and depot repair services.

Revenue by Channel

Revenue by channel, related percent changes and percent of total revenue for fiscal years 2005 and 2004 were as follows:

	Year Ended			Percent of Total Sales
	March 25,	March 26,	Percent	March 25,	March 26,
	2005	2004	Change	2005	2004
	($ in thousands)

Channel:
OEM	$39,093	$39,093	0.0%	29.7%	31.3%
Distribution	84,530	78,962	7.1%	64.2%	63.1%
Direct	8,088	7,015	15.3%	6.1%	5.6%

	$131,711	$125,070	5.3%	100.0%	100.0%

Sales through the OEM channel were flat at $39.1 million in both fiscal years 2005 and 2004 as increases in EMEA in fiscal year 2005 were offset with declines elsewhere. The growth in the distribution channel was due to strong performance in EMEA and Asia Pacific. Direct sales were up 15.3 percent as we continued the direct marketing to major accounts.

Revenue by Customer

Revenue by customer, related percent changes and percent of total revenue for fiscal years 2005 and 2004 were as follows:

	Year Ended			Percent of Total Sales
	March 25,	March 26,	Percent	March 25,	March 26,
	2005	2004	Change	2005	2004
	($ in thousands)

Customer:
Largest customer — IBM	$28,367	$27,929	1.6%	21.5%	22.3%
Second largest customer	10,426	11,090	(6.0)%	7.9%	8.9%
Top ten customers	66,479	64,234	3.5%	50.5%	51.3%

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

Gross Margin

Fiscal Year 2006 Compared with 2005

Gross margin for the fiscal year 2006 was $48.2 million compared to $51.5 million for the prior fiscal year and was 37.7 percent and 39.1 percent of revenue, respectively. Lower revenue in fiscal year 2006 of $3.9 million resulted in lower gross margins, due to volume, of $2.6 million or 2.0 percent of revenue for the year including the impact from lower utilization of the manufacturing infrastructure. Inventory obsolescence costs were also higher in fiscal year 2006 by $0.3 million due to the product transition during the year on the line matrix and thermal product lines. The changes in the value of the Euro only increased gross margin by $13 thousand in fiscal year 2006. We have realigned manufacturing operations throughout the year to lower the cost base and increase productivity.

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

Operating Expenses

Operating expenses consist of engineering and development, sales and marketing, and general and administrative costs. Operating expenses were $51.6 million, $48.8 million and $46.4 million for fiscal years 2006, 2005 and 2004, respectively. Operating expenses, related percent changes and percent of total sales for fiscal years 2006 and 2005 were as follows:

	Year Ended			Percent of Total Sales
	March 31,	March 25,	Percent	March 31,	March 25,
	2006	2005	Change	2006	2005
	($ in thousands)

Engineering and development	$14,344	$15,762	(9.0)%	11.2%	12.0%
Sales and marketing	25,370	24,414	3.9%	19.8%	18.5%
General and administrative	11,931	8,622	38.4%	9.3%	6.5%

	$51,645	$48,798	5.8%	40.3%	37.0%

Operating expenses, related percent changes and percent of total sales for fiscal years 2005 and 2004 were as follows:

	Year Ended			Percent of Total Sales
	March 25,	March 26,	Percent	March 25,	March 26,
	2005	2004	Change	2005	2004
	($ in thousands)

Engineering and development	$15,762	$15,885	(0.8)%	12.0%	12.7%
Sales and marketing	24,414	22,269	9.6%	18.5%	17.8%
General and administrative	8,622	8,249	4.5%	6.5%	6.6%

	$48,798	$46,403	5.2%	37.0%	37.1%

Engineering and Development

We believe it is critical to continue to invest in engineering and development to ensure technology leadership in line matrix, thermal and RFID printing solutions. Engineering expenses consist mostly of labor and test materials. In fiscal year 2006, we spent $14.3 million on engineering and development, compared with $15.8 million in fiscal year 2005 and $15.9 million for fiscal year 2004. As a percentage of revenue, engineering and development expenses decreased in fiscal year 2006 to 11.2 percent from 12.0 percent in fiscal year 2005, mostly as a result of increased cost reduction efforts. Engineering and development expenses as a percentage of revenue were 12.7 percent in fiscal year 2004.

Fiscal year 2006 was a significant year for new product introductions in line matrix, thermal, RFID and Print/Encode/Apply technologies. For line matrix, we introduced a new printing platform, the P7000 family. This family is characterized by many user advantages, including lowered cost of printing, improved print quality, ease of use and improved reliability. A new Zero-Tear model of the P7000 was also introduced, providing single sheet printing capability with no forms loss. New platforms and printer models were also introduced for the thermal, RFID and print/apply product lines. In the thermal product line, we introduced the new T5000r platform, which included many industry-leading features, including easy upgrade to RFID capability. The RFID printer line was enhanced with a new platform, the SL5000r MP2. The SLPA7000 family was upgraded to Gen 2 capability and its performance enhanced to accommodate up to 60 cartons per minute for applications on CPG conveyor systems.

During fiscal year 2005, we increased the focus on the development of RFID printing solutions in support of Wal«Mart, the DOD and other retailers’ initiatives. We introduced the second generation of EPC RFID Smart Label printers. This printer platform was further enhanced with new frequencies and protocols and launched in Europe during fiscal year 2006. Building on the general-purpose interface released in the prior fiscal year, we co-developed and launched the EPC RFID Encode/Print/Apply system, which automatically applies encoded smart labels to cases and pallet with no manual intervention.

In fiscal year 2004, the most significant change from prior years was a strategic shift to develop a new line of thermal printers to support Wal«Mart and the DOD’s RFID initiatives. In addition, the T5000 thermal family was further enhanced to add additional data stream interpreters to work in TEC, Intermec and Sato applications, and a general-purpose interface was released to support a broad base of post-processing external devices including print and apply applicators. To address the market need for industrial grade transaction printing, a zero tear version of the P5000 line matrix pedestal printer was developed and launched late in fiscal year 2004. To facilitate regional expansion, the P5000 line sold into Asian markets received a new high-speed controller coupled with regional-specific enhancements for both distribution and OEM version printers.

Sales and Marketing

Sales and marketing expenses for fiscal year 2006 increased to $25.4 million, compared with $24.4 million for fiscal year 2005 and $22.3 million for fiscal year 2004. As a percentage of revenue, sales and marketing expenses increased to 19.8 percent in fiscal year 2006 from 18.5 percent in fiscal year 2005 and 17.8 percent in fiscal year 2004. Spending increased primarily due to an increase in labor costs of $0.7 million, consulting costs of $0.1 million and travel costs of $0.1 million related to our continuing geographic expansion and new product launches of the P7000 line matrix and the T5000 thermal printers.

Sales and marketing expenses increased in fiscal year 2005 from the prior fiscal year due to higher costs for geographic expansion and increased spending for marketing. Marketing spending increased partially to launch RFID in EMEA and partially to support the geographic expansion.

In fiscal year 2004, new sales offices were opened in Australia, Mexico, and China and additional sales resources were added in Europe, resulting in additional sales compensation, facilities and related costs. Fiscal year 2004 sales and marketing expenses were also up over the prior year due to increased spending for marketing programs, including the creation of a telesales program to market to the installed base in the United States.

General and Administrative

General and administrative expenses for fiscal year 2006 were $11.9 million compared with $8.6 million for fiscal year 2005 and $8.2 million for fiscal year 2004. As a percentage of revenue, general and administrative expenses were 9.3 percent, 6.5 percent, and 6.6 percent in fiscal years 2006, 2005, and 2004, respectively. General and administrative expenses increased during fiscal year 2006 from the prior fiscal year due to increased audit and consulting costs for Sarbanes-Oxley compliance. The fiscal year 2006 external consulting and audit fees to comply with Sarbanes-Oxley were approximately $2.5 million, or 1.9 percent of revenue, compared with $0.5 million for fiscal year 2005. In addition, financial audit fees for fiscal year 2006 increased approximately $0.6 million over fiscal year 2005. This increase was offset by a $0.7 million reduction in the allowance for doubtful accounts.

General and administrative expenses increased during fiscal year 2005 from the prior fiscal year due to increased consulting costs for Sarbanes-Oxley compliance and legal and patent costs.

General and administrative expenses decreased during fiscal year 2004 from the prior fiscal year due to lower labor costs, lower provision for doubtful accounts resulting from resolution of an outstanding customer collection issue during the fourth quarter, and lower amortization of intangibles, partially offset by increased consulting costs for Sarbanes-Oxley compliance and the research and development tax credit study.

The effects of changes in the value of the Euro resulted in a decrease in operating expenses of $36 thousand in fiscal year 2006 and increases in operating expenses of $0.3 million, and $0.8 million for fiscal years 2005 and 2004, respectively.

Foreign Currency Losses (Gains), Net

Foreign currency transaction and remeasurement losses from all foreign currencies were $21 thousand, $98 thousand and $8 thousand for fiscal years 2006, 2005 and 2004, respectively, principally due to the effect of changes in the value of the Euro. The future effect of changes in the value of the Euro or other foreign currencies upon the consolidated results of operations or financial condition is difficult to predict.

Interest Income, Interest Expense, and Other (Income) Expense, Net

Interest income, interest expense and other (income) expense, net are as follows:

	March 31,	March 25,	March 26,
	2006	2005	2004
	($ in thousands)

Interest income	$(1,446)	$(639)	$(294)
Interest expense	745	505	554
Other (income) expense, net	(12)	(10)	45

Interest expense increased $0.2 million and interest income increased $0.8 million in fiscal year 2006 as a result of higher interest rates. The increase in interest income was also due to investments we made in short-term investments during part of 2006, which increased the yields over 2005.

Interest expense increased $0.1 million and interest income increased $0.3 million in fiscal year 2005 as a result of higher rates and higher cash and short-term investment balances. Other (income) expense, net changed from a $45 thousand expense in fiscal year 2004 to income of $10 thousand in fiscal year 2005 due to a one-time benefit related to resolving a federal income tax credit.

Provision for Income Taxes

The income tax provision was $5.2 million for fiscal year 2006 on a pretax loss of $2.8 million, principally due to the U.S. and foreign income taxes related to the repatriation of $32.0 million of foreign earnings under the provisions of the American Jobs Creation Act of 2004, the increase of the valuation allowance against our deferred tax assets, and foreign income taxes on income earned outside of the United States.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was passed. This Act creates a temporary incentive for U.S. multinational companies to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations, which results in a reduced federal tax rate on the repatriated earnings.

During the fourth quarter of fiscal year 2006, the company repatriated $32.0 million in cash dividends subject to the elective 85 percent dividend received deduction. Accordingly, the company recognized a related income tax expense for federal and state taxes of $1.0 million and foreign withholding tax expense of $1.1 million. Also, in the fourth quarter of fiscal year 2006, we recorded a charge of $2.6 million to increase the valuation allowance against our deferred tax assets as a result of large domestic operating losses in that quarter.

The effective tax rate for fiscal year 2005 and fiscal year 2004 was 30.0 percent and 7.6 percent, respectively. The effective tax rate increased in fiscal year 2005 compared with fiscal year 2004 mainly because the company was able to benefit a portion of the federal research and development credits against net operating loss carryforwards in fiscal year 2004. Differences between the effective tax rate and the U.S. federal statutory rate for all fiscal years presented include the effects of increases in the valuation allowance, domestic operating losses, and pre-tax earnings by subsidiaries that operate within lower-tax jurisdictions for which no U.S. taxes have been provided because the earnings are planned to be indefinitely reinvested outside the United States.

During the fourth quarter of fiscal year 2005, the company obtained a 3-year extension of its favorable pioneer tax status in Singapore, which had expired at the end of fiscal year 2004. This favorable pioneer tax status began in April 1996 and exempts income generated from the manufacture and sale of the Printronix P5000 Series line matrix and T5000 thermal products by its Singapore subsidiary from tax liability. This extension was retroactive to the beginning of fiscal year 2005 and expires at the end of fiscal year 2007. The extension is subject to certain capital spending investments and human capital investments, which have been met. The pioneer status reduced foreign taxes by $0.6 million, $0.3 million and $0.8 million for fiscal years 2006, 2005 and 2004, respectively. The effect of this pioneer status was to reduce diluted net loss per share by 10 cents for fiscal year 2006, and increase diluted net income per share by 5 cents and 13 cents for fiscal years 2005 and 2004, respectively.

Liquidity and Capital Resources

Overview

The primary source of liquidity historically has been cash generated from operations, which was $2.5 million, $11.4 million, and $6.4 million for fiscal years 2006, 2005 and 2004, respectively. We ended fiscal year 2006 with $42.1 million in cash, cash equivalents and investments, a decrease of $2.8 million over the prior fiscal year end.

Cash generated from operations has been sufficient to allow the company to fund its working capital needs, invest in capital expenditures as needed, repurchase shares of its common stock during fiscal year 2004 and pay dividends starting in fiscal year 2005. Should we need to obtain additional sources of funds, we believe we could obtain such funds through additional credit facilities.

The long-term debt of $13.5 million, collateralized by the Irvine facility, is repayable in June 2007. Current expectations are that the company will refinance the debt before that time. We believe we will be able to refinance the debt at acceptable terms or, alternatively, repay the debt using existing cash balances.

Liquidity

The following table summarizes the ending cash, cash equivalents, and short-term investments and the results of the consolidated statements of cash flows for the past three fiscal years:

	March 31,	March 25,	March 26,
	2006	2005	2004
	($ in thousands)

Cash, cash equivalents and short-term investments:
Cash and cash equivalents	$41,546	$35,405	$36,671
Short-term investments	547	9,500	—

Cash, cash equivalents and short-term investments	$42,093	$44,905	$36,671

Net cash flow provided by (used in):
Operating activities	$2,459	$11,429	$6,398
Investing activities	5,297	(13,124)	(2,965)
Financing activities	(1,615)	429	3,621

Net increase (decrease) in cash and cash equivalents	$6,141	$(1,266)	$7,054

Operating activities

Cash flows provided by operating activities amounted to $2.5 million in fiscal year 2006 compared to $11.4 million in fiscal year 2005 and $6.4 million in fiscal year 2004. The decline in net cash from operating activities during fiscal year 2006 principally reflects the net loss, increase of inventories and prepaid assets, and an increase in the professional fees liability. We experienced a net loss of $8.0 million in fiscal year 2006 compared to net income of $1.9 million in fiscal year 2005. The net loss was principally due to increased general and administrative expenses mainly due to higher audit and consulting fees for Sarbanes-Oxley (“SOX”) compliance and tax charges of $4.7 million. We saw continued weakness in sales to the Europe, Middle East and Africa (EMEA) region, particularly in the automotive sector. As a result of the decline in sales, we experienced an increase in inventories of $1.3 million compared to a decrease of inventories of $0.6 million in the prior year. Consulting and audit fees for SOX compliance were approximately $2.5 million. The increase in SOX related fees resulted in an increase in accrued professional fees of $1.4 million compared to the prior fiscal year. Also contributing to the net loss were two tax related charges totaling $4.7 million. We elected to repatriate $32.0 million of foreign earnings under the American Jobs Creation Act, resulting in an income tax charge of approximately $1.0 million and a foreign withholding tax charge of approximately $1.1 million. Also, we increased the tax valuation allowance by $2.6 million due to cumulative operating losses in our domestic operations.

The increase in net cash from operating activities during fiscal year 2005 was principally a result of increased profitability, capital asset activity and receipt of a cash refund for federal research and development credits.

Investing activities

Net cash provided by investing activities was $5.3 million in fiscal year 2006 compared to cash used in investing activities of $13.1 million in fiscal year 2005 and $3.0 million in fiscal year 2004. During fiscal year 2006, we sold $27.5 million of investments and purchased $18.4 million. In fiscal year 2005, we purchased $9.5 million in short-term investments, and in fiscal year 2004, we neither sold nor purchased any investments.

Financing activities

Net cash used in financing activities was $1.6 million in fiscal year 2006 compared to cash provided by financing activities of $0.4 million in fiscal year 2005 and $3.6 million in fiscal year 2004. In fiscal year 2006, we paid $1.7 million in dividends to stockholders compared to $0.3 million in fiscal year 2005. Cash proceeds from the exercise of stock options were $0.8 million, significantly lower than the fiscal year 2005 proceeds of $1.5 million and fiscal year 2004 proceeds of $5.4 million, as a large number of options were exercised shortly before expiring in the prior fiscal years. Payments totaling $0.7 million were made on the long-term note. We ended fiscal year 2006 with debt of $13.5 million related to the long-term note, which consisted of $12.8 million long-term and $0.7 million for the current portion of the long-term debt.

The remaining shares that could be repurchased at the discretion of management under the stock buyback program totaled 227,395 shares as of March 31, 2006.

Contractual Obligations, Commitments, and Off Balance Sheet Arrangements

The tables below illustrate the significant contractual obligations and other commercial commitments, based on year of maturity or settlement, as of March 31, 2006:

	Payments Due
	2007	2008	2009	2010	2011	Thereafter	Total
	($ in thousands)

Contractual obligations:
Operating leases	$1,147	$701	$204	$97	$87	$11,031	$13,267
Long-term debt *	700	12,775	—	—	—	—	13,475
Pension obligation	—	—	—	—	—	331	331
Purchase obligation	1,003	—	—	—	—	—	1,003

Total contractual cash obligations	$2,850	$13,476	$204	$97	$87	$11,362	$28,076

* Annual interest expense on our long-term debt, not included above, is estimated to be $0.7 million.

	Amount of Commitment Expiration Per Fiscal Year
	2007	2008	2009	2010	2011	Thereafter	Total
	($ in thousands)

Commercial commitments:
Lines of credit	$2,108	$—	$—	$—	$—	$—	$2,108
Commitment facility	2,402	—	—	—	—	—	2,402
Standby letters of credit	537	—	—	—	—	—	537

Total commercial commitments	$5,047	$—	$—	$—	$—	$—	$5,047

Operating Leases

We utilize operating leases for various facilities as disclosed further in Note 7 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, and intend to continue to do so. We also use operating leases for certain of the machinery and equipment. Should we decide to purchase such machinery and equipment outright, we do not believe it would have a material impact on the consolidated results of operations or capital resources.

Long-Term Debt

We have a long-term note with a United States bank for $13.5 million secured by the Irvine facility. This note has scheduled principal repayments of $0.7 million annually through fiscal year 2007 and payments of $12.8 million in fiscal year 2008, including a balloon payment of $12.6 million (see Note 2 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K).

Credit Facilities

One of the subsidiaries maintains unsecured lines of credit with major foreign banks totaling $2.1 million that are guaranteed by Printronix, Inc. We also maintain a commitment facility in the amount of $2.4 million with a foreign bank to support the hedging activities. We have a letter of credit related to our workers’ compensation program for $0.5 million, which renews automatically and is secured by cash. During and as of the fiscal periods presented, no amounts were borrowed under these agreements.

Additional information on the obligations can be found in Note 2 and Note 7 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Purchase Obligations

Purchase obligations in the above table represent the minimum obligation under an agreement with one of our suppliers. We have agreed to purchase a minimum of $1.0 million of product through March 2007.

Guarantees

In connection with the standby letter of credit agreement obtained for the workers’ compensation insurance program, we have agreed to indemnify the bank from any third party claims related to its performance on our behalf. The term of this indemnification agreement extends beyond the term of the standby letter of credit agreements. We believe the fair value of this indemnification agreement is minimal and have not recorded a liability for it.

We have posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold these bonds should require payment from the Surety, we would be obligated to indemnify and reimburse the Surety for all costs incurred. As of March 31, 2006, we had $0.9 million of these bonds outstanding.

In the normal course of business to facilitate sales of the products, we may indemnify customers and hold them harmless against losses arising from intellectual property infringement claims. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal and have not recorded a liability for these agreements.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC Staff’s interpretation of SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to amend the date for compliance with SFAS 123R beginning with the first interim or annual period of the registrant’s first fiscal year beginning on or after June 15, 2005. Printronix will be required to adopt SFAS 123R and SAB 107 at the beginning of the first quarter of fiscal year 2007. During fiscal year 2006, the company elected to accelerate all of its remaining outstanding options to eliminate future compensation expense that would have been recorded over four years beginning fiscal year 2007 following the adoption of SFAS 123R. If we grant any options in the future, the adoption of SFAS 123R may have a material unfavorable impact on the consolidated results of operations and net income (loss) per share.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error, unless it is impracticable to do so. When it is impracticable to determine the period-specific effects of an accounting change, SFAS 154 requires application of the new accounting principle as of the earliest period for which retrospective application is practicable. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires application as if the accounting principle were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Printronix in the first quarter of fiscal year 2007. Printronix is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

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

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Risk

The foreign operations may be impacted by foreign currency fluctuations. We are not aware of any significant risks with respect to the foreign business other than those inherent in the competitive nature of the business and fluctuations in foreign currency exchange rates. We have a foreign currency-hedging program in order to mitigate exposure to foreign currency rate movements. Under the program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. The contracts are marked-to-market and the resulting gains or losses are reflected in accumulated other comprehensive income (loss). Unrealized gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged sales are realized, at which time the deferred gains or losses will be reported as an increase or decrease to sales.

The following table reflects the total foreign currency forward contracts outstanding at March 31, 2006 and March 25, 2005:

	March 31,	March 25,
	2006	2005
	(Dollar amounts in thousands)

Notional amount	€900	€4,800
Average exchange rate	1.206	1.311
Carrying value of receivable/(payable)	$(24)	$57

Foreign currency transaction and remeasurement losses from all foreign currencies were $21 thousand, $98 thousand and $8 thousand for fiscal years 2006, 2005 and 2004, respectively, principally due to the effect of changes in the value of the Euro.

The effects of changes in the Euro’s value in fiscal year 2006, compared with fiscal year 2005, were as follows: a decrease in revenue of $81 thousand, an increase in gross margin of $13 thousand, a decrease in operating expenses of $36 thousand and foreign exchange gains of $0.5 million.

The effects of changes in the Euro’s value in fiscal year 2005, compared with fiscal year 2004, were as follows: an increase in revenue of $1.9 million, an increase in gross margin of $1.4 million and increases in operating expenses of $0.3 million and foreign exchange gains of $0.2 million.

The future effect of changes in the value of the Euro or other foreign currencies on the consolidated results of operations or financial condition is difficult to predict.

Interest Rate Risk

We have financial instruments that are subject to interest rate risk, principally debt obligations and short-term cash investments. Borrowings are at variable rates for periods that generally do not exceed 90 days. Information about the bank borrowings is found in Note 2 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. Information about the fair value of the financial instruments is found in Note 1 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. If interest rates were to increase by 10 percent (32 basis points on the long-term note), the impact on the pre-tax earnings would not be material.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Printronix, Inc.

We have completed an integrated audit of Printronix, Inc.’s 2006 consolidated financial statements and of its internal control over financial reporting as of March 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Printronix, Inc. and its subsidiaries at March 31, 2006, and the results of their operations and their cash flows for the year ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California
June 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Printronix, Inc.
Irvine, CA

We have audited the accompanying consolidated balance sheet of Printronix, Inc. and its subsidiaries as of March 25, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended March 25, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Printronix, Inc. and subsidiaries at March 25, 2005, and the results of their operations and their cash flows for each of the two years in the period ended March 25, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Costa Mesa, California
May 3, 2005

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of March 31, 2006 and March 25, 2005

	March 31,	March 25,
	2006	2005
	($ in thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$41,546	$35,405
Short-term investments	547	9,500
Accounts receivable, net of allowances for doubtful accounts and sales returns of $1,483 in 2006 and $2,398 in 2005	19,292	18,207
Inventories:
Raw materials	7,881	7,354
Subassemblies	3,420	2,518
Work in process	186	261
Finished goods	2,895	2,960

Total inventory	14,382	13,093
Prepaid expenses and other current assets	1,780	1,791
Deferred income tax assets, net	196	2,590

Total current assets	77,743	80,586

Property, plant and equipment, at cost:
Machinery and equipment	26,744	28,141
Furniture and fixtures	22,889	24,996
Buildings and improvements	23,172	23,139
Land	8,100	8,100
Leasehold improvements	754	730

	81,659	85,106
Less: accumulated depreciation and amortization	(50,041)	(52,180)

Property, plant and equipment, net	31,618	32,926
Long-term deferred income tax assets, net	110	98
Other assets	513	308

Total assets	$109,984	$113,918

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$700	$700
Accounts payable	8,427	7,162
Accrued liabilities:
Payroll and employee benefits	4,552	5,275
Warranty	865	863
Deferred revenue	3,925	3,306
Professional fees	1,964	587
Other	2,522	2,228
Income taxes	2,273	145

Total current liabilities	25,228	20,266

Long-term debt, net of current portion	12,775	13,475
Deferred revenue, net of current portion	1,214	1,021
Long-term deferred income tax liabilities, net	196	—
Other long-term liabilities	331	—
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock, $0.01 par value (Authorized 30,000,000 shares; issued and outstanding 6,587,519 shares in 2006 and 6,470,260 shares in 2005)	66	65
Additional paid-in capital	36,369	35,537
Accumulated other comprehensive income	(24)	31
Retained earnings	33,829	43,523

Total stockholders’ equity	70,240	79,156

Total liabilities and stockholders’ equity	$109,984	$113,918

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For Each of the Three Fiscal Years in the Period Ended March 31, 2006

	March 31,	March 25,	March 26,
	2006	2005	2004
	($ in thousands, except share and
	per share data)

Revenue	$127,821	$131,711	$125,070
Cost of sales	79,621	80,189	77,670

Gross margin	48,200	51,522	47,400

Operating expenses:
Engineering and development	14,344	15,762	15,885
Sales and marketing	25,370	24,414	22,269
General and administrative	11,931	8,622	8,249

Total operating expenses	51,645	48,798	46,403

(Loss) income from operations	(3,445)	2,724	997
Foreign currency losses, net	21	98	8
Interest income	(1,446)	(639)	(294)
Interest expense	745	505	554
Other (income) expense, net	(12)	(10)	45

(Loss) income before income taxes	(2,753)	2,770	684
Provision for income taxes	5,206	831	52

Net (loss) income	$(7,959)	$1,939	$632

Net (loss) income per share:
Basic	$(1.28)	$0.31	$0.11
Diluted	$(1.28)	$0.30	$0.11
Shares used in computing net (loss) income per share:
Basic	6,240,041	6,356,236	5,734,633
Diluted	6,240,041	6,538,321	5,961,035

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For Each of the Three Fiscal Years in the Period Ended March 31, 2006

				Accumulated
				Other
	Common Stock		Additional	Comprehensive
	Number of		Paid-in	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
	($ in thousands, except share data)

Balance, March 28, 2003	5,611,480	$56	$29,248	$(28)	$41,800	$71,076
Exercise of stock options	525,039	5	5,377	—	—	5,382
Repurchase and retirement of shares of common stock	(106,700)	(1)	(533)	—	(527)	(1,061)
Comprehensive income (loss):
Gain on foreign currency forward-exchange contracts	—	—	—	164	—	164
Net income	—	—	—	—	632	632

Total comprehensive income	—	—	—	—	—	796

Balance, March 26, 2004	6,029,819	60	34,092	136	41,905	76,193
Exercise of stock options	150,441	2	1,445	—	—	1,447
Restricted stock granted	290,000	3	3,956	—	—	3,959
Deferred compensation — restricted stock	—	—	(3,956)	—	—	(3,956)
Cash dividends paid	—	—	—	—	(321)	(321)
Comprehensive income (loss):
Loss on foreign currency forward-exchange contracts	—	—	—	(105)	—	(105)
Net income	—	—	—	—	1,939	1,939

Total comprehensive income	—	—	—	—	—	1,834

Balance, March 25, 2005	6,470,260	65	35,537	31	43,523	79,156
Exercise of stock options	92,859	1	819	—	—	820
Restricted stock granted	24,400	—	424	—	—	424
Deferred compensation — restricted stock	—	—	(424)	—	—	(424)
Stock-based compensation due to accelerated vesting of stock options	—	—	10	—	—	10
Cash dividends paid	—	—	—	—	(1,735)	(1,735)
Tax benefit on stock options	—	—	3	—	—	3
Comprehensive income (loss):
Loss on foreign currency forward-exchange contracts	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	(7,959)	(7,959)

Total comprehensive (loss)	—	—	—	—	—	(8,014)

Balance, March 31, 2006	6,587,519	$66	$36,369	$(24)	$33,829	$70,240

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For Each of the Three Fiscal Years in the Period Ended March 31, 2006

	March 31,	March 25,	March 26,
	2006	2005	2004
	($ in thousands)

Cash Flows From Operating Activities:
Net (loss) income	$(7,959)	$1,939	$632
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,918	5,104	6,681
Stock-based compensation	10	—	—
(Recovery) provision for doubtful accounts	(651)	(120)	127
Deferred income tax provision	2,578	—	638
Loss (gain) on disposal of property, plant and equipment	176	468	(6)
Tax benefit from stock options	3	—	—
Changes in operating assets and liabilities:
Accounts receivable	(434)	321	206
Inventories	(1,289)	610	(828)
Prepaid expenses and other assets	(249)	1,980	(2,405)
Accrued interest income	(130)	—	—
Accounts payable	1,265	197	445
Payroll and employee benefits	(723)	332	(100)
Accrued warranty	2	(171)	—
Accrued professional fees	1,377	(58)	220
Accrued income taxes	2,128	(70)	186
Deferred revenue	812	1,490	595
Other liabilities	625	(593)	7

Net cash provided by operating activities	2,459	11,429	6,398

Cash Flows From Investing Activities:
Purchases of property and equipment	(4,032)	(3,922)	(3,169)
Proceeds from disposition of property, plant and equipment	246	298	204
Proceeds from sales of short-term investments	27,487	—	—
Purchases of short-term investments	(18,404)	(9,500)	—

Net cash provided by (used in) investing activities	5,297	(13,124)	(2,965)

Cash Flows From Financing Activities:
Payments made on long-term debt	(700)	(700)	(700)
Repurchase and retirement of common stock	—	—	(1,061)
Proceeds from employee stock incentive plans	820	1,450	5,382
Cash dividends declared and paid	(1,735)	(321)	—

Net cash (used in) provided by financing activities	(1,615)	429	3,621

Net increase (decrease) in cash and cash equivalents	6,141	(1,266)	7,054
Cash and cash equivalents at beginning of period	35,405	36,671	29,617

Cash and cash equivalents at end of period	$41,546	$35,405	$36,671

Supplementary Disclosures of Cash Flow Information:
Income tax paid	$674	$761	$658
Interest paid	$702	$478	$457

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2006 and March 25, 2005 and for Each of the Three Fiscal Years
in the Period Ended March 31, 2006

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

Accounting Period

We use a fifty-two or fifty-three week fiscal year ending on the last Friday of March. For the fiscal years presented, the year-end dates were March 31, 2006, March 25, 2005, and March 26, 2004. The fiscal year ended March 31, 2006 used a fifty-three week fiscal year period, while the fiscal years ended March 25, 2005 and March 26, 2004 used a fifty-two week fiscal year period.

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

Reclassification

Certain amounts for the prior years have been reclassified to conform to fiscal year 2006 financial statement presentation. The reclassification had no impact on stockholders’ equity or net (loss) income.

Cash Equivalents

We consider all highly liquid temporary cash investments with original maturities of three months or less at the time of purchase to be cash equivalents. The effect of exchange rate changes on cash balances held in foreign currencies was not material for the periods presented.

Fair Value of Financial Instruments

The consolidated balance sheets include the following financial instruments: cash, cash equivalents, short-term investments, accounts receivable, current portion of long-term debt, accounts payable, long-term debt and foreign exchange forward contracts. We consider the carrying amounts in the financial statements to approximate fair value for cash equivalents, short-term investments, accounts receivable and accounts payable because of the relatively short period of time between origination and their expected realization. The carrying values of the long-term debt and the current portion of long-term debt approximate fair value as they bear interest at current market rates.

Short-Term Investments

We evaluate the short-term investments in marketable debt securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities,” and have determined that all of the investments in marketable debt securities should be classified as held-to-maturity as of March 31, 2006 and available-for-sale as of March 25, 2005. Held-to-maturity securities are carried at amortized cost and available-for-sale securities are carried at fair value. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income. The income tax rate is zero for these transactions due to domestic operating losses and the effect of valuation allowances. Realized gains and losses are included in interest income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

The fair value of the investments in marketable debt securities is based on quoted market prices that approximate fair value due to the frequent resetting of interest rates. We assess the investments in marketable debt securities for other-than-temporary declines in value by considering various factors that include, among other things, any events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position, and our ability and intent to hold the security until a forecasted recovery of fair value.

At March 31, 2006, we had $30.8 million of investments in mortgage-backed securities with original maturities of three months or less which were included in cash and cash equivalents on the balance sheet. At March 31, 2006, the estimated fair value of each investment approximated its amortized cost and, therefore, we had no unrealized gains or losses or any non-temporary losses. During the fiscal year ended March 31, 2006, there were $27.5 million in proceeds from sales or maturities of marketable debt securities. We had no significant realized gains or losses as a result of those sales.

Short-term investments included $0.5 million in certificates of deposit as of March 31, 2006 which are carried at cost.

At March 25, 2005, the company’s investments in marketable debt securities consisted of taxable corporate auction rate securities. At March 25, 2005, the estimated fair value of each investment approximated its amortized cost and, therefore, the company had no significant unrealized gains or losses or any non-temporary losses. There were no proceeds from sales or maturities of marketable debt securities in the fiscal year ended March 25, 2005. Although contractual maturities of the debt securities are due after five years, the investments are classified as current assets in the Consolidated Balance Sheets due to the expected holding period of less than one year.

Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. We perform credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness. We maintain an allowance for doubtful accounts based upon a variety of factors. We review all open accounts and provide specific reserves for customer-collection issues when we believe the loss is probable, considering such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. We also record a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of the historical losses, which exceeded the specific reserves we had established. Receivable losses are charged against the allowance when management believes the account is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allowance for doubtful accounts was $0.8 million and $1.5 million as of March 31, 2006 and March 25, 2005, respectively. We reduced the allowance for doubtful accounts by $0.7 million during fiscal year 2006 due to changes in estimates related to resolution of various customer collection issues, which resulted in a decrease to general and administrative expense. The following table reflects the changes in the allowance for doubtful accounts during the three fiscal years ended March 31, 2006:

	Balance at	Provisions/		Balance
	Beginning	(Credits) to		at End
	of Period	Income	Deductions	of Period
	($ in thousands)

Fiscal Year Ended March 31, 2006	$1,481	$(651)	$(70)	$760

Fiscal Year Ended March 25, 2005	$1,675	$(120)	$(74)	$1,481

Fiscal Year Ended March 26, 2004	$2,610	$127	$(1,062)	$1,675

Estimated sales returns were $0.7 million and $0.9 million as of March 31, 2006 and March 25, 2005, respectively, and are reflected as a reduction to revenues in the periods established.

Inventories

We record a provision to value the inventory at the lower of the actual cost to purchase and/or manufacture the inventory, or the current estimated market value of the inventory, based upon assumptions about future demand and market conditions. We also perform an evaluation of the inventory and record a provision for estimated excess and obsolete items based upon forecasted demand, and any other known factors at the time. Inventories, which include material, labor and overhead costs, are valued at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Depreciation of property, plant and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

Machinery and equipment	2 to 15 years
Furniture and fixtures	2 to 20 years
Buildings and improvements	30 years
Leasehold improvements	Lesser of useful life or term of lease

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property, plant and equipment are capitalized at cost. When we dispose of assets, the applicable costs and accumulated depreciation and amortization thereon are removed from the accounts and any resulting gain or loss is included in income from operations in the period incurred. Depreciation and amortization expense on property, plant and equipment was $4.9 million, $5.1 million and $6.7 million for fiscal years 2006, 2005 and 2004, respectively.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an underlying asset may not be recoverable. In the event the carrying value of assets is determined to be unrecoverable, we would record an adjustment to the carrying value of the assets affected based upon a discounted-cash-flow method.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” The application of the authoritative guidance requires judgment to determine whether revenue has been realized or is realizable and earned.

Revenue from product sales is recognized when it is realized or realizable and earned, which is generally at the time of shipment and passage of title. We consider revenue to be realized or realizable and earned when persuasive evidence of a sales arrangement exists in the form of a contract or purchase order, the product has been shipped, the sales price is fixed or determinable and collection is reasonably assured. We have no further obligations after shipment of the product other than the warranty obligations. Sales are based upon written contractual agreements with our resellers that include established pricing and payment terms.

The printers contain embedded software, which we consider incidental to the sale of the printer, and no revenue is attributed to the software. We also sell standard “pre-packed” software to support bar code label printing applications and other software options. This software does not require customization, nor do we have any post-sale obligations. Revenue is recognized as this standard “pre-packed” software is shipped with the printer.

Revenue arrangements with multiple deliverables, such as the delivery of multiple products or performance of multiple services, are identified into separate units of accounting based on their fair value and are recognized as each unit of accounting is earned in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” Occasionally, we install Print and Apply thermal printers. In instances in which we have determined installation to be inconsequential and perfunctory, revenue is recognized at the time of sale of the printer. In all other instances, the printer revenue and applicable installation revenue are deferred until customer acceptance is obtained. For the year ended March 31, 2006, there were no instances in which we determined installation to be inconsequential and perfunctory, and there was an immaterial amount of revenue deferred under these arrangements.

We offer professional services, which are generally short-term in duration and are recognized as revenue upon completion and acceptance of the service.

We record revenue for shipping costs charged to customers. The related shipping costs incurred are recorded in cost of sales.

We offer printer-maintenance services through service agreements that customers may purchase separately from the printer. These agreements commence upon expiration of the warranty period and are mostly for a one-year period. We provide the point-of-customer-contact and initial diagnostic services, and supply the parts used for printer repairs. We have contracted with third parties to perform the on-site repair services. The maintenance service agreements are separately priced at fair value as defined in FASB Technical Bulletin (“FTB”) No. 90-1. Accordingly, for those transactions in which maintenance service agreements are purchased concurrently with the purchase of printers, we defer revenue based on the fair value for the maintenance services agreements. Revenue from maintenance service contracts is then recognized on a straight-line basis over the period of each individual contract, which approximates the manner in which costs are incurred.

Judgment is required to record an allowance for future product returns. Our business model of configuring products to order for each customer and, in most cases, direct shipping to end users greatly reduces the amount of inventory in the channel, effectively reduces product return liability and aids in estimating future product returns. We evaluate the adequacy of the recorded allowance for product returns and record a provision as a revenue reduction for the estimated amount of future returns, based upon historical experience, authorization we have granted for significant pending returns and any other known factors.

We reduce revenue at the time of sale for estimated customer returns, price protection, rebates and other sales incentives that occur under established sales programs. Judgment is required to record these estimated revenue reductions.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Costs

We maintain an accrual for warranty obligations based upon our claims experience and other known factors. We evaluate the warranty accrual requirements and record a provision for estimated warranty obligations to cost of sales. We determine the provision for warranty charges by applying the estimated repair cost and estimated return rates to the outstanding units under warranty. We generally offer either a 90-day on-site repair option or a 12-month return-to-factory option. The 90-day warranty covers the cost of the parts and the labor to replace these parts. The 12-month warranty covers only the replacement parts. If a defective product cannot be repaired, it is replaced at no additional cost to the customer. Supplies are warranted for the shelf life of the products, which can be up to two years.

The following is a summary of the accrued warranty obligation for the two fiscal years in the period ended March 31, 2006:

	March 31,	March 25,
	2006	2005
	($ amounts in thousands)

Beginning balance, warranty accrual	$863	$1,033
Add warranty expense	989	1,002
Accrual adjustments to reflect actual experience	(6)	(125)
Deduct warranty charges incurred	(981)	(1,047)

Ending balance, warranty accrual	$865	$863

Engineering and Development

Engineering and development costs are expensed as incurred and consist of labor, supplies, consulting and other costs related to developing and improving our products and solutions.

Advertising

We expense advertising costs, including promotional literature, brochures and trade shows as incurred. Advertising expense was $2.6 million, $2.7 million and $2.5 million for fiscal years 2006, 2005 and 2004, respectively.

Foreign Currency Gains and Losses

The United States dollar is the functional currency for all of the foreign subsidiaries. Transactions that are recorded in currencies other than the United States dollar may result in transaction gains or losses at the end of the period and when the related receivable or payable is paid. For these subsidiaries, the assets and liabilities have been remeasured at the end of the period exchange rates, except inventories and property, plant and equipment, which have been remeasured at historical rates. The statements of income have been remeasured at average rates of exchange for the period, except cost of sales and depreciation, which have been remeasured at historical rates. We predominantly sell our products in United States dollars and in Euros.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of the asset-and-liability method for financial accounting and reporting for income taxes, and further prescribes that current and deferred tax balances be determined based upon the difference between the financial statement bases and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. Our effective tax rate includes the impact of undistributed foreign earnings for which no U.S. taxes have been provided because we plan to reinvest such earnings indefinitely outside the United

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

States. Repatriating eligible foreign earnings under the temporary provision of the American Jobs Creation Act of 2004, as discussed below in Note 5, would not be treated as an exception to our policy and intent of permanently investing such foreign earnings outside of the United States.

We review our deferred tax assets for realization based upon historical taxable income, prudent and feasible tax planning strategies, the expected timing of the reversals of existing temporary differences and expected future taxable income. We record a valuation allowance to reduce our deferred tax assets to the amount management believes will more likely than not be realized. In the fourth quarter of fiscal year 2006, we recorded a charge of $2.6 million to increase the valuation allowance against our deferred tax assets as a result of cumulative domestic operating losses.

During the fourth quarter of fiscal year 2006, the company repatriated $32.0 million in cash dividends subject to the elective 85 percent dividend received deduction. Accordingly, the company recognized a related income tax expense for federal and state taxes of $1.0 million and foreign withholding taxes of $1.1 million (Note 5).

Contingencies

We account for contingencies in accordance with accounting guidance, including, but not limited to, SFAS No. 5 “Accounting for Contingencies” and Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). We evaluate the degree of probability of an unfavorable outcome and the ability to reasonably estimate the loss related to legal claims, environmental issues, tax related uncertainties, guarantees, including indirect guarantees of the indebtedness of others, and other known issues, and record a charge to earnings if appropriate.

Net (Loss) Income Per Share

Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed using the weighted average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive.

Net (loss) income per share data for each of the three fiscal years in the period ended March 31, 2006, is as follows:

	March 31,	March 25,	March 26,
	2006	2005	2004
	($ in thousands, except share and per share data)

Net (loss) income	$(7,959)	$1,939	$632
Basic weighted average shares outstanding	6,240,041	6,356,236	5,734,633

Basic net (loss) income per share	$(1.28)	$0.31	$0.11

Effect of dilutive securities:
Basic weighted average shares outstanding	6,240,041	6,356,236	5,734,633
Dilutive effect of stock options	—	182,085	226,402

Dilutive weighted average shares outstanding	6,240,041	6,538,321	5,961,035

Diluted net (loss) income per share	$(1.28)	$0.30	$0.11

The dilutive weighted average shares outstanding do not include the antidilutive impact of 119,307 shares, 76,153 shares, and 39,132 shares for fiscal years 2006, 2005 and 2004, respectively, because the exercise price of the stock options exceeded the average market value of the stock for that period. In addition, the dilutive weighted average shares outstanding do not include the antidilutive impact of 205,981 shares for fiscal year 2006 as a result of net losses.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Stock-Based Compensation

We account for stock-based compensation issued to employees using the intrinsic-value-based method as prescribed by the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic-value-based method, compensation is the excess, if any, of the fair market value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period (Note 4). We grant options for common stock at an option price equal to the fair market value of the stock at the date of the grant. Accordingly, we do not record stock-based compensation expense for these options.

The following table illustrates the effect on net (loss) income and net (loss) income per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation and is provided in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

	March 31,	March 25,	March 26,
	2006	2005	2004
	($ in thousands, except per share data)

Net (loss) income, as reported	$(7,959)	$1,939	$632
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(670)	(223)	(315)

Proforma net (loss) income	$(8,629)	$1,716	$317

Net (loss) income per share:
Basic — as reported	$(1.28)	$0.31	$0.11
Basic — pro forma	$(1.38)	$0.27	$0.06
Diluted — as reported	$(1.28)	$0.30	$0.11
Diluted — pro forma	$(1.38)	$0.26	$0.05

In December 2005, we accelerated the vesting of all of the company’s “out-of-the-money” stock options (96,402 shares at a weighted average exercise price of $16.96 per share) previously granted under the 1994 Stock Incentive Plan. No compensation expense resulted from the accelerated vesting of these options. In March 2006, we accelerated the vesting of all remaining stock options (60,121 shares at a weighted average exercise price of $12.11 per share) previously granted under the 1994 Stock Incentive Plan and the 2005 Stock Option Plan. As a result of the acceleration of the “in-the-money” stock options, approximately $10 thousand of stock-based employee compensation cost is reflected in net loss for fiscal year 2006 in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25.”

We elected to accelerate the above options to eliminate future compensation expense that would have been recorded over four years beginning fiscal year 2007 following the adoption of SFAS 123R. The table above reflects the proforma expense of approximately $0.4 million associated with the accelerated vesting of these options.

The weighted-average fair value of options granted during fiscal years 2006, 2005 and 2004 was $4.80, $5.70, and $5.07 per share, respectively.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option granted to employees is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions for each of the three fiscal years in the period ended March 31, 2006:

	March 31,	March 25,	March 26,
	2006	2005	2004

Average volatility	43%	42%	63%
Weighted average risk-free interest rate	4.4%	3.4%	1.9%
Dividend yield	1.2%	0.2%	0.0%
Average expected life	3.4 years	3.4 years	3.6 years

Foreign Currency Hedging

We have a foreign currency-hedging program in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. Under the program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. We had outstanding forward-exchange contracts with a notional amount of €0.9 million, approximately $1.1 million, and €4.8 million, approximately $6.3 million at March 31, 2006, and March 25, 2005, respectively. Based on the fair value of these contracts at March 31, 2006, we recorded a liability of $24 thousand, which is included in the accrued expenses — other portion of the Consolidated Balance Sheet. At March 25, 2005, we recorded an asset of $0.1 million, which is included in the prepaid expenses and other current assets portion of the Consolidated Balance Sheet. For the three fiscal years in the period ended March 31, 2006, the hedges were effective and, as a result, there was no charge to earnings for any ineffective portion of the change in fair value of the hedges.

Other Comprehensive (Loss) Income

Other comprehensive (loss) income represents unrealized gains and losses on the Euro foreign currency forward-exchange contracts that qualify for hedge accounting and unrealized gains and losses on short-term investments. The aggregate amount of such gains or losses that have not yet been recognized in net (loss) income is reported in the equity portion of the Consolidated Balance Sheets as accumulated other comprehensive (loss) income.

Concentration of Credit Risk

Our accounts receivable include substantial receivables from a few large resellers, and a significant change in the liquidity or financial position of any one of these resellers, or other significant changes in estimates or circumstances with other customers, could result in an additional allowance that could have a material adverse effect upon the operating results and financial condition for the period or periods in which such information is known.

Printronix’s largest customer’s (IBM) receivable balance represented 24.7 percent and 20.9 percent of total accounts receivable at March 31, 2006, and March 25, 2005, respectively. The two largest customers’ receivable balances combined represented 34.2 percent and 25.1 percent of total accounts receivable at March 31, 2006, and March 25, 2005, respectively. The 10 largest customers’ receivable balances collectively represented 57.7 percent and 44.6 percent of total accounts receivable at March 31, 2006, and March 25, 2005, respectively. Credit risk with respect to other accounts receivable is generally diversified because of the large number of entities comprising the customer base and their dispersion across many geographical regions. We continuously evaluate the creditworthiness and the financial condition of the resellers and other customers. We require collateral, such as letters of credit, in certain circumstances.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of credit risk also exists in the short-term investments. Short-term investments are made with high-quality banks or brokerage firms in investment grade securities and highly liquid cash equivalents.

New Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — an Amendment of ARB 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and will be adopted by the company in the first quarter of fiscal year 2007. We are currently evaluating the financial statement impact of the implementation of SFAS 151. We do not expect the adoption of SFAS 151 to have a material impact on the consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC Staff’s interpretation of SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to amend the date for compliance with SFAS 123R beginning with the first interim or annual period of the registrant’s first fiscal year beginning on or after June 15, 2005. Printronix will be required to adopt SFAS 123R and SAB 107 at the beginning of the first quarter of fiscal year 2007. In fiscal year 2006, the company elected to accelerate all remaining outstanding options to eliminate future compensation expense that would have been recorded over four years beginning fiscal year 2007 following the adoption of SFAS 123R. If we grant any options in the future, the adoption of SFAS 123R may have a material unfavorable impact on the consolidated results of operations and net income (loss) per share.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error, unless it is impracticable to do so. When it is impracticable to determine the period-specific effects of an accounting change, SFAS 154 requires application of the new accounting principle as of the earliest period for which retrospective application is practicable. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires application as if the accounting principle were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Printronix in the first quarter of fiscal year 2007. Printronix is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the FASB issued EITF 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features, (Such as Terms Specified in Altersteilzeit Early Retirement Arrangements).” The Altersteilzeit arrangement is an early retirement program in Germany designed to create an incentive for employees, within a certain age group, to transition from (full or part-time) employment into retirement before their legal retirement age. The EITF is effective for fiscal years beginning after December 15, 2005. We believe the adoption of this EITF will have no impact on the consolidated financial position, results of operations or cash flow.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2	Bank Borrowings and Debt Arrangements

Long-Term Note

As of March 31, 2006, the company has a $13.5 million long-term note with a United States bank collateralized by its Irvine facility. As of March 31, 2006, the Irvine facility had a carrying value of $20.4 million. The note contains customary default provisions and has no financial covenants. The note requires monthly principal and interest payments, with a balloon payment of $12.6 million due June 1, 2007. Interest on the note is at variable rates based upon the London Interbank Offered Rate (“LIBOR”) plus 1.25 percent, and is reset for periods from one month up to one year, at our discretion. The interest rate on the note was 6.1 percent as of March 31, 2006. During fiscal years 2006, 2005 and 2004, the weighted average interest rate on the note was 5.2 percent, 3.2 percent and 2.4 percent, respectively.

We ended fiscal year 2006 with a balance of $13.5 million on the note, which consisted of long-term debt of $12.8 million and the current portion of long-term debt of $0.7 million. Repayment of the note is as follows: $0.7 million for fiscal year 2007, and $12.8 million, which includes the balloon payment, in fiscal year 2008.

Lines of Credit and Standby Letters of Credit

At March 31, 2006, one of the foreign subsidiaries maintained unsecured lines of credit for $2.1 million with major foreign banks, which included a standby letter of credit of $1.5 million. These credit facilities are subject to a financial covenant, which requires that we maintain a net worth of not less than $64.0 million. We were in compliance with this financial covenant for all fiscal periods presented. The parent company guarantees any amounts outstanding up to $1.8 million on one of the lines of credit. There were no cash borrowings against these lines of credit for the fiscal periods presented. No fees are charged for the unused portion of the lines of credit. Any borrowings on the lines of credit would be subject to interest rates at approximately 0.25 percent to 1.0 percent above the prime-lending rate.

We maintain a standby letter of credit related to our workers’ compensation program for $0.5 million. The standby letter of credit is secured by a cash deposit and is automatically renewed annually. There were no cash borrowings against this letter of credit for the fiscal periods presented. Any borrowings would be subject to interest rates at 2.0 percent above the prime-lending rate, subject to certain maximum limits.

Credit Agreement for Hedging Activity

We have a commitment facility for $2.4 million with a major foreign bank to support the hedging activities. This commitment facility has no restrictive covenants and is available to fund any forward currency contracts should we be unable to satisfy our obligations. The agreement automatically renews annually, subject to certain administrative compliance requirements. There are no annual fees under this agreement. Any borrowings under this agreement would be subject to interest rates available at that time. During fiscal years 2006, 2005 and 2004, no amounts were borrowed under this commitment facility.

Interest Expense

Interest expense was $0.7 million, $0.5 million and $0.6 million for fiscal years 2006, 2005 and 2004, respectively.

Note 3	Employee Benefit Plans

Savings and Investment Plan

We have a 401(k) Savings and Investment Plan (the “401(k) Plan”), for all eligible employees, which is designed to be tax deferred in accordance with the provisions of Section 401(k) of the Internal Revenue Code. All United States employees (including officers, but not outside directors) may make contributions up to certain limits

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established by the Internal Revenue Code, on a tax-deferred basis through a “salary reduction” arrangement. We match employee contributions up to a maximum of 1 percent of salary, or $1,000 per year, whichever is less. Employee contributions are always 100 percent vested. The contributions become fully vested after four full years of employment. The contributions to the 401(k) Plan were $246 thousand, $254 thousand and $43 thousand for the fiscal years 2006, 2005 and 2004, respectively.

Profit Sharing Plan

We also maintain a discretionary worldwide quarterly profit-sharing plan for qualified employees. Employees who have been with Printronix for 90 days of continuous service are eligible to participate in the profit-sharing plan. We allocate a percentage of pre-tax operating profit to a profit-sharing pool, which we then distribute to eligible employees pro-rata based upon quarterly salary. In addition, certain executives are eligible to participate in a quarterly bonus plan, which is contingent upon achieving specific operating performance targets established by the compensation/stock option committee of the Board of Directors. The contributions to both of these plans totaled $0.2 million, $0.7 million, and $0.4 million for the fiscal years 2006, 2005 and 2004.

Defined Benefit Pension Plan

We sponsor a defined benefit pension plan in Germany for our employees. The pension benefits are based on length of service, wage level, and position in the company. As of March 31, 2006 and March 25, 2005, there were four participants in the plan. During the fourth quarter of fiscal year 2006, we applied SFAS No. 87, “Employers’ Accounting for Pensions” using March 31 as the measurement date. As a result, we recorded service cost of $29 thousand, interest cost of $14 thousand, foreign exchange gains of $18 thousand, and an adjustment of $142 thousand related to prior years. We concluded that the impact on the prior years and current year for this $142 thousand increase in the pension obligation was not material to the consolidated financial statements. We have elected to record the change in the pension benefit obligation as our net periodic benefit cost. As of March 31, 2006 and March 25, 2005, the pension benefit obligation recorded was $331 thousand and $164 thousand, respectively.

The weighted-average assumptions used to determine the net periodic benefit cost for both fiscal years 2006 and 2005 were as follows: discount rate of 4.5 percent, rate of increase in compensation levels of 2.5 percent, and rate of increase in benefit payments of 1.5 percent. No estimated future benefit payments are expected to be paid during fiscal years 2007 through 2011. During fiscal years 2012 through 2016, the estimated future benefit payments expected to be paid is $5 thousand.

Plan assets as of March 31, 2006 and March 25, 2005 were approximately $5 thousand and $4 thousand, respectively.

Note 4	Stockholders’ Equity

Stock Incentive Plan — Common Stock Options

The 1994 Stock Incentive Plan (the “1994 Plan”) expired in August 2005. As of March 31, 2006, there were 518,224 stock options outstanding that were previously granted subject to the rights of that plan and no stock options available to grant. The company’s shareholders approved the Printronix, Inc. 2005 Stock Option Plan (the “2005 Plan”) during the second quarter of fiscal year 2006. The 2005 Plan authorizes the sale of up to a total of 600,000 shares of the company’s common stock pursuant to either of two types of “Stock Awards”: (1) stock options; and (2) shares of stock acquired pursuant to stock purchase agreements containing certain restrictions (“restricted stock”). Individuals are granted options under the 2005 Plan at terms (purchase price, expiration date and vesting schedule) established by a committee of the Board of Directors. Under the 2005 Plan, options are granted either in accordance with contractual arrangements or at a price that is equal to fair market value on the date of grant. Such options expire up to ten years after the grant date. Under restricted stock purchase agreements,

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

individuals purchase shares when the Stock Award is granted; the shares are restricted as the rights to full beneficial ownership vest only upon achievement of certain performance criteria.

When the 2005 Plan was approved by the company’s stockholders, the company’s ability to grant new awards under the 1994 Plan terminated, but did not affect awards then outstanding under the 1994 Plan. In fiscal year 2006, we accelerated the vesting of all remaining stock options as described in Note 1.

A summary of the status of the company’s stock option grants for each of the three fiscal years in the period ended March 31, 2006 is presented below:

	March 31, 2006		March 25, 2005		March 26, 2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Common Stock Options	Shares	Price	Shares	Price	Shares	Price

Beginning, outstanding	622,748	$10.04	695,952	$9.28	1,335,812	$9.78
Granted	13,800	15.08	121,835	16.94	9,300	11.16
Exercised	(92,859)	8.83	(150,441)	9.61	(525,039)	10.25
Forfeited and expired	(16,965)	15.82	(44,598)	18.41	(124,121)	10.72

Ending, outstanding	526,724	$10.20	622,748	$10.04	695,952	$9.28

Options exercisable	526,724		391,537		417,805

As of March 31, 2006, there were 591,500 shares available to grant.

A detail of options outstanding and exercisable as of March 31, 2006, is presented below:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$ 5.30 - $ 8.90	234,621	5.02	$5.57	234,621	$5.57
$ 9.70 - $11.85	144,083	1.08	$11.70	144,083	$11.70
$11.98 - $17.73	148,020	3.34	$16.09	148,020	$16.09

$ 5.30 - $17.73	526,724	3.47	$10.20	526,724	$10.20

Stock Incentive Plan — Restricted Stock

Under the 1994 Plan, grants of restricted stock can be made at any price. During fiscal year 2005, we reserved 366,722 shares for future issuance as restricted stock under the 1994 Plan. Of the total reserved, 56,722 shares were reserved for future issuance to the non-employee Board of Directors and key employees. The restricted stock shares are performance based and vest only if the company achieves certain financial targets over a total of 6 fiscal years.

As of March 25, 2005, none of the 56,722 shares were issued and outstanding. In addition, 290,000 of the 310,000 shares were issued and outstanding and 20,000 shares were not issued but could be purchased by an employee if certain performance criteria were met.

The weighted-average grant date fair value on the restricted stock granted during fiscal 2006 and 2005 was $17.40 and $13.65, respectively.

During fiscal year 2006, we issued 24,400 of the 56,722 shares, bringing the total restricted stock issued to 314,400 shares. In addition, 20,000 shares were not issued but could be purchased by an employee if certain performance criteria were met.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company has not met, nor is it probable any of the performance targets will be met as of March 31, 2006. Accordingly, no compensation expense has been recorded for the two fiscal years in the period ended March 31, 2006.

See Accounting for Stock-Based Compensation in Note 1 for the pro forma disclosures of net (loss) income and net (loss) income per share required under SFAS No. 123.

Common Share Purchase Rights

On March 16, 1989, we declared a dividend payable on April 4, 1989, of 10,311,603 Common Share Purchase Rights. Each right, when exercisable, entitles a stockholder to buy one share of common stock at an exercise price of $15.55, subject to adjustment. The rights become exercisable ten days after certain persons or groups announce acquisition of 20 percent or more, or announce an offer for 30 percent or more, of the common stock. The rights are nonvoting, originally expired in ten years and may be redeemed prior to becoming exercisable. In the event we are acquired in a merger or other business combination, each outstanding right would entitle a holder to purchase, at the current exercise price, that number of shares of common stock of the surviving company having a market value equal to two times the exercise price of the right. Prior to expiration of the rights, the plan under which the rights were granted was amended to, among other things, extend the plan for an additional ten years and change the exercise price to $70.00. The rights expire at the earlier of April 4, 2009, or the exchange or redemption as described above.

Stock Repurchases

During fiscal year 2002, the Board of Directors authorized the company to purchase up to 500,000 shares of the company’s outstanding common stock. Purchases may be made from time-to-time in the open market. No shares of common stock were repurchased during fiscal years 2006 and 2005. In fiscal years 2004 and 2003, 106,700 and 161,967 shares, respectively, of common stock were repurchased at prices ranging from $9.03 to $11.87 per share for a total cost of $1.1 million in fiscal year 2004 and $1.7 million in fiscal year 2003. Future purchases of 227,395 shares of common stock may be made at our discretion.

Cash Dividends

During fiscal year 2005, we announced the first quarterly cash dividend totaling $0.05 per share, or $0.3 million, based on 6.5 million shares outstanding. During fiscal year 2006, we paid quarterly dividends of $0.07 per share, or $1.7 million, based on 6.6 million shares outstanding.

Note 5	Income Taxes

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for each of the three fiscal years in the period ended March 31, 2006 consisted of the following:

	March 31,	March 25,	March 26,
	2006	2005	2004
	($ in thousands)
Current provision (benefit):
Federal	$—	$—	$(1,229)
Tax repatriation charge	1,011	—	—
State	27	(15)	105
Tax repatriation charge	24	—	—
Foreign	1,566	846	538
Deferred provision	2,578	—	638

Provision for income taxes	$5,206	$831	$52

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts for the tax provision (benefit) above are classified by the location of the taxing authority and not geographical region.

Components of (Loss) Income Before Taxes

The components of (loss) income before taxes, based upon the tax jurisdiction, for each of the three fiscal years in the period ended March 31, 2006 consisted of the following:

	March 31,	March 25,	March 26,
	2006	2005	2004
	($ in thousands)

United States	$(5,054)	$1,290	$2,434
Foreign	2,301	1,480	(1,750)

(Loss) income before taxes	$(2,753)	$2,770	$684

During fiscal year 2004, the company completed a federal income tax audit that resulted in additional one-time United States income of $6.0 million and additional charges to foreign subsidiaries of $6.0 million. The completion of this audit had no effect on consolidated net income.

American Jobs Creation Act

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was passed. This Act creates a temporary incentive for U.S. multi-national companies to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction results in a reduced federal tax rate on the repatriated earnings.

During the fourth quarter of fiscal year 2006, the Board of Directors and Chief Executive Officer approved a domestic reinvestment plan as required by the Act and the company repatriated $32.0 million in cash dividends subject to the elective 85 percent dividend received deduction. Accordingly, the company recognized a related income tax expense for federal and state taxes of $1.0 million. Moreover, there was a $1.1 million foreign withholding tax expense pursuant to the dividend payment. Uses of the repatriated funds included funding of worker hiring, training and other compensation, as well as other permitted activities under the Act.

Deferred Income Tax Provision

Deferred income taxes result from differences in the timing of reporting income and expenses for financial statement and income tax reporting purposes.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred income tax provision (benefit) for each of the three fiscal years in the period ended March 31, 2006 consisted of the following:

	March 31,	March 25,	March 26,
	2006	2005	2004
	($ in thousands)

Capitalized research and development	$66	$36	$35
Tax depreciation over (under) depreciation for financial reporting purposes	(418)	180	(271)
Inventory costs capitalized for tax, expensed for financial reporting purposes	(51)	492	251
(Increases) decreases in reserves	(52)	218	601
Net operating loss carryforwards	(949)	(164)	(2,007)
Credit carryforwards	961	(6,497)	(1,668)
Valuation allowance	3,021	5,735	3,697

Deferred income tax provision	$2,578	$—	$638

We review our deferred tax assets for realization based upon historical taxable income, prudent and feasible tax planning strategies, the expected timing of the reversals of existing temporary differences and expected future taxable income. We record a valuation allowance to reduce our deferred tax assets to the amount management believes will more likely than not be realized.

We recorded a charge of $2.6 million in fiscal year 2006 to increase the valuation allowance against our U.S. deferred tax assets. Management believed that it will not be feasible for the company to implement the intellectual property tax planning strategy due to changes in circumstances that occurred during the fourth quarter of fiscal year 2006.

Deferred income taxes are not provided for the undistributed earnings of the foreign subsidiaries, which totaled approximately $20.5 million as of March 31, 2006, as we intend to reinvest these earnings indefinitely outside of the United States. Should we be required to repatriate these funds, the deferred tax liability would be approximately $7.0 million. Repatriating eligible foreign earnings under the temporary provision of the American Jobs Creation Act of 2004 was not treated as an exception to our policy and intent of permanently investing such foreign earnings outside of the United States.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Income Tax Assets and Liabilities

The deferred income tax assets and liabilities as of March 31, 2006 and March 25, 2005 consisted of the following:

	March 31,	March 25,
U.S. Deferred Income Tax Assets and Liabilities	2006	2005
	($ in thousands)

Inventory costs capitalized for tax, expensed for financial reporting purposes	$505	$453
Reserves	1,975	1,925
California manufacturing investment credit	264	212
Valuation allowance	(2,548)	—

Deferred income tax assets — current	$196	$2,590

Capitalized research and development	$404	$469
Net operating loss carryforwards	3,972	2,787
Credit carryforwards	8,739	9,752
Excess of tax depreciation over financial reporting depreciation	(1,131)	(1,548)
Valuation allowance	(12,180)	(11,473)

Deferred income tax liabilities — long-term	$(196)	$(13)

	March 31,	March 25,
Foreign Deferred Income Tax Assets and Liabilities	2006	2005
	($ in thousands)

Excess of financial reporting depreciation over tax depreciation	$110	$111
Valuation allowance	—	—

Deferred income tax assets — long-term	$110	$111

In fiscal year 2006, the total change in the valuation allowance was $3.3 million. This included the tax-affected amount of $0.3 million related to non-qualified stock options exercised and the $2.6 million charge to increase the valuation allowance related to net operating loss carryforwards and current deferred tax assets.

In fiscal year 2005, we recorded an increase of $5.1 million for state research and development credit carryforwards. The total change in the valuation allowance was $6.1 million. This included the tax-affected amount of $0.4 million related to non-qualified stock options exercised and the $5.7 million charge to increase the valuation allowance related to certain tax carryforwards.

In fiscal year 2004, the total change in the valuation allowance was $4.7 million. This included the tax-affected amount of $1.0 million related to non-qualified stock options exercised and the $3.7 million charge to increase the valuation allowance related to certain tax carryforwards.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the changes in the valuation allowance during the three fiscal years ended March 31, 2006 (amounts in thousands):

Valuation allowance at March 28, 2003	$602
Additional provision for valuation allowance	4,715
Utilization of valuation allowance	—

Valuation allowance at March 26, 2004	$5,317

Additional provision for valuation allowance	6,156
Utilization of valuation allowance	—

Valuation allowance at March 25, 2005	$11,473

Additional provision for valuation allowance	3,255
Utilization of valuation allowance	—

Valuation allowance at March 31, 2006	$14,728

The tax effected federal and state net operating losses and credit carryforwards expire as follows:

	Amount	Fiscal Years
	($ in thousands)

Net operating losses:
Federal	$3,854	2023 to 2026
State	118	2013 to 2016

	$3,972

Credit carryforwards:
Federal foreign tax credit	$2,588	2011 to 2016
Federal research and development credit	2,826	2018 to 2026
California research and development credit	3,449	Indefinite
California manufacturing investment credit	140	2006 to 2013

	$9,003

The net operating losses include losses related to the exercise of non-qualified stock options, totaling $1.5 million, which will not be available to offset earnings but must be charged to equity upon realization.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Effective Tax Rate to Statutory Federal Tax Rate

Reconciliation of the effective tax rate to the statutory federal tax rate for the three fiscal years in the period ended March 31, 2006 consisted of the following:

	March 31,		March 25,		March 26,
	2006	%	2005	%	2004	%
	($ in thousands)

Provision computed at statutory rates	$(936)	34.0%	$942	34.0%	$233	34.0%
State income tax provision, net of federal tax benefit	(191)	6.9%	(10)	(0.3)%	69	10.1%
Difference in effective foreign tax rates	(689)	25.0%	(159)	(5.7)%	(1,254)	(183.4)%
Foreign withholding taxes	1,112	(40.4)%	—	—	—	—
Jobs Act tax repatriation charge	1,034	(37.6)%	—	—	—	—
Jobs Act tax — State NOL	525	(19.1)%	—	—	—	—
Research and development credits	(739)	26.8%	(5,994)	(216.4)%	(2,600)	(380.1)%
Valuation allowance	3,021	(109.7)%	5,735	207.0%	3,697	540.5%
Change in state tax credits	2,110	(76.6)%	—	—	—	—
Change in estimates	(144)	5.2%	260	9.4%	—	—
Other	103	(3.6)%	57	2.0%	(93)	(13.5)%

Income tax provision	$5,206	(189.1)%	$831	30.0%	$52	7.6%

We have subsidiaries in various countries and therefore are subject to varying income tax rates. The worldwide effective tax rate for fiscal year 2006 was a negative 189.1 percent, which differs from the federal statutory rate principally as a result of the tax expenses on the repatriated dividend pursuant to the Act, foreign income taxes, and the additional valuation allowance recorded against the company’s deferred tax assets. The other primary reconciling items include changes in rate benefiting the state research and development credits, the increase in the valuation allowance related to certain tax carryforwards, and pre-tax earnings of subsidiaries that operate within lower-tax jurisdictions.

The effective tax rates for fiscal years 2005 and 2004 were 30.0 percent and 7.6 percent, respectively, which differs from the federal statutory rate principally as a result of domestic operating losses, increases in the valuation allowance and pre-tax earnings by subsidiaries that operate within lower-tax jurisdictions. In addition, the fiscal year 2005 and 2004 rates included the benefit from the federal and state research and development tax credit.

We have a favorable pioneer tax status that began in April 1996 in Singapore which exempted income generated from the manufacture and sale of the Printronix P5000 Series line matrix and T5000 thermal products by our Singapore subsidiary from income tax liability. The pioneer status ended March 26, 2004. In the third fiscal quarter of fiscal year 2005, we received an extension which was retroactive to the beginning of fiscal year 2005 and which now expires at the end of fiscal year 2007. The pioneer status mandates that we meet certain capital spending and human capital requirements that have been met.

The pioneer status in Singapore resulted in foreign tax savings of $0.6 million for fiscal year 2006, $0.3 million for fiscal year 2005, and $0.8 million for fiscal year 2004. The effect of this pioneer status was to reduce diluted net loss per share for fiscal year 2006 by 10 cents. The diluted net income per share effect of this pioneer status was an increase of 5 cents and 13 cents for fiscal years 2005 and 2004, respectively.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6	Segment and Customer Data

We manufacture and sell a variety of printers and associated products and conduct business in a single operating segment. Geographical data based upon the principal location of the operations for each of the three fiscal years in the period ended March 31, 2006, is as follows:

		Europe,
	The	Middle East	Asia
	Americas	& Africa	Pacific	Eliminations	Consolidated
	($ in thousands)

March 31, 2006
Revenue:
Net sales	$63,880	$38,081	$25,860	$—	$127,821
Transfers between geographical locations	6,916	947	26,289	(34,152)	—

	$70,796	$39,028	$52,149	$(34,152)	$127,821

(Loss) income from operations	$(5,458)	$662	$1,351	$—	$(3,445)

Long-lived assets	$25,022	$849	$6,260	$—	$32,131

March 25, 2005
Revenue:
Net sales	$63,289	$43,702	$24,720	$—	$131,711
Transfers between geographical locations	8,190	548	26,417	(35,155)	—

	$71,479	$44,250	$51,137	$(35,155)	$131,711

(Loss) income from operations	$(2,820)	$2,300	$3,244	$—	$2,724

Long-lived assets	$26,439	$833	$5,962	$—	$33,234

March 26, 2004
Revenue:
Net sales	$67,842	$36,328	$20,900	$—	$125,070
Transfers between geographical locations	7,383	578	26,363	(34,324)	—

	$75,225	$36,906	$47,263	$(34,324)	$125,070

(Loss) income from operations	$(2,777)	$1,686	$2,088	$—	$997

Long-lived assets	$28,131	$706	$6,357	$—	$35,194

Geographical information is based upon the principal location of the operations and not upon the location of the customers. Transfers between geographical locations are billed at manufacturing costs plus a margin representing a reasonable rate of return for activities performed. Certain operating expenses have been redistributed among geographical regions to reflect a reasonable allocation of operating expenses that support worldwide operations. The Americas’ sales included export sales of $4.6 million for fiscal year 2006, principally to Latin America and Canada, leaving U.S. sales of $59.3 million. Total foreign sales were $68.5 million for fiscal year 2006. The Americas’ sales included export sales, principally to Europe, Latin America, and Canada, of $4.1 million for fiscal year 2005, leaving U.S. sales of $59.2 million. Total foreign sales were $72.5 million in fiscal year 2005. The Americas’ sales included export sales of $7.3 million for fiscal year 2004, leaving U.S. sales of $60.5 million. Total foreign sales were $64.6 million in fiscal year 2004.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales by Product Line

Sales by product line for the three fiscal years in the period ended March 31, 2006 were as follows:

	Year Ended			Percent of Total Sales
	March 31,	March 25,	March 26,	March 31,	March 25,	March 26,
Product Technology:	2006	2005	2004	2006	2005	2004
	(Dollar amounts in thousands)

Line matrix	$91,176	$92,463	$89,620	71.3%	70.2%	71.6%
Thermal (includes RFID) *	23,201	24,249	18,345	18.2%	18.4%	14.7%
Laser	11,406	12,874	14,715	8.9%	9.8%	11.8%
Verification products	2,038	2,125	2,390	1.6%	1.6%	1.9%

	$127,821	$131,711	$125,070	100.0%	100.0%	100.0%

* RFID	$3,214	$2,647	$294	2.5%	2.0%	0.2%

Sales by Customer Location

Sales by customer location for the three fiscal years in the period ended March 31, 2006 were as follows:

	Year Ended			Percent of Total Sales
	March 31,	March 25,	March 26,	March 31,	March 25,	March 26,
Customer Location:	2006	2005	2004	2006	2005	2004
	(Dollar amounts in thousands)

Americas	$63,011	$62,419	$63,579	49.3%	47.4%	50.9%
EMEA	41,213	46,651	42,183	32.2%	35.4%	33.7%
Asia Pacific	23,597	22,641	19,308	18.5%	17.2%	15.4%

	$127,821	$131,711	$125,070	100.0%	100.0%	100.0%

In fiscal years 2006, 2005 and 2004, two resellers each represented a significant percentage of consolidated revenue. Sales to the largest reseller, IBM, represented 22.5 percent of revenue for fiscal year 2006, 21.5 percent of revenue for fiscal year 2005, and 22.3 percent of revenue for fiscal year 2004. Sales to the second largest reseller represented 7.3 percent, 7.9 percent and 8.9 percent of revenue for fiscal years 2006, 2005, and 2004, respectively. Sales to the top ten customers represented 49.7 percent, 50.5 percent and 51.3 percent of revenue for fiscal years 2006, 2005 and 2004, respectively.

Note 7	Commitments and Contingencies

Operating Leases

With the exception of Singapore, we conduct our foreign operations and United States sales operations using leased facilities under non-cancelable operating leases that expire at various dates from fiscal year 2007 through fiscal year 2010. We own the building in Singapore and have a land lease that expires in fiscal year 2057.

The following is a summary of rental expense incurred for non-cancelable operating leases for buildings and equipment for each of the three fiscal years in the period ended March 31, 2006:

	March 31,	March 25,	March 26,
	2006	2005	2004
	($ in thousands)

Rental expense	$1,532	$1,904	$1,793

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The minimum rental commitments required under existing non-cancelable operating leases as of March 31, 2006, for the subsequent fiscal years are as follows:

2007	2008	2009	2010	2011	Thereafter	Total
($ in thousands)

$1,147	$701	$204	$97	$87	$11,031	$13,267

The minimum rental commitment for the land located at the Singapore manufacturing facility represents $11.4 million of the above $13.3 million commitment under non-cancelable operating leases.

In September 2004, Printronix closed its Memphis facility. The closure of this facility did not have a material impact on the consolidated financial position or results of operations. Related expenditures were approximately $0.4 million, which included charges for fixed asset write-offs, severance, and other costs.

Guarantees

We have posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold these bonds should require payment from the Surety, we would be obligated to indemnify and reimburse the Surety for all costs incurred. As of March 31, 2006, we had $0.9 million of these bonds outstanding.

Purchase Obligations

We have a non-cancelable purchase obligation under an agreement with one of our suppliers. We have agreed to purchase a minimum of $1.0 million of product through March 2007.

Environmental Assessment

Barranca Parkway Sites

In January 1994 and March 1996, we were notified by the California Regional Water Quality Control Board — Santa Ana Region (the “Board”) that ground under one of the former production plants and ground adjacent to property previously occupied by us was thought to be contaminated with various chlorinated volatile organic compounds (“VOCs”). Evidence adduced from site studies undertaken to date indicates that compounds containing the VOCs were not used by Printronix during its tenancy, but were used by the prior tenant during its long-term occupancy of the site.

In August 2002, we responded to an inquiry from the California Department of Toxic Substance Control (the “Department”) regarding the operations at the site of the former production plant. In February 2004, the Department submitted a proposed Corrective Action Consent Agreement to Printronix, which would require Printronix to perform an investigation of the site that would be used as a basis to determine what, if any, remediation activities would be required of Printronix. The Corrective Action Consent Agreement has not yet been agreed upon or executed. During fiscal year 2006, the Department agreed to include the prior tenant of the site in the ongoing inquiry. We have agreed to perform an initial environmental test, which we believe will further support our claim that we did not use the VOCs in question. In May 2006, Printronix and the prior tenant referred to above were jointly issued an Enforcement Order in respect to 1700 Barranca Parkway, Irvine, CA. The Enforcement Order requires both parties to a) evaluate if interim measures are required and take action if necessary, b) perform an investigation of the site and c) take corrective measures if contaminants are found. The Enforcement Order allows an appeal, which was filed on June 2, 2006.

We are convinced that we bear no responsibility for any contamination at the site and we intend to defend vigorously any action that might be brought against us with respect thereto.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2006 and March 25, 2005, we continued to maintain an accrual for $0.2 million, included in accrued liabilities other, which we believe is a reasonable estimate to cover expenses for environmental tests, which we are prepared to undertake.

Denova Site

In August 2004, Printronix was notified by the Environmental Protection Agency (the “EPA”) that clean up costs had been incurred at an authorized facility used by Printronix and approximately 2,000 other companies for the disposal of certain toxic wastes. Printronix joined with a group of the companies contacted by the EPA and collectively negotiated a settlement with the EPA. Our share of the settlement is $32 thousand and is reported in the balance sheet with accrued liabilities-other as of March 31, 2006.

Restriction of Hazardous Substance Directive (“RoHS”)

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

We are reviewing each of our products for the substances banned under RoHS, and expect to be compliant by the effective date. As of March 31, 2006, there was no impairment to our products or environmental liability with respect to RoHS.

Legal Matters

We are involved in various claims and legal matters in the ordinary course of business. We do not believe these matters will have a material adverse effect upon the consolidated results of operations or financial condition.

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

In addition, in connection with the standby letter of credit agreements obtained for the workers’ compensation insurance program, we have agreed to indemnify the bank from any third party claims related to its performance on our behalf. The term of this indemnification agreement extends beyond the term of the standby letter of credit agreements. We believe the fair value of this indemnification agreement is minimal and have not recorded a liability.

Note 8	Subsequent Event

On April 10, 2006, one of the unsecured lines of credit maintained by one of our foreign subsidiaries was increased to $4.2 million from $1.8 million. Up to $2.4 million of the increased credit line is collateralized by the Singapore facility. The line of credit contains a financial covenant that requires Printronix’s net worth to be at least $64.0 million. Borrowings on this line of credit would be at 1.0 percent over the prime-lending rate. Under the amended credit facility agreement, the parent company guarantees any amounts outstanding up to the $4.2 million credit limit.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 18, 2006, Printronix and the prior tenant at the Barranca Parkway Site, as discussed in Note 7, were jointly issued an Enforcement Order in respect to 1700 Barranca Parkway, Irvine, CA. The Enforcement Order requires both parties to a) evaluate if interim measures are required and take action if necessary, b) perform an investigation of the site and c) take corrective measures if contaminants are found. The Enforcement Order allows an appeal, which was filed on June 2, 2006.

On May 23, 2006, the company declared a cash dividend of $0.07 per share, or $0.5 million based on 6.6 million shares outstanding, that was paid on June 19, 2006 to shareholders of record as of June 5, 2006.

Note 9	Quarterly Data (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	($ in thousands, except per share data)

Fiscal Year 2006:
Revenue	$31,787	$28,958	$33,851	$33,225
Gross margin	$12,309	$10,787	$13,025	$12,079
Net income (loss)(1)	$210	$(1,598)	$862	$(7,433)
Net income (loss) per share(2):
Basic	$0.03	$(0.26)	$0.14	$(1.19)
Diluted	$0.03	$(0.26)	$0.13	$(1.19)
Fiscal Year 2005:
Revenue	$33,278	$31,808	$33,928	$32,697
Gross margin	$13,310	$12,038	$13,518	$12,656
Net income (loss)	$449	$(110)	$936	$664
Net income (loss) per share(2):
Basic	$0.07	$(0.02)	$0.15	$0.10
Diluted	$0.07	$(0.02)	$0.14	$0.10

(1)	The net loss for the fourth quarter ended March 31, 2006 includes two tax charges amounting to $4.7 million. The company repatriated an intercompany dividend in the fourth quarter of fiscal year 2006 of $32.0 million, which resulted in a federal and state income tax charge of $1.0 million and a foreign withholding tax charge of $1.1 million (see Note 5 to the Consolidated Financial Statements). In addition, there was an increase in the deferred tax asset valuation allowance of $2.6 million due to cumulative losses in our domestic operations (see Note 5 to the Consolidated Financial Statements).

(2)	Net income (loss) per share calculations were based on the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full net income (loss) per share amount.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective September 1, 2005 the company dismissed BDO Seidman (“BDO”) as its independent registered accounting firm. BDO’s report on the company’s consolidated financial statements for the fiscal year ended March 25, 2005 contained no adverse opinion, contained no disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended by the company’s audit committee and approved by its Board of Directors. In connection with its audit for the year ended March 25, 2005 and through September 1, 2005, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of BDO would have caused them to make reference thereto in their report on the financial statements for such year. During the fiscal year ended March 25, 2005 and through September 1, 2005, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

Effective September 13, 2005 the company retained PricewaterhouseCoopers LLP (“PwC”) as its independent registered accounting firm to audit the financial statements of the company. The company did not consult with PwC with respect to accounting principles or practices or financial statement disclosures in any of its financial statements during the last two fiscal years or thereafter through September 1, 2005.

The company provided BDO a copy of the foregoing disclosures. As required by Item 304(a)(3) of Regulation S-K (Reg. §229.304(a)(3)), a copy of BDO’s letter dated September 14, 2005 stating that it agrees with the statements concerning BDO is incorporated by reference to Exhibit 16 on Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2005.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on their evaluation, our principal executive officer and principal accounting and financial officer concluded that our disclosure controls and procedures are effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of March 31, 2006.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of March 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required under Item 10, “Directors and Executive Officers of the Registrant” (except for certain information concerning the Executive Officers provided below), has been omitted from this report. Such information is hereby incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 22, 2006, which the company intends to file with the Securities and Exchange Commission not later than July 21, 2006.

Executive Officers of the Registrant

The executive officers of Printronix and their ages as of March 31, 2006, are as follows:

Robert A. Kleist	77	President, Chief Executive Officer and Director
Theodore A. Chapman	57	Senior Vice President, Engineering and Product Marketing and Chief Technical Officer
C. Victor Fitzsimmons	57	Senior Vice President, Worldwide Operations and Asia Pacific Sales
George L. Harwood	61	Senior Vice President, Finance and Information Systems (IS), Chief Financial Officer and Corporate Secretary
James B. McWilson	49	Senior Vice President Sales, Americas and Europe, the Middle East and Africa

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

Mr. Fitzsimmons joined Printronix in September 1985 as Director of Information Systems. In December 1988, he was appointed Vice President, Information Systems. In May 1990, Mr. Fitzsimmons assumed responsibility for Printronix B.V., the company’s Netherlands subsidiary. Mr. Fitzsimmons also was appointed to the office of Vice President, Irvine Manufacturing in October 1990. In July 1991, he assumed responsibility for Printronix Schweiz GmbH (formerly known as Printronix A.G.), the company’s Singapore subsidiary. From May 1992 to October 1994, Mr. Fitzsimmons was Senior Vice President, Manufacturing and Information Systems. In October 1994, he was appointed Senior Vice President, Worldwide Manufacturing. In March 2003, Mr. Fitzsimmons was appointed

Senior Vice President, Worldwide Operations and Asia Pacific Sales. From September 1979 to September 1985, Mr. Fitzsimmons held various senior IS positions at Magnavox.

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

As Senior Vice President of Sales, Mr. McWilson’s responsibilities include distribution sales, major account sales, consumables, spares and services in the United States, Europe, Middle East and Africa, Canada and Latin America. Before joining Printronix in 2002, Mr. McWilson served as Vice President of Sales and Marketing and as a corporate officer for Minolta-QMS, where his responsibilities included leading the North and South American sales and marketing teams. He also served as vice president of sales and marketing and as a corporate officer for Genicom from 1995 to 2000.

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

Code of Ethics

The company adopted a code of ethics (the “Code”) in 1980 that applies to all employees, officers and directors of the company. The Code has been amended from time to time, most recently in 1995. It is broad in scope, is intended to foster accurate financial reporting, honest and ethical conduct, compliance with laws and the like. The company adopted an additional code of ethics (the “Code of Ethics”) on December 12, 2002, and subsequently amended it, most recently in May 2006. The Code of Ethics covers senior executive officers and worldwide financial management of the company. We believe that the Code and the Code of Ethics together constitute a “code of ethics” within the meaning of the Sarbanes-Oxley Act and regulations promulgated thereunder.

Nominating Committee

A nominating committee provides suggestions for director nominations. The policies and procedures of the nominating committee are incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 22, 2006, which the company intends to file with the Securities and Exchange Commission not later than July 21, 2006.

Item 11.	Executive Compensation

Information required under Item 11, “Executive Compensation,” has been omitted from this report. Such information is hereby incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 22, 2006, which the company intends to file with the Securities and Exchange Commission not later than July 21, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” has been omitted from this report. Such information is hereby incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 22, 2006, which the company intends to file with the Securities and Exchange Commission not later than July 21, 2006.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

Information required under Item 14, “Principal Accountant Fees and Services,” has been omitted from this report. Such information is hereby incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 22, 2006, which the company intends to file with the Securities and Exchange Commission not later than July 21, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Index to Consolidated Financial Statements

Financial Statements included in Part II of this Report:

All schedules have been omitted for the reason that the required information is shown in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

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
Dated: June 26, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Kleist Robert A. Kleist	President, Chief Executive Officer and Director (Principal Executive Officer)	June 26, 2006

/s/ George L. Harwood George L. Harwood	Senior Vice President, Finance and Information Systems (IS), Chief Financial Officer and Corporate Secretary (Principal Accounting and Financial Officer)	June 26, 2006

/s/ Bruce T. Coleman Bruce T. Coleman	Director	June 26, 2006

/s/ John R. Dougery John R. Dougery	Director	June 26, 2006

/s/ Chris Whitney Halliwell Chris Whitney Halliwell	Director	June 26, 2006

/s/ Erwin A. Kelen Erwin A. Kelen	Director	June 26, 2006

/s/ Charles E. Turnball Charles E. Turnball	Director	June 26, 2006

INDEX OF EXHIBITS

Exhibit			Incorporation
Number		Description	Reference

3	.1*	Certificate of Incorporation of Printronix, Inc.	(a)
3	.2*	By-laws of Printronix, Inc. currently in effect, as amended in Exhibit 3.2a.	(b)
3	.2a*	Amendment to By-laws of Printronix, Inc.	(c)
4.1		Copies of certain instruments, which in accordance with paragraph (b) (4) (iii) of Item 601 of Regulation S-K are not required to be filed as exhibits to Form 10-K, have not been filed by Printronix. Printronix agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
4	.2*	Amended and Restated Rights Agreement, dated as of April 4, 1999 between Printronix, Inc. and ChaseMellon Shareholder Services, L.L.C., including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively.	(d)
10	.1*	Printronix, Inc. 1980 Employee Stock Purchase Plan, as amended.	(e)
10	.2*	Form of Indemnification Agreement between Printronix, Inc. and its directors.	(f)
10	.3*	Printronix, Inc. Executive Health Insurance Plan.	(g)
10	.4*	Printronix, Inc. 1994 Stock Incentive Plan.	(h)
10	.5*	Printronix, Inc. 1994 Stock Incentive Plan, as amended.	(i)
10	.6*	Printronix, Inc. 1994 Stock Incentive Plan, as amended.	(j)
10	.7*	Printronix, Inc. 1994 Stock Incentive Plan, as amended.	(k)
10.8		Printronix, Inc. 2005 Stock Option Plan.
10	.9*	Restricted Stock Purchase Agreement dated April 9, 2004	(l)
10.10		Restricted Stock Purchase Agreement dated July 9, 2005 between the Company and James B. McWilson.
14		Code of Ethics, Senior Executive/Financial.
21		List of Printronix’s subsidiaries.
23		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
23.1		Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP.
31.1		Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Securities and Exchange Commission as set forth in the following table:

(a)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(b)	Incorporated by reference to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 31, 1989, as filed with the Securities and Exchange Commission on June 28, 1989.

(c)	Incorporated by reference to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 26, 1999, as filed with the Securities and Exchange Commission on June 24, 1999.

(d)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on or about May 7, 1999.

(e)	Incorporated by reference to Exhibits 4.1 and 4.2 to Company’s Post-Effective Amendment No. 5 to Registration Statement on Form S-8 (Registration No. 2-70035), as filed with the Securities and Exchange Commission on December 12, 1985.

(f)	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1987, as filed with the Securities and Exchange Commission on June 23, 1987.

(g)	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 29, 1985, as filed with the Securities and Exchange Commission on June 25, 1985.

(h)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 25, 1994, as filed with the Securities and Exchange Commission on June 22, 1994.

(i)	Incorporated by reference to the Company’s 1997 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on July 11, 1997.

(j)	Incorporated by reference to the Company’s 1999 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on July 13, 1999.

(k)	Incorporated by reference to the Company’s 2001 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on July 18, 2001.

(l)	Incorporated by reference to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 26, 2004, as filed with the Securities and Exchange Commission on June 23, 2004.