Form 10-Q
period 2006-06-30
PRINTRONIX INC
filed 2006-08-09
CIK 311505

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12(b)-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 28, 2006
$0.01 par value	6,614,044

PRINTRONIX, INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 and March 31, 2006
(Unaudited)
	June 30, 2006	March 31, 2006
	($ in thousands except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$36,585	$41,546
Short-term investments	2,019	547
Accounts receivable, net of allowances for doubtful
accounts and sales returns of $1,500 as of
June 30, 2006, and $1,483 as of March 31, 2006	20,433	19,292
Inventories:
Raw materials	8,177	7,881
Subassemblies	3,835	3,420
Work in process	195	186
Finished goods	3,125	2,895
Total inventory	15,332	14,382
Prepaid expenses and other current assets	2,072	1,780
Deferred income tax assets, net	166	196

Total current assets	76,607	77,743

Property, plant, and equipment, at cost:
Machinery and equipment	26,699	26,744
Furniture and fixtures	22,695	22,889
Buildings and improvements	23,172	23,172
Land	8,100	8,100
Leasehold improvements	781	754
	81,447	81,659
Less: Accumulated depreciation and amortization	(50,505)	(50,041)
Property, plant and equipment, net	30,942	31,618
Long-term deferred income tax assets, net	110	110
Other assets	550	513

Total assets	$108,209	$109,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$13,300	$700
Accounts payable	9,137	8,427
Accrued liabilities:
Payroll and employee benefits	4,771	4,552
Warranty	854	865
Deferred revenue	3,601	3,925
Professional fees	1,340	1,964
Other	2,400	2,522
Income taxes	167	2,273

Total current liabilities	35,570	25,228

Long-term debt, net of current portion	-	12,775
Deferred revenue, net of current portion	1,529	1,214
Long-term deferred income tax liabilities, net	166	196
Other long-term liabilities	354	331
Commitments and contingencies (Note 10)	-	-

Stockholders' equity:
Common stock, $0.01 par value (Authorized 30,000,000 shares;
shares issued and outstanding 6,614,044 as of
June 30, 2006, and 6,587,519 as of March 31, 2006)	66	66
Additional paid-in capital	36,576	36,369
Accumulated other comprehensive income (loss)	3	(24)
Retained earnings	33,945	33,829

Total stockholders' equity	70,590	70,240

Total liabilities and stockholders' equity	$108,209	$109,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2006 and June 24, 2005
(Unaudited)

	Three Months Ended
	June 30,	June 24,
	2006	2005
	($ in thousands, except
	share and per share data)

Revenue	$31,650	$31,787
Cost of sales	19,251	19,478

Gross margin	12,399	12,309
Operating expenses:
Engineering and development	3,139	3,868
Sales and marketing	5,955	6,116
General and administrative	2,861	2,250

Total operating expenses	11,955	12,234

Income from operations	444	75

Foreign currency gains, net	(6)	(60)
Interest income	(460)	(287)
Interest expense	224	155
Other income, net	(7)	(13)

Income before taxes	693	280
Provision for income taxes	137	70

Net income	$556	$210

Net income per share:
Basic	$0.09	$0.03
Diluted	$0.09	$0.03

Shares used in computing net income per share:
Basic	6,283,591	6,492,516
Diluted	6,460,220	6,636,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2006 and June 24, 2005
(Unaudited)

	Three Months Ended
	June 30,	June 24,
	2006	2005
	($ in thousands)
Cash flows from operating activities:
Net income	$556	$210
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	1,124	1,129
Recovery of doubtful accounts	(34)	(331)
Loss (gain) on disposal of property and equipment	77	(9)
Unrealized gain on marketable securities	4	-
Changes in operating assets and liabilities:
Accounts receivable	(1,107)	1,434
Inventories	(950)	(868)
Prepaid expenses and other assets	(306)	(700)
Accrued interest income	(11)	-
Accounts payable	710	461
Payroll and employee benefits	219	(625)
Accrued warranty	(11)	(3)
Accrued professional fees	(624)	169
Accrued income taxes	(2,106)	7
Deferred revenue	(9)	(410)
Other liabilities	(99)	297

Net cash (used in) provided by operating activities	(2,567)	761

Cash flows from investing activities:
Purchases of property and equipment	(526)	(1,358)
Proceeds from disposition of property and equipment	1	26
Purchases of short-term investments	(1,461)	(7,100)

Net cash used in investing activities	(1,986)	(8,432)

Cash flows from financing activities:
Payments made on long-term debt	(175)	(175)
Proceeds from employee stock incentive plans	207	554
Cash dividends declared and paid	(440)	(457)

Net cash used in financing activities	(408)	(78)

Net decrease in cash and cash equivalents	(4,961)	(7,749)
Cash and cash equivalents at beginning of period	41,546	35,405

Cash and cash equivalents at end of period	$36,585	$27,656

Supplementary disclosures of cash flow information:
Income tax paid	$2,691	$142
Interest paid	$212	$150

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2006 and March 31, 2006, and for the Three Months Ended
June 30, 2006 and June 24, 2005
(Unaudited)

Note 1 Basis of Presentation

Printronix, Inc. has prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and footnotes thereto included in our latest Annual Report on Form 10-K for the fiscal year ended March 31, 2006, as filed with the Securities and Exchange Commission. The consolidated balance sheet as of March 31, 2006, presented herein has been derived from the audited consolidated balance sheet contained in our latest Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year.

Certain amounts for the prior periods have been reclassified to conform to the fiscal year 2007 presentation.

Unless the context otherwise requires, the terms “we,” “our,” “us,” “company” and “Printronix” refer to Printronix, Inc. and its consolidated subsidiaries.

Stock-Based Compensation

Adoption of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) and Transition

On April 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of the grant. As required by SFAS 123(R), share-based compensation expense, net of an estimated forfeiture rate, is recognized over the requisite service period (generally the vesting period) of the award. We adopted SFAS 123(R) using the modified prospective method, which results in the recognition of compensation expense using the provisions of SFAS 123(R) for all share-based awards granted or modified after March 31, 2006 and the recognition of compensation expense using the provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for all unvested awards outstanding at the date of adoption. Under this transition method, the results of operations of prior periods have not been restated. Accordingly, we will continue to provide pro forma financial information for prior periods to illustrate the effect on net income and earnings per share of applying the fair value recognition provisions of SFAS No. 123.

Prior to April 1, 2006, as permitted by SFAS No. 123, we accounted for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, we did not recognize any compensation expense for stock option grants where the exercise price was equal to the fair market value of our common stock on the grant date. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS 123(R) as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans. Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. SFAS 123(R) requires that the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized (excess tax benefits) be classified in the statement of cash flow as a cash inflow from financing activities and a cash outflow from operating activities.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the three months ended June 30, 2006, we did not grant or modify any stock options or restricted stock awards and, therefore, no stock-based compensation expense was recognized under SFAS 123(R). We do not currently expect the adoption of SFAS 123(R) to significantly impact our future results of operations. We are currently evaluating alternatives to stock options to compensate our employees.

Pro Forma Information Under SFAS No. 123 for Periods Prior to April 1, 2006

The following table illustrates the effect on net income and earnings per share for the three months ended June 24, 2005 if we had applied the fair value recognition provision of SFAS 123 to stock-based compensation:

June 24, 2005
($ in thousands, except per share data)
Net income, as reported	$210

Deduct total stock-based employee compensation
expense determined under fair value-based
method for all awards	(56)
Pro forma net income	$154

Net income per share:
Basic - as reported	$0.03
Basic - pro forma	$0.02

Diluted - as reported	$0.03
Diluted - pro forma	$0.02

In December 2005, we accelerated the vesting of all of the company’s “out-of-the-money” stock options (96,402 shares at a weighted-average exercise price of $16.96 per share) previously granted under the 1994 Stock Incentive Plan. No compensation expense resulted from the accelerated vesting of these options. In March 2006, we accelerated the vesting of all remaining stock options (60,121 shares at a weighted-average exercise price of $12.11 per share) previously granted under the 1994 Stock Incentive Plan and the 2005 Stock Option Plan. As a result of the acceleration of the “in-the-money” stock options, approximately $10 thousand of stock-based employee compensation cost was reflected in the reported net loss for fiscal year 2006 in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25.” The compensation cost is related to the excess of the intrinsic value over the fair market value of the company’s stock on the acceleration date of those options that would have been forfeited or expired unexercised had the vesting not been accelerated. The forfeiture rate was determined based on historical experience. The compensation charge will be adjusted in future period financial results as actual forfeitures are realized. For the three months ended June 30, 2006, there were no material changes in actual forfeitures from estimates.

We elected to accelerate the above options to eliminate recognizing approximately $0.4 million of future compensation expense in our consolidated statement of operations that would have been recorded over four years beginning fiscal year 2007 following the adoption of SFAS 123(R).

Determining Fair Value

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based upon the historical volatility of our stock for a period approximating the expected life. The risk-free interest rate is estimated using the U.S. Treasury rates corresponding to the grant date and expected life. Dividend yield is based on our history of dividend payouts. The expected life of options granted is estimated based on historical exercise patterns, and represents the period of time the options are expected to be outstanding.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option granted to employees is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions for the three months ended June 24, 2005:

June 24, 2005
Expected volatility	44%
Weighted-average risk-free interest rate	3.64%
Dividend yield	1.3%
Average expected life	3.59 years
Weighted-average grant-date fair value	4.74

Assumptions are not presented for the three months ended June 30, 2006 because stock options were not granted during this period.

Note 2 Short-Term Investments

We evaluate our short-term investments in marketable debt securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and have determined that all of the investments in marketable debt securities should be classified as available-for-sale as of June 30, 2006 and held-to-maturity as of March 31, 2006. Available-for-sale securities are carried at fair value and held-to-maturity securities are carried at amortized cost. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income. The income tax rate is zero for these transactions due to domestic operating losses and the effect of valuation allowances. Realized gains and losses are included in interest income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

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

At June 30, 2006, we had $30.4 million of investments in taxable corporate securities, repurchase agreements and money market funds. At June 30, 2006, $28.8 million of these investments had original maturities of three months or less and were included in cash and cash equivalents, $1.5 million had original maturities of greater than three months, but less than one year, and were included in short-term investments, and $0.1 million were funds held in escrow, and were included in other assets. During the three months ended June 30, 2006, our investments earned an annualized effective yield of 4.8 percent.

At March 31, 2006, we had $30.8 million of investments in mortgage-backed securities with original maturities of three months or less which were included in cash and cash equivalents on the balance sheet. At June 30, 2006 and March 31, 2006, short-term investments also included $0.5 million in certificates of deposit, which are carried at cost.

At June 30, 2006 and March 31, 2006, the estimated fair value of each investment approximated its amortized cost and, therefore, we had no significant unrealized gains or losses or any non-temporary losses.

Note 3 Accounts Receivable

We maintain reserves against our accounts receivable balances, including an allowance for doubtful accounts and an allowance for estimated sales returns, totaling $1.5 million as of June 30, 2006 and March 31, 2006. The allowance for doubtful accounts was $0.7 million and $0.8 million as of June 30, 2006 and March 31, 2006, respectively. During the three-month period ended June 30, 2006, the company reduced its allowance for doubtful accounts by $34 thousand due to changes in estimates related to resolution of various customer collection issues, which resulted in a decrease to general and administrative expense. Estimated sales returns were $0.8 million and $0.7 million as of June 30, 2006 and March 31, 2006, respectively, and are reflected as a reduction to revenues in the periods established.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4 Inventories

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

As of June 30, 2006, the conversion of products targeted for RoHS compliance has been completed and there was no impact to the condensed consolidated financial statements.

Note 5 Bank Borrowings and Debt Arrangements

Long-Term Note

As of June 30, 2006, the company has a $13.3 million note with a United States bank collateralized by its Irvine facility. The note requires monthly principal and interest payments, with a balloon payment of $12.6 million due June 1, 2007. Repayment of the note is as follows: $0.5 million for fiscal year 2007, and $12.8 million, which includes the balloon payment, in fiscal year 2008. Because all remaining payments are due within one year, the $13.3 million balance on the note is classified in current liabilities. As of June 30, 2006, the Irvine facility had a carrying value of $20.2 million.

The note contains customary default provisions and has no financial covenants. Interest on the note is at variable rates based upon the London Interbank Offered Rate (“LIBOR”) plus 1.25 percent, and is reset for periods from one month up to one year, at our discretion. The interest rate on the note was 6.4 percent as of June 30, 2006 and the weighted-average interest rate on the note was 6.3 percent for the three months ended June 30, 2006. Total fiscal year-to-date interest expense was $0.2 million for both the current and year ago quarters.

Line of Credit and Standby Letters of Credit

In May 2006, one of our foreign subsidiaries terminated its $1.8 million unsecured line of credit, which included a $1.5 million standby letter of credit, with a major foreign bank and entered into a new line of credit for $4.2 million with the same major foreign bank. This line of credit provides for trade financing and includes letters of credit, trust receipts, shipping guarantees, banker’s guarantees and a standby letter of credit for a total of $1.8 million, and a working capital line of credit for $2.4 million. Advances under the trade financing instruments generally have a maximum term of one year, except for the letter of credit and trust receipt, which have maximum terms of thirty and ninety days, respectively. Advances under the working capital line of credit are limited to 80% of the market value of our subsidiary’s manufacturing facility, or $2.4 million, whichever is lower. The parent company guarantees any amounts outstanding up to the $4.2 million credit limit. The entire credit facility is subject to a financial covenant, which requires that we maintain a net worth of not less than $64 million. We were in compliance with this financial covenant as of June 30, 2006. The line of credit is collateralized by our subsidiary’s manufacturing facility. The facility had a carrying value of $2.7 million as of June 30, 2006. No fees are charged for the unused portion of the lines of credit. Any borrowings on the line of credit would be subject to interest rates at 1.0 percent above the prime-lending rate. During the three months ended June 30, 2006 and fiscal year 2006 there were no cash borrowings against the new or terminated lines of credit.

One of our foreign subsidiaries maintains a $0.3 million letter of credit with a major foreign bank. This credit facility provides for financing of trade shipments to Singapore. Any borrowings on this letter of credit are subject to interest rates at 0.25 percent above the prime-lending rate. During the three months ended June 30, 2006 and fiscal year 2006, there were no cash borrowings against this letter of credit.

We maintain a $0.5 million standby letter of credit related to our workers’ compensation program. The standby letter of credit is secured by a cash deposit and is automatically renewed annually. Any borrowings would be subject to interest rates at 2.0 percent above the prime-lending rate, subject to certain maximum limits.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Agreement for Hedging Activity

We have a commitment facility for $2.6 million with a major foreign bank to support our hedging activities. This commitment facility has no restrictive covenants and is available to fund any forward currency contracts should we be unable to satisfy our obligations. The agreement automatically renews annually, subject to certain administrative compliance requirements. There are no annual fees under this agreement. Any borrowings under this agreement would be subject to interest rates available at that time. During the three months ended June 30, 2006 and fiscal year 2006 no amounts were borrowed under this commitment facility.

Note 6 Defined Benefit Pension Plan

We sponsor a defined benefit pension plan in Germany for our employees. The pension benefits are based on length of service, wage level, and position in the company. As of June 30, 2006 and March 31, 2006, there were four participants in the plan. We have elected to record the change in the pension benefit obligation as our net periodic benefit cost. For the three months ended June 30, 2006, we recorded a net periodic benefit cost of $9 thousand.

Note 7 Net Income per Share

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive.

Net income per share for the three months ended June 30, 2006 and June 24, 2005, is set forth in the following table:

	Three Months Ended
	June 30,	June 24,
	2006	2005
	($ in thousands, except share
	and per share data)
Net income	$556	$210

Basic weighted-average shares outstanding	6,283,591	6,492,516

Basic net income per share	$0.09	$0.03

Effect of dilutive securities:

Basic weighted-average shares outstanding	6,283,591	6,492,516
Dilutive effect of stock options	176,629	143,728

Dilutive weighted-average shares outstanding	6,460,220	6,636,244

Diluted net income per share	$0.09	$0.03

The dilutive weighted-average shares outstanding do not include the antidilutive impact of 116,242 and 121,503 shares for the three-month periods ended June 30, 2006 and June 24, 2005, respectively, because the exercise price of the stock options exceeded the average market value of the stock in the periods presented.

Note 8 Stockholders’ Equity

Stock Incentive Plan - Common Stock Options

The 1994 Stock Incentive Plan (the “1994 Plan”) expired in August 2005. As of June 30, 2006, there were 483,499 stock options outstanding that were previously granted subject to the rights of that plan and no stock options available to grant. The company's shareholders approved the Printronix, Inc. 2005 Stock Option Plan (the "2005 Plan") during the second quarter of fiscal year 2006. The 2005 Plan authorizes the sale of up to a total of 600,000 shares of the company's common stock pursuant to either of two types of "Stock Awards": (1) stock options; and (2) shares of stock acquired pursuant to stock purchase agreements containing certain restrictions ("restricted stock"). Individuals are granted options under the 2005 Plan at terms (purchase price, expiration date and vesting schedule) established by a committee of the Board of Directors. Under the 2005 Plan, options are granted either in accordance with contractual arrangements or at a price that is equal to fair market value on the date of grant. Such options expire up to ten years after the grant date and generally vest over a four year period. Under restricted stock purchase agreements, individuals purchase shares when the Stock Award is granted; the shares are restricted as the rights to full beneficial ownership vest only upon achievement of certain performance criteria.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

When the 2005 Plan was approved by the company’s stockholders, the company’s ability to grant new awards under the 1994 Plan terminated, but did not affect awards then outstanding under the 1994 Plan.

In fiscal year 2006, we accelerated the vesting of all remaining stock options as described in Note 1.

A summary of the status of the company’s stock option activity for the three months ended June 30, 2006 is as follows:

Common Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	($ in thousands, except share and per share data)
Outstanding, March 31, 2006	526,724	$ 10.20
Granted	-	-
Exercised	(26,525)	7.86
Forfeited and expired	(8,200)	17.01
Outstanding, June 30, 2006	491,999	$10.21	3.22	$1,963
Exercisable at June 30, 2006	491,999	$10.21	3.22	$1,963

        The total intrinsic value of options exercised during the three months ended June 30, 2006 was $0.2 million.

Stock Incentive Plan - Restricted Stock

Under the 1994 Plan, grants of restricted stock can be made at any price. During fiscal year 2005, we reserved 366,722 shares for future issuance as restricted stock under the 1994 Plan. Of the total reserved, 56,722 shares were reserved for future issuance to the non-employee members of the Board of Directors and key employees. The restricted stock shares are performance based and vest only if the company achieves certain financial targets over a total of six fiscal years.

During the first quarter of fiscal year 2005, we granted 290,000 of the 310,000 shares and in July 2005, we issued 24,400 of the 56,722 shares, bringing the total restricted stock issued to 314,400. In addition, 20,000 shares were not issued but could be purchased by an employee if certain performance criteria were met. As of June 30, 2006, the performance criteria had not been met.

Restricted stock was not granted, vested or forfeited during the three months ended June 30, 2006. The weighted-average grant date fair value of the non-vested restricted stock outstanding as of June 30, 2006 was $13.94.

The company has not met, nor is it probable any of the performance targets will be met as of June 30, 2006. Accordingly, stock-based compensation expense was not recorded during the three months ended June 30, 2006 and June 24, 2005.

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

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Repurchases

During fiscal year 2002, the Board of Directors authorized the company to purchase up to 500,000 shares of the company’s outstanding common stock. Purchases may be made from time-to-time in the open market. During fiscal years 2002 through 2004, 272,605 shares of common stock were repurchased at prices ranging from $9.03 to $11.87 for a total cost of $2.8 million. No shares of common stock were repurchased during fiscal years 2005 and 2006 or during the first three months of fiscal year 2007. Future purchases of 227,395 shares of common stock may be made at our discretion.

Cash Dividends

During the three months ended June 30, 2006, the company paid cash dividends of $0.07 per share, or $0.4 million, based on 6.3 million shares outstanding.

Note 9 Product Warranties and Guarantees

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

        A summary of our accrued warranty obligation for the periods presented is as follows:

	Three Months Ended
	June 30,	June 24,
	2006	2005
	($ in thousands)

Beginning balance, warranty reserve	$865	$863

Add warranty expense	203	276
Accrual adjustments to reflect actual experience	19	(33)
Deduct warranty charges incurred	(233)	(246)

Ending balance, warranty reserve	$854	$860

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

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold these bonds should require payment from the Surety, we would be obligated to indemnify and reimburse the Surety for all costs incurred. As of June 30, 2006, we had $0.9 million of these bonds outstanding.

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

Note 10 Commitments and Contingencies

Contractual Obligations and Commercial Commitments

We are obligated under certain borrowing, purchase and lease commitments. Additional information on our borrowing obligations can be found in Note 5. There were no material changes in our operating lease commitments as of June 30, 2006 from those reported in our Annual Report on Form 10-K.

Purchase Obligations

We have a non-cancelable purchase obligation under an agreement with one of our suppliers. We have agreed to purchase a minimum of $1.0 million of product through March 2007. As of June 30, 2006, we had a remaining purchase commitment of $0.8 million.

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

In August 2002, we responded to an inquiry from the California Department of Toxic Substance Control (the “Department”) regarding the operations at the site of the former production plant. In February 2004, the Department submitted a proposed Corrective Action Consent Agreement to Printronix, which would require Printronix to perform an investigation of the site that would be used as a basis to determine what, if any, remediation activities would be required of Printronix. During fiscal year 2006, the Department agreed to include the prior tenant of the site in the ongoing inquiry. We have agreed to perform an initial environmental test, which we believe will further support our claim that we did not use the VOCs in question. In May 2006, Printronix and the prior tenant referred to above were jointly issued an Enforcement Order in respect to 1700 Barranca Parkway, Irvine, CA. The Enforcement Order requires both parties to a) evaluate if interim measures are required and take action if necessary, b) perform an investigation of the site and c) take corrective measures if contaminants are found. The Enforcement Order allows an appeal, which was filed on June 2, 2006. As of August 7, 2006, the Corrective Action Consent Agreement to conduct a Preliminary Endangerment Assessment had been agreed upon and executed by both Printronix and the prior tenant.

We are convinced that we bear no responsibility for any contamination at the site and we intend to defend vigorously any action that might be brought against us with respect thereto.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of June 30, 2006 and March 31, 2006, we continued to maintain an accrual for $0.2 million, included in accrued liabilities other, which we believe is a reasonable estimate to cover expenses for environmental tests, which we are prepared to undertake.

Denova Site

In August 2004, Printronix was notified by the Environmental Protection Agency (the “EPA”) that clean up costs had been incurred at an authorized facility used by Printronix and approximately 2,000 other companies for the disposal of certain toxic wastes. Printronix joined with a group of the companies contacted by the EPA and collectively negotiated a settlement with the EPA. Our share of the settlement was $32 thousand, which we paid in May 2006. At June 30, 2006 we had no further liability regarding this matter.

Legal Matters

We are involved in various claims and legal matters in the ordinary course of business. We do not believe these matters will have a material adverse effect upon the consolidated results of operations or financial condition.

Note 11 Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents unrealized gains and losses on the Euro foreign currency forward exchange contracts that qualify for hedge accounting and unrealized gains and losses on short-term investments. The aggregate amount of such gains or losses that have not yet been recognized in net income is reported in the equity portion of the Condensed Consolidated Balance Sheets as accumulated other comprehensive income (loss).

Unrealized net gains on short-term investments at June 30, 2006, were $4 thousand.

Under our foreign currency-hedging program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of June 30, 2006, we had one outstanding forward exchange contract with a notional amount of €0.4 million, approximately $0.5 million. Based on the fair value of these contracts at June 30, 2006, we recorded a net liability of $34 thousand in accrued liabilities - other.

The following table reconciles net income to other comprehensive income for the fiscal periods presented:

	Three Months Ended
	June 30,	June 24,
	2006	2005
	($ in thousands)
Net income	$556	$210
Other comprehensive income	27	124

	$583	$334

Note 12 Segment and Customer Data

We manufacture and sell a variety of printers and associated products and conduct business in a single operating segment.

Sales by Customer

Percent of total sales by customer for the fiscal periods presented were as follows:

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended
	June 30,	June 24,
Customer	2006	2005

Largest customer - IBM	17.7%	24.0%
Second largest customer	8.0%	8.2%
Top ten customers	47.2%	50.6%

IBM accounted for 20.6 percent of our accounts receivable balance at June 30, 2006, and for 24.7 percent as of March 31, 2006.

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

In assessing the realizability of deferred tax assets, SFAS No. 109 establishes a more likely than not standard. If it is determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, historical and projected future taxable income and tax planning strategies when making this assessment. SFAS No. 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as losses in recent years. As a result of the company’s recent losses, the company concluded that a full valuation allowance was required as of June 30, 2006, as required by SFAS  No 109.

We have subsidiaries in various countries and are therefore subject to varying income tax rates. We have a favorable pioneer tax status in Singapore which exempted income generated from the manufacture and sale of the Printronix P5000 Series line matrix and T5000 thermal products by our Singapore subsidiary from income tax liability. The pioneer status in Singapore resulted in foreign tax savings of $0.1 million for the first quarter of fiscal year 2007 and $0.2 million for the first quarter of fiscal year 2006. The effect of this pioneer status was to increase diluted net income per share by 2 cents and 3 cents for the three months ended June 30, 2006 and June 24, 2005, respectively. The pioneer status expires at the end of fiscal year 2007.

The tax provision for the three months ended June 30, 2006 consisted of $5 thousand in current state expense and $132 thousand in foreign tax expense. The tax provision for the three months ended June 30, 2006 reflected state minimum franchise taxes and the income tax rates in foreign countries in which we operate. During the three months ended June 30, 2006, we paid $2.5 million in taxes related to the repatriation of $32.0 million of dividends in the fourth quarter of fiscal year 2006.

The tax provision for the three months ended June 24, 2005, reflected the income tax rates in foreign countries in which we operate and income tax benefits and refunds of $0.1 million generated from foreign net operating losses.

Note 14 New Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS 151 was effective for fiscal years beginning after June 15, 2005, and was adopted by the company in the first quarter of fiscal year 2007. The adoption of SFAS 151 did not have a material impact on the condensed consolidated financial statements of the company.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error, unless it is impracticable to do so. When it is impracticable to determine the period-specific effects of an accounting change, SFAS 154 requires application of the new accounting principle as of the earliest period for which retrospective application is practicable. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires application as if the accounting principle were adopted prospectively from the earliest date practicable. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was adopted by the company in the first quarter of fiscal year 2007. The adoption of SFAS 154 did not have a material impact on the condensed consolidated financial statements of the company.

In June 2005, the FASB issued EITF 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features, (Such as Terms Specified in Altersteilzeit Early Retirement Arrangements)”. The Altersteilzeit arrangement is an early retirement program in Germany designed to create an incentive for employees, within a certain age group, to transition from (full or part-time) employment into retirement before their legal retirement age. The EITF is effective for fiscal years beginning after December 15, 2005 and was adopted by the company in the first quarter of fiscal year 2007. The adoption of this EITF did not have a material impact on the condensed consolidated financial statements of the company.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. We are currently evaluating what impact, if any, this statement will have on the condensed consolidated financial statements of the company.

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

Message from the President

Revenue remained stable at $31.7 million for the first quarter of fiscal year 2007, down slightly from $31.8 million for the same quarter last year. The net income for the quarter was $0.6 million, or $0.09 per diluted share, compared with $0.2 million, or $0.03 per diluted share, for the same quarter last year. Sales during the first three months of fiscal year 2007 reflected a decline in sales through the OEM channel offset by an increase in direct sales. Through increased productivity and continued focus on cost reductions, we were able to increase our profitability over the same quarter last year.

Line matrix sales during the first three months of fiscal year 2007 increased 2.4 percent to $22.7 million from the prior year quarter due to higher recurring revenue from our installed base. Our installed customer base began to upgrade to our new P7000 series line matrix printers. Asia Pacific sales increased by 1.9 percent to $5.3 million over the prior year quarter due to strong sales through the OEM channel in China. EMEA sales decreased by 2.3 percent from the prior quarter to $10.2 million, due primarily to a decline in sales to our large OEM customers.

Cash and short-term investments were $38.6 million at June 30, 2006 compared with $42.1 million at the end of fiscal year 2006, after payment of $0.4 million of dividends to stockholders during the current quarter and $2.5 million in taxes related to the funds repatriated under the American Jobs Creation Act. We believe that this strong cash position can fund dividends and future growth opportunities.

RESULTS OF OPERATIONS

Revenue

Compared with the Prior Year Quarter

Revenue for the current quarter was $31.7 million, a decrease of $0.1 million, or 0.4 percent, from the same period last year. The decrease in revenue for the current quarter was mainly attributable to lower sales of line matrix printers through the OEM channel. Revenue remained stable in the Americas and increased in Asia Pacific by 1.9 percent, particularly in the line matrix and laser product technology groups, but was lower by $0.2 million, or 2.3 percent, in EMEA, also in the line matrix and laser product technology groups. Sales grew in the Asia Pacific region principally due to strong sales into China, Japan and the Australia regions.

Revenue by Geographic Region

Revenue by geographic region, related percent changes and percent of total revenue for the first quarter of fiscal year 2007 and 2006 were as follows:

	Three Months Ended			Percent of Total Sales
	June 30,	June 24,	Percent	June 30,	June 24,
Geographic Region	2006	2005	Change	2006	2005
	($ in thousands)
Americas	$16,188	$16,186	0.0%	51.1%	50.9%
EMEA	10,179	10,417	-2.3%	32.2%	32.8%
Asia Pacific	5,283	5,184	1.9%	16.7%	16.3%

	$31,650	$31,787	-0.4%	100.0%	100.0%

Americas sales remained stable at $16.2 million principally as a result of an increase in direct sales offset by a decrease in OEM sales. Americas direct sales increased 97.2 percent to $1.9 million due to increased sales to one of our largest customers as they refurbished a distribution center. Americas OEM sales decreased 15.3 percent to $4.8 million principally due to a major sale in the prior year through IBM. EMEA sales decreased 2.3 percent to $10.2 million principally due to lower sales through IBM, offset by an increase in distribution sales. We noted a continued weakness in the Western Europe’s economy in the manufacturing sector, particularly in the automotive industry. In addition, the region appears to be moving to lower priced mid-range thermal printers. Changes in the value of the Euro had a negative impact to EMEA revenue of $0.3 million during the current quarter compared with the prior year quarter. Asia Pacific sales increased 1.9 percent to $5.3 million principally due to an increase in OEM and direct sales offset by a decrease in distribution sales.

Revenue by Product Technology

        Revenue by product technology, related percent changes and percent of total revenue for the first quarter of fiscal year 2007 and 2006 were as follows:

	Three Months Ended			Percent of Total Sales
	June 30,	June 24,	Percent	June 30,	June 24,
Product Technology	2006	2005	Change	2006	2005
	($ in thousands)
Line matrix	$22,748	$22,204	2.5%	71.9%	69.9%
Thermal (includes RFID)*	5,722	6,147	-6.9%	18.1%	19.3%
Laser	2,657	2,799	-5.1%	8.4%	8.8%
Verification products	523	637	-17.9%	1.6%	2.0%

	$31,650	$31,787	-0.4%	100.0%	100.0%

* RFID	$714	$943	-24.3%	2.3%	3.0%

Line matrix sales increased from the prior year quarter principally due to higher recurring revenue from the installed base, offset by lower sales of line matrix printers in the EMEA region due to a slowdown in the Western Europe manufacturing sector. Thermal printer sales showed a reduction from the prior year quarter due to a major deal in the Americas which did not reoccur this quarter.

Laser sales continue to show a decline. We are focusing our efforts on refreshing our laser product line during fiscal year 2007.

Revenue by Channel

Revenue by channel, related percent changes, and percent of total sales for the first quarter of fiscal year 2007 and 2006 were as follows:

	Three Months Ended			Percent of Total Sales
	June 30,	June 24,	Percent	June 30,	June 24,
Channel	2006	2005	Change	2006	2005
	($ in thousands)
OEM	$7,861	$9,492	-17.2%	24.8%	29.9%
Distribution	21,114	20,824	1.4%	66.7%	65.5%
Direct	2,675	1,471	81.8%	8.5%	4.6%

	$31,650	$31,787	-0.4%	100.0%	100.0%

Sales through the OEM channel decreased 17.2 percent to $7.9 million. In the Americas and EMEA, the OEM channel decline was primarily due to lower sales through IBM. This is due to a major sale in the prior year in the Americas which did not reoccur this fiscal year and continued weakness in EMEA. Sales through the distribution channel increased 1.4 percent to $21.1 million primarily due to an increase in EMEA sales in both hardware and post sales areas, offset by a decrease in Asia Pacific sales resulting from aggressive competitor pricing in certain smaller countries. Direct sales increased 81.8 percent to $2.7 million primarily due to increased sales in the Americas and Asia Pacific as a large customer completed a few major refurbishment projects.

Revenue by Customer

Revenue by customer, related percent changes and percent of total revenue for the first quarter of fiscal year 2007 and 2006 were as follows:

	Three Months Ended			Percent of Total Sales
	June 30,	June 24,	Percent	June 30,	June 24,
Customer	2006	2005	Change	2006	2005
	($ in thousands)
Largest customer - IBM	$5,609	$7,640	-26.6%	17.7%	24.0%
Second largest customer	2,534	2,596	-2.4%	8.0%	8.2%
Top ten customers	14,941	16,076	-7.1%	47.2%	50.6%

Sales to IBM in the Americas and EMEA decreased by $1.5 million, or 31.9 percent, and $0.6 million, or 25.7 percent for the reasons already stated above.

Recurring Revenue

Recurring revenue from the installed base was $13.9 million, or 43.8 percent of total sales, in the current quarter, up from $12.4 million, or 39.2 percent, for the same period a year ago, we believe as a result of the demand-generation programs, particularly in the Americas. Recurring revenue includes line matrix ribbons, laser consumables, spares, sales under the advance exchange program, labels, printer maintenance and depot repair services. We will continue to focus on this strategic growth initiative by marketing to our installed base of customers, continuing to add channels to market and targeting the maintenance and repair business.

Gross Margin

Gross margin for the current quarter was $12.4 million compared with $12.3 million for the same period a year ago and was 39.2 percent and 38.7 percent of revenue, respectively. The increase in gross margin, despite a $0.1 million decrease in revenues over the same period, is a result of lower worldwide manufacturing costs due to our cost containment measures, which included a reduction in labor and product costs as a result of moving our fret manufacturing to Singapore. Changes in the value of the Euro unfavorably impacted gross margin by $0.2 million from the prior year quarter.

Operating Expenses

Operating expenses consist of engineering and development, sales and marketing and general and administrative costs. Operating expenses were $12.0 million for the current quarter and $12.2 million for the prior year quarter. Operating expenses, related percent changes and percent of total sales were as follows:

	Three Months Ended			Percent of Total Sales
	June 30,	June 24,	Percent	June 30,	June 24,
	2006	2005	Change	2006	2005
	($ in thousands)
Engineering and development	$3,139	$3,868	-18.8%	9.9%	12.2%
Sales and marketing	5,955	$6,116	-2.6%	18.8%	19.2%
General and administrative	2,861	$2,250	27.2%	9.1%	7.1%

	$11,955	$12,234	-2.3%	37.8%	38.5%

Engineering and Development

Engineering expenses consist mostly of labor and test materials. In the current quarter, we spent $3.1 million on engineering and development, compared with $3.9 million for the same period last year. As a percentage of revenue, engineering and development expenses decreased in the current quarter to 9.9 percent from 12.2 percent in the same quarter last year. Engineering and development expenses for the current quarter decreased due to lower labor costs resulting from a 16.7 percent decrease in headcount from June 24, 2005 to June 30, 2006.

Sales and Marketing

Sales and marketing expenses for the quarter decreased to $6.0 million, compared with $6.1 million for the prior year quarter. As a percentage of revenue, sales and marketing expenses decreased in the current quarter to 18.8 percent from 19.2 percent in the same quarter last year. Sales and marketing spending was lower in the current year mainly due to reduced advertising and agency costs in the Americas and EMEA.

General and Administrative

General and administrative expenses for the quarter increased to $2.9 million, compared with $2.3 million for the prior year quarter. As a percentage of revenue, general and administrative expenses increased in the current quarter to 9.1 percent from 7.1 percent in the same quarter last year. General and administrative expenses increased from the prior year quarter primarily due to an increase in external consulting fees and temporary labor costs of $0.2 million due to increased staffing needs and Sarbanes-Oxley compliance. Also, there was an increase in consulting and legal fees for strategic planning and environmental matters of $0.1 million. The first quarter of fiscal year 2006 reflects a reduction in the provision for bad debts of $0.3 million for a recovery on receivables previously determined to be uncollectible.

The effects of changes in the Euro’s value in the current quarter, compared with the prior year quarter, decreased operating expenses by $30 thousand.

Foreign Currency (Gains) Losses, Net

Gains from foreign currency transactions and remeasurements were $6 thousand for the current quarter compared with $60 thousand for the quarter ended June 24, 2005. Changes in foreign currency transactions and remeasurements for the three months ended June 30, 2006, compared with the prior year quarter, were principally due to the effect of changes in the value of the Euro.

Interest and Other (Income) Expense, Net

Interest income, interest expense and other income, net are as follows:

	Three Months Ended
	June 30, 2006	June 24, 2005
	($ in thousands)
Interest expense	$224	$155
Interest income	(460)	(287)
Other income, net	(7)	(13)

Interest income increased to $0.5 million for the three-month period of the current fiscal year from $0.3 million in the same period of the prior fiscal year primarily due to higher interest rates. In addition, in fiscal year 2006, we engaged a professional investment manager which resulted in better investment performance.

Income Taxes

We have subsidiaries in various countries and are therefore subject to varying income tax rates. The tax provision for the three months ended June 30, 2006 consisted of $5 thousand in current state expense and $132 thousand in foreign tax expense. A full valuation allowance was recorded against net operating loss carryforwards generated in the United States since it is more likely than not that such assets will not be realized. The tax provision for the three months ended June 30, 2006 reflected state minimum franchise taxes and the income tax rates in foreign countries in which we operate. The tax provision for the three months ended June 24, 2005, reflected the income tax rates in foreign countries in which we operate and income tax benefits and refunds of $0.1 million generated from foreign net operating losses. During the three months ended June 30, 2006, we paid $2.5 million in taxes related to the repatriation of $32.0 million of dividends in the fourth quarter of fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The primary source of liquidity historically has been cash generated from operations. We ended the quarter with cash, cash equivalents and short-term investments of $38.6 million, a decrease of $3.5 million from the beginning of the fiscal year. The decrease in net cash was due primarily to payment of taxes of $2.5 million during the quarter ended June 30, 2006 related to the repatriation of $32.0 million of dividends in the fourth quarter of fiscal year 2006 and payment of $0.4 million in dividends to stockholders during the current quarter.

Cash generated from operations has been sufficient to allow the company to fund its working capital needs, invest in capital expenditures as needed, repurchase shares of its common stock during fiscal year 2004 and pay dividends starting in fiscal year 2005. Should we need to obtain additional sources of funds, we believe we could obtain such funds through additional credit facilities.

The current portion of debt of $13.3 million, collateralized by the Irvine facility, is repayable in June 2007. Current expectations are that the company will refinance the debt before that time. We believe we will be able to refinance the debt at acceptable terms or, alternatively, repay the debt using existing cash balances.

One of our subsidiaries maintains a line of credit with a major foreign bank totaling $4.2 million that is guaranteed by the company. This line of credit is collateralized by the subsidiary’s manufacturing facility. The line of credit is subject to a financial covenant, which requires that we maintain a net worth of not less than $64 million. We were in compliance with this financial covenant as of June 30, 2006. One of our subsidiaries also maintains a letter of credit with a major foreign bank of $0.3 million. We also maintain a commitment facility in the amount of $2.6 million with a foreign bank to support the hedging activities. We have a letter of credit related to our workers’ compensation program for $0.5 million, which renews automatically and is secured by cash. During and as of the fiscal periods presented, no amounts were borrowed under these agreements.

Additional information on bank borrowings and debt arrangements can be found in Note 5 of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Activities

Net cash used in operating activities during the three months ended June 30, 2006 was $2.6 million compared with net cash provided by operating activities of $0.8 million during the three months ended June 24, 2005. The decrease in net cash from operating activities was due primarily to payment of taxes of $2.5 million during the three months ended June 30, 2006 related to the repatriation of $32.0 million of dividends in the fourth quarter of fiscal year 2006.

Investing Activities

Net cash used in investing activities during the three months ended June 30, 2006 was $2.0 million compared with $8.4 million during the three months ended June 24, 2005. During the three months ended June 30, 2006, we purchased short-term investments of $1.5 million compared with $7.1 million during the three months ended June 24, 2005. Purchases of property and equipment were $0.5 million during the three months ended June 30, 2006 compared with $1.4 million during the three months ended June 24, 2005.

Financing Activities

Net cash used in financing activities during the three months ended June 30, 2006 was $0.4 million compared with $0.1 million during the three months ended June 24, 2005. During the three months ended June 30, 2006, we paid $0.4 million in dividends to stockholders compared with $0.5 million in the three months ended June 24, 2005. Cash proceeds from the exercise of stock options during the three months ended June 30, 2006 were $0.2 million compared with $0.6 million during the three months ended June 24, 2005. Payments totaling $0.2 million were made on the long-term note during the three months ended June 30, 2006 and June 24, 2005.

The remaining shares that could be repurchased at the discretion of management under the stock buyback program totaled 227,395 shares as of June 30, 2006. No shares were repurchased during the periods presented.

OFF-BALANCE SHEET ARRANGEMENTS

The company’s off-balance sheet arrangements consist of operating leases, purchase obligations, and guarantees. There were no material changes in our operating lease agreements or guarantees as of June 30, 2006 from that reported in our Annual Report on Form 10-K. We have a non-cancelable purchase obligation under an agreement with one of our suppliers. We have agreed to purchase a minimum of $1.0 million of product through March 2007. As of June 30, 2006, we had fulfilled approximately $0.2 million of the commitment.

Additional information regarding our obligations can be found in Note 5, Note 9 and Note 10 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of Printronix are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us at the time. These estimates and assumptions affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingent assets and liabilities for the periods presented. We continuously evaluate the estimates, judgments and assumptions, including those related to product returns, customer programs and incentives, doubtful accounts, inventories, warranty obligations, other long-lived assets, income taxes, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions. Information with respect to the company’s critical accounting policies which the company believes could have the most significant effect on the company’s reported results and require subjective or complex judgments by management is contained on pages 23-25 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the company’s Annual Report on Form 10-K for the year ended March 31, 2006. Management believes that as of June 30, 2006 there has been no material change to this information, except as described below.

Stock-Based Compensation

On April 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of the grant. As required by SFAS 123(R), share-based compensation expense, net of an estimated forfeiture rate, is recognized over the requisite service period (generally the vesting period) of the award. We adopted SFAS 123(R) using the modified prospective method, which results in the recognition of compensation expense using the provisions of SFAS 123(R) for all share-based awards granted or modified after March 31, 2006 and the recognition of compensation expense using the provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for all unvested awards outstanding at the date of adoption. Under this transition method, the results of operations of prior periods have not been restated. Accordingly, we will continue to provide pro forma financial information for prior periods to illustrate the effect on net income and earnings per share of applying the fair value recognition provisions of SFAS No. 123.

Prior to April 1, 2006, as permitted by SFAS No. 123, we accounted for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, we did not recognize any compensation expense for stock option grants where the exercise price was equal to the fair market value of our common stock on the grant date. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS 123(R) as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans. Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. SFAS 123(R) requires that the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized (excess tax benefits) be classified in the statement of cash flow as a cash inflow from financing activities and a cash outflow from operating activities.

For the three months ended June 30, 2006, we did not grant or modify any stock options or restricted stock awards and, therefore, no stock-based compensation expense was recognized under SFAS 123(R). We do not currently expect the adoption of SFAS 123(R) to significantly impact our future results of operations. We are currently evaluating alternatives to stock options to compensate our employees.

NEW ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — an Amendment of ARB 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS 151 was effective for fiscal years beginning after June 15, 2005, and was adopted by the company in the first quarter of fiscal year 2007. The adoption of SFAS 151 did not have a material impact on the condensed consolidated financial statements of the company.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error, unless it is impracticable to do so. When it is impracticable to determine the period-specific effects of an accounting change, SFAS 154 requires application of the new accounting principle as of the earliest period for which retrospective application is practicable. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires application as if the accounting principle were adopted prospectively from the earliest date practicable. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was adopted by the company in the first quarter of fiscal year 2007. The adoption of SFAS 154 did not have a material impact on the condensed consolidated financial statements of the company.

In June 2005, the FASB issued EITF 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features, (Such as Terms Specified in Altersteilzeit Early Retirement Arrangements)”. The Altersteilzeit arrangement is an early retirement program in Germany designed to create an incentive for employees, within a certain age group, to transition from (full or part-time) employment into retirement before their legal retirement age. The EITF is effective for fiscal years beginning after December 15, 2005 and was adopted by the company in the first quarter of fiscal year 2007. The adoption of this EITF did not have a material impact on the condensed consolidated financial statements of the company.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. We are currently evaluating what impact, if any, this statement will have on the condensed consolidated financial statements of the company.

PART I. FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk

PRINTRONIX, INC. AND SUBSIDIARIES

MARKET RISK

The foreign operations may be impacted by foreign currency fluctuations. We are not aware of any significant risks with respect to the foreign business other than those inherent in the competitive nature of the business and fluctuations in foreign currency exchange rates. We have a foreign currency hedging program in order to mitigate exposure to foreign currency rate movements. Under the program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. The contracts are marked-to-market and the resulting gains or losses are reflected in accumulated other comprehensive income (loss). Unrealized gains and losses on these contracts are deferred in other comprehensive income (loss) until the contracts are settled and the hedged sales are realized, at which time the deferred gains or losses will be reported as an increase or decrease to sales.

The following table reflects the total foreign currency forward contracts outstanding at June 30, 2006 and March 31, 2006:

	June 30,	March 31,
	2006	2006
	($ and € in thousands)
Notional amount	€400	€900
Average exchange rate	1.207	1.206
Carrying value of payable	$(34)	$(24)

Foreign currency transaction and remeasurement gains from all foreign currencies were $6 thousand and $60 thousand for the three months ended June 30, 2006 and June 24, 2005, respectively, principally due to the effect of changes in the value of the Euro.

The effects of changes in the Euro’s value for the three months ended June 30, 2006 compared with the three months ended June 24, 2005 were as follows: a decrease in revenue of $0.3 million, a decrease in gross margin of $0.2 million, a decrease in operating expenses of $30 thousand and foreign exchange losses of $24 thousand.

The future effect of changes in the value of the Euro or other foreign currencies on the consolidated results of operations or financial condition is difficult to predict.

Interest Rate Risk

We have financial instruments that are subject to interest rate risk, principally debt obligations and short-term cash investments. At June 30, 2006, cash and short-term investments were $38.6 million, and the related interest income on these invested balances was $0.5 million, (an annualized effective yield of 4.8 percent) for the three months then ended. If interest rates were to decrease by 10 percent (48 basis points on the balance of $38.6 million), the impact on our net earnings for the quarter would have been a decrease of $37 thousand. Information about the fair value of the financial instruments is found in Note 2 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Borrowings are at variable rates for periods that generally do not exceed 90 days. If interest rates were to increase by 10 percent (63 basis points on the long-term note), the impact on our net earnings for the quarter would have been a decrease of $15 thousand. Information about the bank borrowings is found in Note 5 of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
PRINTRONIX, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

        The information set forth under Note 10 of the Notes to the Condensed Consolidated Financial Statements, included in Part I, Item I of this Report is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in “Item 1A. Risk Factors” reported in Part 1 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

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

PRINTRONIX, INC. (Registrant)

Date: August 9, 2006	By:	/s/ George L. Harwood
George L. Harwood

Senior Vice President, Finance and Information Systems (IS), Chief Financial Officer and Corporate Secretary (Principal Accounting and Financial Officer)