Form 10-Q
period 2006-09-29
PRINTRONIX INC
filed 2006-11-08
CIK 311505

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________
Commission file number 0-9321
PRINTRONIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2903992
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14600 Myford Road P.O. Box 19559, Irvine, California	92623 (Zip Code)
(Address of principal executive offices)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).

YES ☐	NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 27, 2006
$0.01 par value	6,614,920

PRINTRONIX, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 29, 2006 and March 31, 2006
(Unaudited)

	September 29,	March 31,
	2006	2006
	($ in thousands except share and per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$32,334	$41,546
Short-term investments	3,991	547
Accounts receivable, net of allowances for doubtful accounts and sales returns of $1,349 as of September 29, 2006, and $1,483 as of March 31, 2006	19,402	19,292
Inventories:
Raw materials	8,799	7,881
Subassemblies	3,566	3,420
Work in process	189	186
Finished goods	3,517	2,895

Total inventory	16,071	14,382
Prepaid expenses and other current assets	1,910	1,780
Deferred income tax assets, net	154	196

Total current assets	73,862	77,743

Property, plant, and equipment, at cost:
Machinery and equipment	26,238	26,744
Furniture and fixtures	22,780	22,889
Buildings and improvements	23,174	23,172
Land	8,100	8,100
Leasehold improvements	796	754

	81,088	81,659
Less: Accumulated depreciation and amortization	(50,695)	(50,041)

Property, plant and equipment, net	30,393	31,618
Long-term deferred income tax assets, net	110	110
Other assets	615	513

Total assets	$104,980	$109,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,125	$700
Accounts payable	8,502	8,427
Accrued liabilities:
Payroll and employee benefits	4,105	4,552
Warranty	803	865
Deferred revenue	3,049	3,925
Professional fees	970	1,964
Other	2,078	2,522
Income taxes	160	2,273

Total current liabilities	32,792	25,228

Long-term debt, net of current portion	—	12,775
Deferred revenue, net of current portion	1,486	1,214
Long-term deferred income tax liabilities, net	154	196
Other long-term liabilities	368	331
Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Common stock, $0.01 par value (Authorized 30,000,000 shares; shares issued and outstanding 6,614,920 as of September 29, 2006, and 6,587,519 as of March 31, 2006)	66	66
Additional paid-in capital	36,581	36,369
Accumulated other comprehensive income (loss)	7	(24)
Retained earnings	33,526	33,829

Total stockholders’ equity	70,180	70,240

Total liabilities and stockholders’ equity	$104,980	$109,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 29, 2006 and September 23, 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2006	2005	2006	2005
	($ in thousands, except share and per share data)

Revenue	$29,263	$28,958	$60,913	$60,745
Cost of sales	17,761	18,171	37,012	37,649

Gross margin	11,502	10,787	23,901	23,096

Operating expenses:
Engineering and development	3,092	3,608	6,231	7,476
Sales and marketing	5,493	6,115	11,448	12,231
General and administrative	2,720	2,751	5,581	5,001

Total operating expenses	11,305	12,474	23,260	24,708

Income (loss) from operations	197	(1,687)	641	(1,612)

Foreign currency losses (gains), net	16	(23)	10	(83)
Interest income	(444)	(359)	(904)	(646)
Interest expense	266	175	490	330
Other income, net	(7)	(17)	(14)	(30)

Income (loss) before taxes	366	(1,463)	1,059	(1,183)
Provision for income taxes	155	135	292	205

Net income (loss)	$211	$(1,598)	$767	$(1,388)

Net income (loss) per share:
Basic	$0.03	$(0.26)	$0.12	$(0.22)
Diluted	$0.03	$(0.26)	$0.12	$(0.22)

Shares used in computing net income (loss) per share:
Basic	6,299,942	6,241,949	6,291,767	6,222,233
Diluted	6,439,328	6,241,949	6,449,775	6,222,233
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 29, 2006 and September 23, 2005
(Unaudited)

	Six Months Ended
	September 29,	September 23,
	2006	2005
	($ in thousands)

Cash flows from operating activities:
Net income (loss)	$767	$(1,388)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,195	2,322
Recovery of doubtful accounts	(115)	(551)
Loss (gain) on disposal of property and equipment	69	(7)
Unrealized gain on marketable securities	7	—
Changes in operating assets and liabilities:
Accounts receivable	5	3,109
Inventories	(1,689)	(1,136)
Prepaid expenses and other assets	(208)	(456)
Accrued interest income	(35)	—
Accounts payable	75	(373)
Payroll and employee benefits	(447)	(287)
Accrued warranty	(62)	40
Accrued professional fees	(994)	363
Accrued income taxes	(2,113)	56
Deferred revenue	(604)	(723)
Other liabilities	(407)	(191)

Net cash (used in) provided by operating activities	(3,556)	778

Cash flows from investing activities:
Purchases of property and equipment	(1,083)	(2,448)
Proceeds from disposition of property and equipment	44	26
Proceeds from sales of short-term investments	—	13,100
Purchases of short-term investments	(3,409)	(16,990)

Net cash used in investing activities	(4,448)	(6,312)

Cash flows from financing activities:
Payments made on long-term debt	(350)	(350)
Proceeds from employee stock incentive plans	212	623
Cash dividends declared and paid	(1,070)	(916)

Net cash used in financing activities	(1,208)	(643)

Net decrease in cash and cash equivalents	(9,212)	(6,177)
Cash and cash equivalents at beginning of period	41,546	35,405

Cash and cash equivalents at end of period	$32,334	$29,228

Supplementary disclosures of cash flow information:
Income tax paid	$2,870	$144
Interest paid	$435	$273
The accompanying notes are an integral part of these condensed consolidated financial statements.

As of September 29, 2006 and March 31, 2006, and for the Three and Six Months Ended
September 29, 2006 and September 23, 2005
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
     We underwent a state sales tax audit for the period of October 2001 through September 2004 and received a notice of determination in October 2006. As of September 29, 2006, we had accrued $156 thousand related to this matter for taxes, interest and penalties through September 2006, of which $38 thousand was recorded to cost of sales, $38 thousand was recorded to engineering and development, $37 thousand was recorded to general and administrative, and $43 thousand was recorded to other income, net. Of the $156 thousand, $144 thousand related to prior years. We do not believe that these adjustments are quantitatively or qualitatively material to the results of the three and six month periods ended September 29, 2006, our projected results for the current year, or to any prior years’ earnings, earnings trends or financial statement line items. As a result, we have not adjusted any prior period amounts.
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
     Prior to April 1, 2006, as permitted by SFAS No. 123, we accounted for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, we did not recognize any compensation expense for stock option grants where the exercise price was equal to the fair market value of our common stock on the grant date. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS 123(R) as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans. Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. SFAS 123(R) requires that the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized (excess tax benefits) be classified in the statement of cash flow as a cash flow from financing activities rather than as a cash flow from operating activities.

     For the six months ended September 29, 2006, we did not grant or modify any stock options or restricted stock awards and, therefore, no stock-based compensation expense was recognized under SFAS 123(R). We are currently evaluating alternatives to stock options to compensate our employees.
Pro Forma Information Under SFAS No. 123 for Periods Prior to April 1, 2006
     The following table illustrates the effect on net loss and net loss per share for the three and six months ended September 23, 2005 if we had applied the fair value recognition provision of SFAS 123 to stock-based compensation:

	Three Months	Six Months
	Ended	Ended
	September 23,	September 23,
	2005	2005
	($ in thousands, except per share data)
Net loss, as reported	$(1,598)	$(1,388)

Deduct total stock-based employee compensation expense determined under fair value-based method for all awards	(102)	(195)

Pro forma net loss	$(1,700)	$(1,583)

Net loss per share:
Basic — as reported	($0.26)	($0.22)
Basic — pro forma	($0.27)	($0.25)

Diluted — as reported	($0.26)	($0.22)
Diluted — pro forma	($0.27)	($0.25)
     In December 2005, we accelerated the vesting of all of the company’s “out-of-the-money” stock options (96,402 shares at a weighted-average exercise price of $16.96 per share) previously granted under the 1994 Stock Incentive Plan. No compensation expense resulted from the accelerated vesting of these options. In March 2006, we accelerated the vesting of all remaining stock options (60,121 shares at a weighted-average exercise price of $12.11 per share) previously granted under the 1994 Stock Incentive Plan and the 2005 Stock Option Plan. As a result of the acceleration of the “in-the-money” stock options, approximately $10 thousand of stock-based employee compensation cost was reflected in the reported net loss for fiscal year 2006 in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25.” The compensation cost is related to the excess of the intrinsic value over the fair market value of the company’s stock on the acceleration date of those options that would have been forfeited or expired unexercised had the vesting not been accelerated. The forfeiture rate was determined based on historical experience. The compensation charge will be adjusted in future period financial results as actual forfeitures are realized. For the three and six months ended September 29, 2006, there were no material changes in actual forfeitures from estimates.
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

     For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option granted to employees is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions for the three and six months ended September 23, 2005:

	Three Months	Six Months
	Ended	Ended
	September 23,	September 23,
	2005	2005
Expected volatility	0.44	0.44
Weighted-average risk-free interest rate	4.04%	3.96%
Dividend yield	1.1%	1.1%
Average expected life	3.60	3.60
Weighted-average grant-date fair value	$5.62	$5.45
     Assumptions are not presented for the three and six months ended September 29, 2006 because stock options were not granted during these periods.
Note 2 Short-Term Investments
     We evaluate our short-term investments in marketable debt securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and have determined that all of the investments in marketable debt securities should be classified as available-for-sale as of September 29, 2006 and held-to-maturity as of March 31, 2006. Available-for-sale securities are carried at fair value and held-to-maturity securities are carried at amortized cost. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income. The income tax rate is zero for these transactions due to domestic operating losses and the effect of valuation allowances. Realized gains and losses are included in interest income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.
     The fair value of the investments in marketable debt securities is based on quoted market prices that approximate fair value. We assess the investments in marketable debt securities for other-than-temporary declines in value by considering various factors that include, among other things, any events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position, and our ability and intent to hold the security until a forecasted recovery of fair value.
     At September 29, 2006, we had $30.0 million of investments in taxable corporate securities, repurchase agreements and money market funds. At September 29, 2006, $26.4 million of these investments had original maturities of three months or less and were included in cash and cash equivalents, $3.4 million had original maturities of greater than three months, but less than one year, and were included in short-term investments, and $0.2 million were funds held in escrow, and were included in other assets. During the three and six months ended September 29, 2006, our investments earned an annualized effective yield of 5.3 percent and 5.1 percent, respectively.
     At March 31, 2006, we had $30.8 million of investments in mortgage-backed securities with original maturities of three months or less which were included in cash and cash equivalents on the balance sheet. At September 29, 2006 and March 31, 2006, short-term investments also included $0.6 million and $0.5 million, respectively, in certificates of deposit, which are carried at cost.
     At September 29, 2006 and March 31, 2006, the estimated fair value of each investment approximated its amortized cost and, therefore, we had no significant unrealized gains or losses or any non-temporary losses.
Note 3 Accounts Receivable
     We maintain an allowance for doubtful accounts and an allowance for estimated sales returns, totaling $1.3 million and $1.5 million as of September 29, 2006 and March 31, 2006, respectively. The allowance for doubtful accounts was $0.6 million and $0.8 million as of September 29, 2006 and March 31, 2006, respectively. The allowance for estimated sales returns was $0.7 million as of September 29, 2006 and March 31, 2006, and was reflected as a reduction to revenues in the periods established.

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
     Directive 2002/95/EC on the restriction of the use of certain hazardous substances in electrical and electronic equipment (“RoHS”) became effective throughout the European Community starting July 1, 2006. RoHS restricts the use of six substances: lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls (“PBB”) or polybrominated diphenyl ethers (“PBDE”), within electrical and electronic equipment. As of June 30, 2006, the conversion of products targeted for RoHS compliance had been completed without an impact to the realizability of the inventory on hand.
Note 5 Bank Borrowings and Debt Arrangements
Long-Term Note
     As of September 29, 2006, the company has a $13.1 million note with a United States bank collateralized by its Irvine facility. The note requires monthly principal and interest payments, with a balloon payment of $12.6 million due June 1, 2007. Repayment of the note is as follows: $0.3 million for fiscal year 2007, and $12.8 million, which includes the balloon payment, in fiscal year 2008. Because all remaining payments are due within one year, the $13.1 million balance on the note is classified in current liabilities. As of September 29, 2006, the Irvine facility had a carrying value of $20.1 million.
     The note contains customary default provisions and has no financial covenants. Interest on the note is at variable rates based upon the London Interbank Offered Rate (“LIBOR”) plus 1.25 percent, and is reset for periods from one month up to one year, at our discretion. The interest rate on the note was 6.6 percent as of September 29, 2006 and the weighted-average interest rate on the note was 6.7 percent and 6.5 percent for the three and six months ended September 29, 2006. Total interest expense on the note was $0.2 million and $0.4 million, respectively, for the three and six months ended September 29, 2006 and $0.2 million and $0.3 million, respectively, for the three and six months ended September 23, 2005.
Line of Credit and Standby Letters of Credit
     In May 2006, one of our foreign subsidiaries terminated its $1.8 million unsecured line of credit, which included a $1.5 million standby letter of credit, with a major foreign bank and entered into a new line of credit for $4.2 million with the same major foreign bank. This line of credit provides for trade financing and includes letters of credit, trust receipts, shipping guarantees, banker’s guarantees and a standby letter of credit for a total of $1.8 million, and a working capital line of credit for $2.4 million. Advances under the trade financing instruments generally have a maximum term of one year, except for the letter of credit and trust receipt, which have maximum terms of 30 and 90 days, respectively. Advances under the working capital line of credit are limited to 80% of the market value of our subsidiary’s manufacturing facility, or $2.4 million, whichever is lower. The parent company guarantees any amounts outstanding up to the $4.2 million credit limit. The entire credit facility is subject to a financial covenant, which requires that we maintain a net worth of not less than $64 million. We were in compliance with this financial covenant as of September 29, 2006. The line of credit is collateralized by our subsidiary’s manufacturing facility. The facility had a carrying value of $2.7 million as of September 29, 2006. No fees are charged for the unused portion of the lines of credit. Any borrowings on the line of credit would be subject to interest rates at 1.0 percent above the prime-lending rate. During the six months ended September 29, 2006 and fiscal year 2006 there were no cash borrowings against the new or terminated lines of credit.
     One of our foreign subsidiaries maintains a $0.3 million letter of credit with a major foreign bank. This credit facility provides for financing of trade shipments to Singapore. Any borrowings on this letter of credit are subject to interest rates at 0.25 percent above the prime-lending rate. During the six months ended September 29, 2006 and fiscal year 2006, there were no cash borrowings against this letter of credit.

     We maintain a $0.5 million standby letter of credit related to our workers’ compensation insurance program. The standby letter of credit is secured by a cash deposit and is automatically renewed annually. Any borrowings would be subject to interest rates at 2.0 percent above the prime-lending rate, subject to certain maximum limits. During the six months ended September 29, 2006 and fiscal year 2006, there were no cash borrowings against this standby letter of credit.
Credit Agreement for Hedging Activity
     We have a commitment facility for $2.5 million with a major foreign bank to support our hedging activities. This commitment facility has no restrictive covenants and is available to fund any forward currency contracts should we be unable to satisfy our obligations. The agreement automatically renews annually, subject to certain administrative compliance requirements. There are no annual fees under this agreement. Any borrowings under this agreement would be subject to interest rates available at that time. During the six months ended September 29, 2006 and fiscal year 2006 no amounts were borrowed under this commitment facility.
Note 6 Defined Benefit Pension Plan
     We sponsor a defined benefit pension plan in Germany for our employees. The pension benefits are based on length of service, wage level, and position in the company. As of September 29, 2006 and March 31, 2006, there were four participants in the plan. We have elected to record the change in the pension benefit obligation as our net periodic benefit cost. For the three and six months ended September 29, 2006, we recorded a net periodic benefit cost of $9 thousand and $18 thousand, respectively.
Note 7 Net Income (Loss) per Share
     Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive.
     Net income (loss) per share for the three and six months ended September 29, 2006, and September 23, 2005, is set forth in the following table:

	Three Months Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2006	2005	2006	2005
	($ in thousands, except share and per share data)

Net income (loss)	$211	$(1,598)	$767	$(1,388)
Basic weighted-average shares outstanding	6,299,942	6,241,949	6,291,767	6,222,233
Basic net income (loss) per share	$0.03	$(0.26)	$0.12	$(0.22)

Effect of dilutive securities:
Basic weighted-average shares outstanding	6,299,942	6,241,949	6,291,767	6,222,233
Dilutive effect of stock options	139,386	—	158,008	—

Dilutive weighted-average shares outstanding	6,439,328	6,241,949	6,449,775	6,222,233
Diluted net income (loss) per share	$0.03	$(0.26)	$0.12	$(0.22)
     The dilutive weighted-average shares outstanding do not include the antidilutive impact of 118,335 and 121,538 shares for the three and six months ended September 29, 2006, respectively, and 96,433 and 121,028 shares for the three and six months ended September 23, 2005, respectively, because the exercise price of the stock options exceeded the average market value of the stock in the periods presented. In addition, the dilutive weighted-average shares outstanding do not include the antidilutive impact of 226,647 and 222,209 shares for the three and six months ended September 23, 2005, respectively, due to net losses for these periods.

Note 8 Stockholders’ Equity
Stock Incentive Plan — Common Stock Options
     The 1994 Stock Incentive Plan (the “1994 Plan”) expired in August 2005. As of September 29, 2006, there were 482,623 stock options outstanding that were previously granted subject to the rights of that plan and no stock options available to grant. The company’s shareholders approved the Printronix, Inc. 2005 Stock Option Plan (the “2005 Plan”) during the second quarter of fiscal year 2006. The 2005 Plan authorizes the sale of up to a total of 600,000 shares of the company’s common stock pursuant to either of two types of “Stock Awards”: (1) stock options; and (2) shares of stock acquired pursuant to stock purchase agreements containing certain restrictions (“restricted stock”). Individuals are granted options under the 2005 Plan at terms (purchase price, expiration date and vesting schedule) established by a committee of the Board of Directors. Under the 2005 Plan, options are granted either in accordance with contractual arrangements or at a price that is equal to fair market value on the date of grant. Such options expire up to ten years after the grant date and generally vest over a four year period. Under restricted stock purchase agreements, individuals purchase shares when the Stock Award is granted; the shares are restricted as the rights to full beneficial ownership vest only upon achievement of certain performance criteria.
     When the 2005 Plan was approved by the company’s stockholders, the company’s ability to grant new awards under the 1994 Plan terminated, but did not affect awards then outstanding under the 1994 Plan.
     In fiscal year 2006, we accelerated the vesting of all remaining stock options, as described in Note 1.
     A summary of the status of the company’s stock option activity for the six months ended September 29, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Common Stock Options	Shares	Price	Term	Value
	($ in thousands, except share and per share data)
Outstanding, March 31, 2006	526,724	$10.20
Granted	—	—
Exercised	(27,401)	7.78
Forfeited and expired	(8,200)	17.01

Outstanding, September 29, 2006	491,123	$10.22	2.97	$1,952

Exercisable at September 29, 2006	491,123	$10.22	2.97	$1,952
     The total intrinsic value of options exercised during the three and six months ended September 29, 2006 was $7 thousand and $181 thousand, respectively.
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
     During the first quarter of fiscal year 2005, we granted 290,000 of the 310,000 shares and in July 2005, we issued 24,400 of the 56,722 shares, bringing the total restricted stock issued to 314,400. In addition, 20,000 shares were not issued but could be purchased by an employee if certain performance criteria were met. As of September 29, 2006, the performance criteria had not been met.

     No restricted stock was granted, vested or forfeited during the six months ended September 29, 2006. The weighted-average grant date fair value of the non-vested restricted stock outstanding as of September 29, 2006 was $13.94.
     The company has not met, nor is it probable any of the performance targets will be met as of September 29, 2006. Accordingly, stock-based compensation expense has not been recorded during any of the periods presented.
Common Share Purchase Rights
     On March 16, 1989, we declared a dividend payable on April 4, 1989, of 10,311,603 Common Share Purchase Rights. Each right, when exercisable, entitles a stockholder to buy one share of common stock at an exercise price of $15.55, subject to adjustment. The rights become exercisable ten days after certain persons or groups announce an acquisition of 20 percent or more, or announce an offer for 30 percent or more, of the common stock. The rights are nonvoting, originally expired in ten years and may be redeemed prior to becoming exercisable. In the event we are acquired in a merger or other business combination, each outstanding right would entitle a holder to purchase, at the current exercise price, that number of shares of common stock of the surviving company having a market value equal to two times the exercise price of the right. Prior to expiration of the rights, the plan under which the rights were granted was amended to, among other things, extend the plan for an additional ten years and change the exercise price to $70.00. The rights expire at the earlier of April 4, 2009, or the exchange or redemption as described above.
Stock Repurchases
     During fiscal year 2002, the Board of Directors authorized the company to purchase up to 500,000 shares of the company’s outstanding common stock. Purchases may be made from time-to-time in the open market. During fiscal years 2002 through 2004, 272,605 shares of common stock were repurchased at prices ranging from $9.03 to $11.87 for a total cost of $2.8 million. No shares of common stock were repurchased during fiscal years 2005 and 2006 or during the first six months of fiscal year 2007. Future purchases of 227,395 shares of common stock may be made at our discretion.
Cash Dividends
     During the first and second quarters of fiscal year 2007, the company paid cash dividends of $0.07 and $0.10 per share, respectively, totaling $1.1 million, based on 6.3 million shares outstanding.
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

     A summary of our accrued warranty obligation for the periods presented is as follows:

	Six Months Ended
	September 29,	September 23,
	2006	2005
	($ in thousands)
Beginning balance, warranty reserve	$865	$863
Add warranty expense	421	544
Accrual adjustments to reflect actual experience	(9)	(8)
Deduct warranty charges incurred	(474)	(496)

Ending balance, warranty reserve	$803	$903

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
     We have posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold these bonds should require payment from the Surety, we would be obligated to indemnify and reimburse the Surety for all costs incurred. As of September 29, 2006, we had $1.0 million of these bonds outstanding.
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
Note 10 Commitments and Contingencies
Contractual Obligations and Commercial Commitments
     We are obligated under certain borrowing, purchase and lease commitments. Additional information on our borrowing obligations can be found in Note 5. There were no material changes in our operating lease commitments as of September 29, 2006 from those reported in our Annual Report on Form 10-K.
Purchase Obligations
     We have a non-cancelable purchase obligation under an agreement with one of our suppliers. We have agreed to purchase a minimum of $1.0 million of product through March 2007. As of September 29, 2006, we had a remaining purchase commitment of $0.6 million.
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
     In August 2002, we responded to an inquiry from the California Department of Toxic Substance Control (the “Department”) regarding the operations at the site of the former production plant. In February 2004, the Department submitted a proposed Corrective Action Consent Agreement to Printronix, which would require Printronix to perform an investigation of the site that would be used as a basis to determine what, if any, remediation activities would be required of Printronix. During fiscal year 2006, the Department agreed to include the prior tenant of the site in the ongoing inquiry. We have agreed to perform an initial environmental test, which we believe will further support our claim that we did not use the VOCs in question. In May 2006, Printronix and the prior tenant referred to above were jointly issued an Enforcement Order in respect to 1700 Barranca Parkway, Irvine, CA. The Enforcement Order requires both parties to a) evaluate if interim measures are required and take action if necessary, b) perform an investigation of the site and c) take corrective measures if contaminants are found. The Enforcement Order allows an appeal, which was filed on June 2, 2006. As of August 7, 2006, the Corrective Action Consent Agreement to conduct a Preliminary Endangerment Assessment (“PEA”) had been agreed upon and executed by both Printronix and the prior tenant. Printronix and the prior tenant have selected an environmental consulting firm to conduct the PEA on their behalf. It is anticipated that in the third quarter of fiscal year 2007, the environmental consulting firm will prepare a formal PEA scope of work for all parties to approve.
     We are convinced that we bear no responsibility for any contamination at the site and we intend to defend vigorously any action that might be brought against us with respect thereto.
     As of September 29, 2006 and March 31, 2006, we continued to maintain an accrual for $0.2 million, included in accrued liabilities other, which we believe is a reasonable estimate to cover expenses for environmental tests, which we are prepared to undertake.
Denova Site
     In August 2004, Printronix was notified by the Environmental Protection Agency (the “EPA”) that clean up costs had been incurred at an authorized facility used by Printronix and approximately 2,000 other companies for the disposal of certain toxic wastes. Printronix joined with a group of the companies contacted by the EPA and collectively negotiated a settlement with the EPA. Our share of the settlement was $32 thousand, which we paid in May 2006. At September 29, 2006 we had no further liability regarding this matter.
Legal Matters
     We are involved in various claims and legal matters in the ordinary course of business. We do not believe these matters will have a material adverse effect upon the consolidated results of operations or financial condition.
     Our subsidiary in France is party to a wrongful termination dispute with a former employee. The former employee is claiming damages of 124,500 euros (approximately $158 thousand), which represents approximately 18 months of salary and legal fees. A hearing before the Labor Court in France is scheduled for April 2007. We believe that the former employee’s claim is without merit and the company intends to vigorously defend itself. Although it is possible the company may incur a liability related to this claim, we believe it is not probable and that the ultimate resolution of this matter will not have a material impact on the condensed consolidated financial statements of the company, and therefore have not recorded a liability for this matter.
Note 11 Other Comprehensive Income (Loss)
     Other comprehensive income (loss) represents unrealized gains and losses on the Euro foreign currency forward exchange contracts that qualify for hedge accounting and unrealized gains and losses on short-term investments. The aggregate amount of such gains or losses that have not yet been recognized in net income (loss) is reported in the equity portion of the Condensed Consolidated Balance Sheets as accumulated other comprehensive income (loss).
     Unrealized net gains on short-term investments at September 29, 2006 were $7 thousand.

     Under our foreign currency-hedging program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of September 29, 2006, there were no outstanding forward exchange contracts.
     The following table reconciles net income (loss) to other comprehensive income (loss) for the fiscal periods presented:

	Three Months Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2006	2005	2006	2005
	($ in thousands)
Net income (loss)	$211	$(1,598)	$767	$(1,388)
Other comprehensive income (loss)	4	(133)	31	(9)

	$215	$(1,731)	$798	$(1,397)

Note 12 Segment and Customer Data
     We manufacture and sell a variety of printers and associated products and conduct business in a single operating segment.
Sales by Customer
     Percent of total sales by customer for the fiscal periods presented were as follows:

	Three Months Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
Customer	2006	2005	2006	2005
Largest customer — IBM	21.8%	22.9%	19.7%	23.5%
Second largest customer	4.6%	8.2%	5.9%	8.2%
Top ten customers	47.2%	49.9%	46.3%	50.1%
     IBM accounted for 26.1 percent of our accounts receivable balance at September 29, 2006, and 24.7 percent as of March 31, 2006.
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
     In assessing the realizability of deferred tax assets, SFAS No. 109 establishes a more likely than not standard. If it is determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, historical and projected future taxable income and tax planning strategies when making this assessment. SFAS No. 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as losses in recent years. As a result of the company’s recent losses in the United States, the company concluded that a full valuation allowance was required for its deferred tax assets in the United States as of September 29, 2006, as required by SFAS No. 109.

     We have subsidiaries in various countries and are therefore subject to varying income tax rates. We have a favorable pioneer tax status in Singapore which exempted income generated from the manufacture and sale of the Printronix P5000 and P7000 Series line matrix and T5000 thermal products by our Singapore subsidiary from income tax liability. The pioneer status in Singapore resulted in foreign tax savings of zero and $0.1 million for the three and six months ended September 29, 2006, respectively, and $0.1 million and $0.3 million for the three and six months ended September 23, 2005, respectively. The effect of this pioneer status was to increase diluted net income per share by zero and 2 cents for the three and six months ended September 29, 2006, respectively, and 1 cent and 4 cents for the three and six months ended September 23, 2005, respectively. The pioneer status expires at the end of fiscal year 2007.
     As a matter of course, various taxing authorities may conduct regular audits on the company which may result in additional tax assessments. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters. During fiscal year 2006, we filed a protest and amended state income tax returns with the State of California Franchise Tax Board (“FTB”) to claim previously unclaimed research tax credits related to tax years ending March 1994 through March 2003. In September 2006, we received a notice from the FTB that it was conducting a review of our amended returns for the tax years ending March 1998 through March 2000.
     The tax provision for the three months ended September 29, 2006 consisted of $5 thousand in current state tax expense and $150 thousand in foreign tax expense. The tax provision for the six months ended September 29, 2006 consisted of $10 thousand in current state tax expense and $282 thousand in foreign tax expense. The tax provision for the three and six months ended September 29, 2006 reflected state minimum franchise taxes and the income tax rates in foreign countries in which we operate.
     In the first quarter of fiscal year 2007, we paid $2.5 million in taxes related to the repatriation under the American Job Creation Act of $32.0 million of dividends in the fourth quarter of fiscal year 2006.
     The tax provision for the three months ended September 23, 2005 consisted of foreign tax expense of $135 thousand. The tax provision for the six months ended September 23, 2005 included $20 thousand in current state tax expense and $185 thousand in foreign tax expense.
Note 14 New Pronouncements
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS 151 was effective for fiscal years beginning after June 15, 2005, and was adopted by the company in the first quarter of fiscal year 2007. The adoption of SFAS 151 did not have a material impact on the condensed consolidated financial statements of the company.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error, unless it is impracticable to do so. When it is impracticable to determine the period-specific effects of an accounting change, SFAS 154 requires application of the new accounting principle as of the earliest period for which retrospective application is practicable. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires application as if the accounting principle were adopted prospectively from the earliest date practicable. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was adopted by the company in the first quarter of fiscal year 2007. The adoption of SFAS 154 did not have a material impact on the condensed consolidated financial statements of the company.
     In June 2005, the FASB issued EITF 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features, (Such as Terms Specified in Altersteilzeit Early Retirement Arrangements)”. The Altersteilzeit arrangement is an early retirement program in Germany designed to create an incentive for employees, within a certain age group, to transition from full or part-time employment into retirement before their legal retirement age. The EITF is effective for fiscal years beginning after December 15, 2005 and was adopted by the company in the first quarter of fiscal year 2007. The adoption of this EITF did not have a material impact on the condensed consolidated financial statements of the company.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. We are currently evaluating what impact, if any, this statement will have on the condensed consolidated financial statements of the company.
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation),” (“EITF 06-03”). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a company’s financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for interim and annual periods beginning after December 15, 2006. We do not expect this statement to have a material impact on the condensed consolidated financial statements of the company.
     In September 2006, Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently assessing the impact of adopting SAB 108 but do not expect that it will have a material effect on the condensed consolidated financial statements of the company.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what impact, if any, this statement will have on the condensed consolidated financial statements of the company.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to 1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined benefit and other post-retirement plans; 2) recognize changes in the funded status in the year in which the changes occur through comprehensive income; 3) measure the funded status of defined pension and other post-retirement benefit plans as of the date of the company’s fiscal year end; and 4) provide enhanced disclosures. The provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006, except for the requirement to measure the funded status of retirement benefit plans as of our fiscal year end, which is effective for fiscal years ending after December 15, 2008. We are currently evaluating what impact, if any, this statement will have on the condensed consolidated financial statements of the company.

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
Message from the President
     The second quarter of fiscal year 2007 resulted in net income of $0.03 per diluted share on sales of $29.3 million. This compares with a net loss of $0.26 per share on sales of $29.0 million for the same quarter last year. Earnings in the first six months of fiscal year 2007 were $0.34 per share greater than the prior year on the same level of sales, reflecting higher margins (39.2 percent compared with 38.0 percent) and lower operating expenses (38.2 percent compared with 40.7 percent). Sales during the second quarter of fiscal year 2007 reflected an increase in sales through the OEM and distributor channels offset by a decline in direct sales. Through increased productivity and continued focus on cost containment, we were able to increase our profitability over the same quarter last year.
     Line matrix sales during the second quarter of fiscal year 2007 increased 1.3 percent to $21.1 million from the prior year quarter due to higher recurring revenue from our installed base, aided by our installed base’s upgrade to our new P7000 series line matrix printers. Regionally, Americas sales increased 4.6 percent to $14.7 million due to higher recurring sales primarily through the OEM channel. Asia Pacific sales decreased by 4.5 percent from the prior year quarter to $5.3 million primarily due to lower printer sales through the distribution channel. EMEA sales decreased by 1.0 percent from the prior year quarter to $9.3 million, due primarily to a decline in sales to our large OEM customers. Overall, worldwide sales through the distribution channel increased by 2.0 percent over the prior year quarter to $19.8 million.
     Cash and short-term investments were $36.3 million at September 29, 2006 compared with $42.1 million at the end of fiscal year 2006, primarily due to payment of $1.1 million of dividends to stockholders during the first six months of fiscal year 2007, $2.5 million in taxes related to the funds repatriated under the American Jobs Creation Act, and a $1.7 million increase in inventory. Inventory increased as we are now maintaining inventory in China for assembly of line matrix printers to be sold into China. In addition, we now maintain inventory levels unique to EMEA that are compliant with the RoHS directive to reduce hazardous wastes. Lastly, we increased levels of consumables inventory to improve service levels. We believe that this strong cash position can fund dividends and future growth opportunities.

RESULTS OF OPERATIONS
Revenue
Compared with the Prior Year Quarter — Overview
     Revenue for the current quarter was $29.3 million, an increase of $0.3 million, or 1.1 percent, over the same period last year. The increase in revenue for the current quarter was mainly attributable to higher recurring revenue from our installed base. Revenue increased in the Americas by 4.6 percent due to higher recurring sales, primarily through the OEM channel. Revenue decreased by $0.1 million, or 1.0 percent, in EMEA and by $0.3 million, or 4.5 percent, in the Asia Pacific region. Sales declined in the Asia Pacific region principally due to lower line matrix printer sales through the distribution channel.
Revenue by Geographic Region
     Revenue by geographic region, related percent changes and percent of total revenue for the second quarter of fiscal year 2007 and 2006 were as follows:

	Three Months Ended			Percent of Total Sales
	September 29,	September 23,	Percent	September 29,	September 23,
Geographic Region	2006	2005	Change	2006	2005
	($ in thousands)
Americas	$14,684	$14,032	4.6%	50.2%	48.5%
EMEA	9,279	9,375	-1.0%	31.7%	32.4%
Asia Pacific	5,300	5,551	-4.5%	18.1%	19.1%

	$29,263	$28,958	1.1%	100.0%	100.0%

     Americas sales increased by 4.6 percent to $14.7 million principally as a result of an increase in OEM sales. EMEA sales decreased 1.0 percent to $9.3 million principally due to lower sales through IBM, offset by an increase in distribution sales. We continue to observe weakness in Western Europe’s economy in the manufacturing sector together with a shift by end customers from high-end thermal printers to lower priced mid-range thermal printers, a market in which Printronix currently does not participate. Changes in the value of the Euro had a positive impact on EMEA revenue of $9 thousand during the current quarter compared to the prior year quarter. Asia Pacific sales decreased 4.5 percent to $5.3 million principally due to a decrease in distribution sales as a result of increased competition in the South East Asian market. Sales into China continued to grow and were up 12.9 percent over the prior year quarter, partly due to adding new channels.
Revenue by Product Technology
     Revenue by product technology, related percent changes and percent of total revenue for the second quarter of fiscal year 2007 and 2006 were as follows:

	Three Months Ended			Percent of Total Sales
	September 29,	September 23,	Percent	September 29,	September 23,
Product Technology	2006	2005	Change	2006	2005
	($ in thousands)
Line matrix	$21,119	$20,857	1.3%	72.2%	72.0%
Thermal (includes RFID)*	5,038	5,054	-0.3%	17.2%	17.5%
Laser	2,596	2,661	-2.4%	8.9%	9.2%
Verification products	510	386	32.1%	1.7%	1.3%

	$29,263	$28,958	1.1%	100.0%	100.0%

* RFID	$683	$792	-13.8%	2.3%	2.7%

     Line matrix sales increased from the prior year quarter principally due to higher recurring revenue from consumables sales and from our maintenance service contracts and repair business, partially offset by lower sales of line matrix printer units, principally in the Asia Pacific region, as a result of aggressive pricing by competitors. Laser sales continue to show a slight decline. We are focusing our efforts on updating our laser product line during fiscal year 2007. Verification products sales increased from the prior year quarter, principally in the Americas.
Revenue by Channel
     Revenue by channel, related percent changes, and percent of total sales for the second quarter of fiscal year 2007 and 2006 were as follows:

	Three Months Ended			Percent of Total Sales
	September 29,	September 23,	Percent	September 29,	September 23,
Channel	2006	2005	Change	2006	2005
	($ in thousands)
OEM	$8,334	$8,201	1.6%	28.5%	28.3%
Distribution	19,753	19,362	2.0%	67.5%	66.9%
Direct	1,176	1,395	-15.7%	4.0%	4.8%

	$29,263	$28,958	1.1%	100.0%	100.0%

     Sales through the OEM channel increased 1.6 percent to $8.3 million due to an increase in the Americas offset by a decrease in EMEA. In the Americas, the OEM channel increase was primarily due to sales under a maintenance service contract with one of our large customers. In EMEA, the decrease was primarily due to lower sales to IBM. Sales through the distribution channel increased 2.0 percent to $19.8 million primarily due to an increase in EMEA consumable sales, offset by a decrease in Asia Pacific line matrix printer sales resulting from aggressive competitor pricing in certain smaller countries. Direct sales decreased 15.7 percent to $1.2 million primarily due to the purchasing patterns of a major end user resulting in lower thermal printer sales in the Americas and EMEA.
Revenue by Customer
     Revenue by customer, related percent changes and percent of total revenue for the second quarter of fiscal year 2007 and 2006 were as follows:

	Three Months Ended			Percent of Total Sales
	September 29,	September 23,	Percent	September 29,	September 23,
Customer	2006	2005	Change	2006	2005
	($ in thousands)
Largest customer — IBM	$6,385	$6,630	-3.7%	21.8%	22.9%
Second largest customer	1,339	2,375	-43.6%	4.6%	8.2%
Top ten customers	13,799	14,443	-4.5%	47.2%	49.9%
     Sales to IBM decreased by $0.2 million, or 3.7 percent, primarily in EMEA, offset partially by increased sales to IBM in the Americas. Sales to our second largest customer decreased 43.6 percent. The decrease was because our second largest customer underwent a restructuring, due to new management, resulting in a decrease in sales to this customer. Also, there was a reduction in the amount of consumables inventory being held by that customer.
Recurring Revenue
     Recurring revenue from the installed base was $13.9 million, or 47.5 percent of total sales, in the current quarter, up from $12.8 million, or 44.2 percent, for the same period a year ago. The increase is due partly to higher maintenance and service sales and, we believe, is also partly a result of the demand-generation programs, particularly in the Americas. We have launched similar programs in EMEA and are beginning to see increased post sales revenue in that region as well. Recurring revenue includes line matrix ribbons, laser consumables, spares, sales under the advance exchange program, labels, printer maintenance and depot repair services. We will continue to focus on this strategic growth initiative by marketing to our installed base of customers, continuing to add channels to market, and targeting the maintenance and repair business.

Compared with the Prior Year to Date — Overview
     Revenue for the first six months of fiscal year 2007 was $60.9 million, an increase of $0.2 million, or 0.3 percent, over the same period last year. The increase in revenue for the first six months of fiscal 2007 was mainly attributable to higher sales through the distributor and direct channels offset by lower sales through the OEM channel, particularly in EMEA. Revenue increased in the Americas by $0.7 million, or 2.2 percent, particularly in the line matrix technology area, but was lower in EMEA by $0.3 million, or 1.7 percent, in the line matrix and laser product technology areas and in the Asia Pacific region by $0.2 million, or 1.4 percent, in the line matrix technology area.
Revenue by Geographic Region
     Revenue by geographic region, related percent changes and percent of total revenue for the first six months of fiscal year 2007 and 2006 were as follows:

	Six Months Ended			Percent of Total Sales
	September 29,	September 23,	Percent	September 29,	September 23,
Geographic Region	2006	2005	Change	2006	2005
	($ in thousands)
Americas	$30,872	$30,218	2.2%	50.7%	49.7%
EMEA	19,458	19,792	-1.7%	31.9%	32.6%
Asia Pacific	10,583	10,735	-1.4%	17.4%	17.7%

	$60,913	$60,745	0.3%	100.0%	100.0%

     Americas sales increased by 2.2 percent to $30.9 million principally as a result of an increase in direct sales. Americas direct sales increased 36.5 percent to $2.8 million due to increased sales to one of our largest customers as they refurbished a distribution center in the first fiscal quarter.
     EMEA sales decreased 1.7 percent to $19.5 million principally due to lower line matrix printer sales through IBM, partially offset by an increase in recurring sales through the distribution channel. We noted a continued weakness in Western Europe’s economy in the manufacturing sector, together with a move to lower priced mid-range thermal printers, a market in which we currently do not participate. Changes in the value of the Euro had a negative impact to year-to-date EMEA revenue of $0.3 million compared with the same period a year ago.
     Asia Pacific sales decreased 1.4 percent to $10.6 million principally due to a decrease in distribution sales as a result of increased competition and a large sale in Indonesia during the prior six month period, offset by an increase in direct sales.
Revenue by Product Technology
     Revenue by product technology, related percent changes and percent of total revenue for the first six months of fiscal year 2007 and 2006 were as follows:

	Six Months Ended			Percent of Total Sales
	September 29,	September 23,	Percent	September 29,	September 23,
Product Technology	2006	2005	Change	2006	2005
	($ in thousands)
Line matrix	$43,867	$43,062	1.9%	72.0%	70.9%
Thermal (includes RFID)*	10,760	11,200	-3.9%	17.7%	18.4%
Laser	5,254	5,460	-3.8%	8.6%	9.0%
Verification products	1,032	1,023	0.9%	1.7%	1.7%

	$60,913	$60,745	0.3%	100.0%	100.0%

* RFID	$1,397	$1,735	-19.5%	2.3%	2.9%

     Line matrix sales increased from the prior year principally due to higher recurring revenue from the installed base, offset by lower sales of line matrix printers in the EMEA region, due to a slowdown in the Western Europe manufacturing sector, and in the Asia Pacific region. Thermal printer sales showed a reduction from the prior year due to a major sale in the Americas which did not reoccur this year. Laser sales continue to show a slight decline. We are focusing our efforts on updating our laser product line during fiscal year 2007.
Revenue by Channel
     Revenue by channel, related percent changes, and percent of total sales for the first six months of fiscal year 2007 and 2006 were as follows:

	Six Months Ended			Percent of Total Sales
	September 29,	September 23,	Percent	September 29,	September 23,
Channel	2006	2005	Change	2006	2005
	($ in thousands)
OEM	$16,186	$17,693	-8.5%	26.6%	29.1%
Distribution	40,873	40,186	1.7%	67.1%	66.2%
Direct	3,854	2,866	34.5%	6.3%	4.7%

	$60,913	$60,745	0.3%	100.0%	100.0%

     Sales through the OEM channel decreased 8.5 percent to $16.2 million. In the Americas and EMEA, the OEM channel decline was primarily due to lower sales through IBM. The decline in the Americas was partially offset by higher sales under a maintenance contract with one of our large OEM customers. The decline in sales to IBM was due to a major sale in the prior year in the Americas which did not reoccur this fiscal year and continued weakness in EMEA. Sales through the distribution channel increased 1.7 percent to $40.9 million primarily due to an increase in EMEA sales in the post sales area, offset by a decrease in Asia Pacific sales resulting from aggressive competitor pricing in certain smaller countries. Direct sales increased 34.5 percent to $3.9 million primarily due to increased sales in the Americas and Asia Pacific as a large customer completed a few major refurbishment projects in the first fiscal quarter.
Revenue by Customer
     Revenue by customer, related percent changes and percent of total revenue for the first six months of fiscal year 2007 and 2006 were as follows:

	Six Months Ended			Percent of Total Sales
	September 29,	September 23,	Percent	September 29,	September 23,
Customer	2006	2005	Change	2006	2005
	($ in thousands)
Largest customer — IBM	$11,994	$14,270	-15.9%	19.7%	23.5%
Second largest customer	3,613	4,971	-27.3%	5.9%	8.2%
Top ten customers	28,192	30,442	-7.4%	46.3%	50.1%
     Sales to IBM in the Americas decreased by $1.3 million, or 15.2 percent, and in EMEA by $1.1 million, or 21.6 percent, for the reasons already stated above. Sales to our second largest customer decreased 27.3 percent. The decrease was because our second largest customer underwent a restructuring, due to new management, resulting in a decrease in sales to this customer. Also, there was a reduction in the amount of consumables inventory being held by that customer.
Recurring Revenue
     Recurring revenue from the installed base was $27.7 million, or 45.6 percent of total sales, in the current quarter, up from $25.2 million, or 41.6 percent, for the same period a year ago. The increase is due partly to higher maintenance and service sales to a major OEM customer and, we believe, is also partly a result of the demand-generation programs, particularly in the Americas, and now starting in the EMEA region. Recurring revenue includes line matrix ribbons, laser consumables, spares, sales under the advance exchange program, labels, printer maintenance and depot repair services. We will continue to focus on this strategic growth initiative by marketing to our installed base of customers, continuing to add channels to market and targeting the maintenance and repair business.

Gross Margin
Compared with the Prior Year Quarter
     Gross margin for the current quarter was $11.5 million compared with $10.8 million for the same period a year ago and was 39.3 percent and 37.3 percent of revenue, respectively. The increase in gross margin is a result of lower worldwide manufacturing costs due to our cost reduction and containment measures, which included a reduction in labor cost due to the shifting of manufacturing to a lower cost base and lower product costs. In addition manufacturing costs decreased due to a 6.2 percent decrease in personnel for the quarter ended September 29, 2006 compared with the quarter ended September 23, 2005. Also, the cost of manufacturing printers in Asia Pacific was reduced compared with the year ago quarter. The manufacturing cost reductions were partially offset by a slight product margin decline resulting from higher product costs due to RoHS compliance in EMEA. Changes in the value of the Euro had an unfavorable impact on gross margin of $53 thousand, or 0.2 percent of revenue.
Compared with the Prior Year-to-Date
     Gross margin for the first six months of fiscal year 2007 was $23.9 million compared with $23.1 million for the same period a year ago and was 39.2 percent and 38.0 percent of revenue, respectively. The increase in gross margin is a result of lower worldwide manufacturing costs due to our cost reduction and containment measures, which included a reduction in labor and product costs which more than offset the higher product costs due to RoHS compliance in EMEA. The reduction in labor costs was due to a 7.1 percent decrease in personnel for the six months ended September 29, 2006 compared with the six months ended September 23, 2005. Also, the cost of manufacturing printers in Asia Pacific was reduced compared with the same period last year. Changes in the value of the Euro had an unfavorable impact on year-to-date gross margin of $0.3 million, or 0.4 percent of revenue.
Operating Expenses
Compared with the Prior Year Quarter
     Operating expenses consist of engineering and development, sales and marketing and general and administrative costs. Operating expenses were $11.3 million for the current quarter and $12.5 million for the prior year quarter. Operating expenses, related percent changes and percent of total sales were as follows:

	Three Months Ended			Percent of Total Sales
	September 29,	September 23,	Percent	September 29,	September 23,
	2006	2005	Change	2006	2005
	($ in thousands)
Engineering and development	$3,092	$3,608	-14.3%	10.5%	12.5%
Sales and marketing	5,493	6,115	-10.2%	18.8%	21.1%
General and administrative	2,720	2,751	-1.1%	9.3%	9.5%

	$11,305	$12,474	-9.4%	38.6%	43.1%

Engineering and Development
     Engineering expenses consist mostly of labor and test materials. In the current quarter, we spent $3.1 million on engineering and development, compared with $3.6 million for the same period last year. As a percentage of revenue, engineering and development expenses decreased in the current quarter to 10.5 percent from 12.5 percent in the same quarter last year. Engineering and development expenses for the current quarter decreased due to lower labor costs resulting from a 13.2 percent decrease in personnel for the quarter ended September 29, 2006 compared with the quarter ended September 23, 2005. Labor costs were higher in the prior year quarter due to the P7000 and T5000 product development.

Sales and Marketing
     Sales and marketing expenses for the quarter decreased to $5.5 million, compared with $6.1 million for the prior year quarter. As a percentage of revenue, sales and marketing expenses decreased in the current quarter to 18.8 percent from 21.1 percent in the same quarter last year. Sales and marketing spending was lower in the current period due to increased focus on cost containment and efficiencies, including reductions in marketing, consulting, and travel expenditures. In addition, the prior year quarter included higher consulting and travel related expenses attributable to the P7000 and T5000 product launches.
General and Administrative
     General and administrative expenses for the quarter decreased to $2.7 million, compared with $2.8 million for the prior year quarter. As a percentage of revenue, general and administrative expenses decreased in the current quarter to 9.3 percent from 9.5 percent in the same quarter last year. General and administrative expenses decreased primarily due to a $0.3 million reduction in costs for consulting and auditing fees primarily associated with Sarbanes-Oxley compliance and a $0.1 million reduction in legal, patent, and environmental testing costs. Information technology and management services costs increased by $0.2 million in Asia Pacific for the three months ended September 29, 2006 compared with the three months ended September 23, 2005. The current quarter also reflects a reduction in the provision for bad debts of $0.1 million for recovery on receivables previously determined to be uncollectible compared with a $0.2 million reduction in the prior year quarter.
     The effects of changes in the Euro’s value in the current quarter, compared with the prior year quarter, increased operating expenses by $21 thousand.
Compared with the Prior Year-to-Date
     Operating expenses consist of engineering and development, sales and marketing and general and administrative costs. Operating expenses were $23.3 million for the first six months of fiscal year 2007 compared with $24.7 million for the same period last year. Operating expenses, related percent changes and percent of total sales were as follows:

	Six Months Ended			Percent of Total Sales
	September 29,	September 23,	Percent	September 29,	September 23,
	2006	2005	Change	2006	2005
	($ in thousands)
Engineering and development	$6,231	$7,476	-16.7%	10.2%	12.3%
Sales and marketing	11,448	12,231	-6.4%	18.8%	20.1%
General and administrative	5,581	5,001	11.6%	9.2%	8.2%

	$23,260	$24,708	-5.9%	38.2%	40.6%

Engineering and Development
     Engineering expenses consist mostly of labor and test materials. In the first six months of fiscal year 2007, we spent $6.2 million on engineering and development, compared with $7.5 million for the same period last year. As a percentage of revenue, engineering and development expenses decreased in the current period to 10.2 percent from 12.3 percent in the same period last year. Engineering and development expenses for the current period decreased due to lower labor costs resulting from a 16.5 percent decrease in personnel for the six months ended September 29, 2006 compared with the six months ended September 23, 2005. Labor costs were higher in the prior year due to the P7000 and T5000 product development.
Sales and Marketing
     Sales and marketing expenses for the first six months of fiscal year 2007 decreased to $11.4 million, compared with $12.2 million for the same period last year. As a percentage of revenue, sales and marketing expenses decreased in the current period to 18.8 percent from 20.1 percent in the same period last year. Sales and marketing spending was lower in the current period due to increased focus on cost containment, including reductions in marketing, consulting, and travel expenditures. In addition, the prior year included higher consulting and travel related expenses attributable to the P7000 and T5000 product launches.

General and Administrative
     General and administrative expenses for the first six months of fiscal year 2007 increased to $5.6 million, compared with $5.0 million for the same period last year. As a percentage of revenue, general and administrative expenses increased in the current period to 9.2 percent from 8.2 percent in the same period last year. The current period reflects a reduction in the provision for bad debts of $0.1 million for recovery on receivables previously determined to be uncollectible compared with a $0.5 million reduction in the same period last year. Also, there was a $0.3 million increase in expense due to an increase in information technology and management services costs, increased costs for strategic planning, patent related costs and environmental matters of $0.1 million, increased audit costs of $0.3 million, and higher labor costs resulting from a 1.8 percent increase in personnel for the six months ended September 29, 2006 compared with the six months ended September 23, 2005. These increases were partially offset by lower consulting costs of $0.6 million related to Sarbanes-Oxley compliance.
     The effects of changes in the Euro’s value in the first six months of fiscal year 2007, compared with the same period last year, decreased operating expenses by $9 thousand.
Foreign Currency Losses (Gains), Net
     Foreign currency transaction and remeasurement losses from all foreign currencies for the three and six months ended September 29, 2006 were $16 thousand and $10 thousand, respectively, principally due to the effect of changes in the value of the Euro. Foreign currency transaction and remeasurement gains from all foreign currencies for the three and six months ended September 23, 2005 were $23 thousand and $83 thousand, respectively, principally due to the effect of changes in the value of the Euro.
Interest and Other (Income), Net
     Interest income, interest expense and other income, net are as follows:

	Three Months Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2006	2005	2006	2005
	($ in thousands)
Interest expense	$266	$175	$490	$330
Interest income	(444)	(359)	(904)	(646)
Other income, net	(7)	(17)	(14)	(30)
     Interest income increased compared to the prior fiscal year primarily due to higher interest rates. In addition, in the second quarter of fiscal year 2006, we engaged a professional investment manager which resulted in better investment performance. Interest expense increased compared to the prior fiscal year due to higher interest rates and due to interest we recorded related to the under accrual of sales and use tax.
Sales Tax
     We underwent a state sales tax audit for the period of October 2001 through September 2004 and received a notice of determination in October 2006. As of September 29, 2006, we had accrued $156 thousand related to this matter for taxes, interest and penalties through September 2006, of which $38 thousand was recorded to cost of sales, $38 thousand was recorded to engineering and development, $37 thousand was recorded to general and administrative, and $43 thousand was recorded to other income, net. Of the $156 thousand, $144 thousand related to prior years. We do not believe that these adjustments are quantitatively or qualitatively material to the results of the three and six month periods ended September 29, 2006, our projected results for the current year, or to any prior years’ earnings, earnings trends or financial statement line items. As a result, we have not adjusted any prior period amounts.
Income Taxes
     We have subsidiaries in various countries and are therefore subject to varying income tax rates. The tax provision for the three months ended September 29, 2006 consisted of $5 thousand in current state tax expense and $150 thousand in foreign tax expense. The tax provision for the six months ended September 29, 2006 consisted of $10 thousand in current state tax expense and $282 thousand in foreign tax expense. A full valuation allowance was recorded against net operating loss carryforwards generated in the United States since it is more likely than not that such assets will not be realized. The tax provision for the three and six months ended September 29, 2006 reflected state minimum franchise taxes and the income tax rates in foreign countries in which we operate.

     In the first quarter of fiscal year 2007, we paid $2.5 million in taxes related to the repatriation under the American Job Creation Act of $32.0 million of dividends in the fourth quarter of fiscal year 2006.
     The tax provision for the three months ended September 23, 2005 consisted of foreign tax expense of $135 thousand. The tax provision for the six months ended September 23, 2005 included $20 thousand in current state tax expense and $185 thousand in foreign tax expense.
LIQUIDITY AND CAPITAL RESOURCES
Overview
     The primary source of liquidity historically has been cash generated from operations. As of September 29, 2006, cash, cash equivalents and short-term investments were $36.3 million, a decrease of $5.8 million from the beginning of the fiscal year. The decrease in net cash was due primarily to payment of taxes of $2.5 million during the six months ended September 29, 2006 related to the repatriation of $32.0 million of dividends in the fourth quarter of fiscal year 2006, an increase in inventory of $1.7 million, and payment of $1.1 million in dividends to stockholders during the period.
     Cash generated from operations has been sufficient to allow the company to fund its working capital needs, invest in capital expenditures as needed, repurchase shares of its common stock during fiscal year 2004 and pay dividends starting in fiscal year 2005. Should we need to obtain additional sources of funds for any working capital needs, we believe we could obtain such funds through additional credit facilities.
     The current portion of debt of $13.1 million, collateralized by the Irvine facility, is due in June 2007. Current expectations are that the company will refinance the debt before that time. We believe we will be able to refinance the debt at acceptable terms or, alternatively, repay the debt using existing cash balances.
     One of our subsidiaries maintains a line of credit with a major foreign bank totaling $4.2 million that is guaranteed by the company. This line of credit is collateralized by the subsidiary’s manufacturing facility. The line of credit is subject to a financial covenant, which requires that we maintain a net worth of not less than $64 million. We were in compliance with this financial covenant as of September 29, 2006. One of our subsidiaries also maintains a letter of credit with a major foreign bank of $0.3 million. We also maintain a commitment facility in the amount of $2.5 million with a foreign bank to support the hedging activities. We have a letter of credit related to our workers’ compensation program for $0.5 million, which renews automatically and is secured by cash. During and as of the fiscal periods presented, no amounts were borrowed under these agreements.
     Additional information on bank borrowings and debt arrangements can be found in Note 5 of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Operating Activities
     Net cash used in operating activities during the six months ended September 29, 2006 was $3.6 million compared with net cash provided by operating activities of $0.8 million during the six months ended September 23, 2005. The decrease in net cash from operating activities was due primarily to payment of taxes of $2.5 million during the six months ended September 29, 2006 related to the repatriation of $32.0 million of dividends in the fourth quarter of fiscal year 2006, and payment of professional fees of $1.8 million during the six months ended September 29, 2006 compared with $0.9 million during the six months ended September 23, 2005.
Investing Activities
     Net cash used in investing activities during the six months ended September 29, 2006 was $4.4 million compared with $6.3 million during the six months ended September 23, 2005. During the six months ended September 29, 2006, we purchased short-term investments of $3.4 million compared with $17.0 million during the six months ended September 23, 2005. There were no proceeds from sales of short-term investments during the six months ended September 29, 2006 compared with $13.1 million during the six months ended September 23, 2005. Purchases of property and equipment were $1.1 million during the six months ended September 29, 2006 compared with $2.4 million during the six months ended September 23, 2005.

Financing Activities
     Net cash used in financing activities during the six months ended September 29, 2006 was $1.2 million compared with $0.6 million during the six months ended September 23, 2005. During the six months ended September 29, 2006, we paid $1.1 million in dividends to stockholders compared with $0.9 million in the six months ended September 23, 2005. Cash proceeds from the exercise of stock options during the six months ended September 29, 2006 were $0.2 million compared with $0.6 million during the six months ended September 23, 2005. Payments totaling $0.4 million were made on the long-term note during the six months ended September 29, 2006 and September 23, 2005.
     The remaining shares that could be repurchased at the discretion of management under the stock buyback program totaled 227,395 shares as of September 29, 2006. No shares were repurchased during the periods presented.
OFF-BALANCE SHEET ARRANGEMENTS
     The company’s off-balance sheet arrangements consist of operating leases, purchase obligations and guarantees. There were no material changes in our operating lease agreements or guarantees as of September 29, 2006 from that reported in our Annual Report on Form 10-K. We have a non-cancelable purchase obligation under an agreement with one of our suppliers. We have agreed to purchase a minimum of $1.0 million of product through March 2007. As of September 29, 2006, we had fulfilled approximately $0.4 million of the commitment.
     Additional information regarding our obligations can be found in Note 5, Note 9 and Note 10 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The condensed consolidated financial statements of Printronix are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us at the time. These estimates and assumptions affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingent assets and liabilities for the periods presented. We continuously evaluate the estimates, judgments and assumptions, including those related to product returns, customer programs and incentives, doubtful accounts, inventories, warranty obligations, other long-lived assets, income taxes, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions. Information with respect to the company’s critical accounting policies which the company believes could have the most significant effect on the company’s reported results and require subjective or complex judgments by management is contained on pages 23-25 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the company’s Annual Report on Form 10-K for the year ended March 31, 2006. Management believes that as of September 29, 2006 there has been no material change to this information, except as described below.
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

     Prior to April 1, 2006, as permitted by SFAS No. 123, we accounted for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, we did not recognize any compensation expense for stock option grants where the exercise price was equal to the fair market value of our common stock on the grant date. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure", we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS 123(R) as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans. Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. SFAS 123(R) requires that the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized (excess tax benefits) be classified in the statement of cash flow as a cash flow from financing activities rather than as a cash flow from operating activities.
     For the six months ended September 29, 2006, we did not grant or modify any stock options or restricted stock awards and, therefore, no stock-based compensation expense was recognized under SFAS 123(R). We are currently evaluating alternatives to stock options to compensate our employees.
NEW ACCOUNTING STANDARDS
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS 151 was effective for fiscal years beginning after June 15, 2005, and was adopted by the company in the first quarter of fiscal year 2007. The adoption of SFAS 151 did not have a material impact on the condensed consolidated financial statements of the company.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error, unless it is impracticable to do so. When it is impracticable to determine the period-specific effects of an accounting change, SFAS 154 requires application of the new accounting principle as of the earliest period for which retrospective application is practicable. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires application as if the accounting principle were adopted prospectively from the earliest date practicable. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was adopted by the company in the first quarter of fiscal year 2007. The adoption of SFAS 154 did not have a material impact on the condensed consolidated financial statements of the company.
     In June 2005, the FASB issued EITF 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features, (Such as Terms Specified in Altersteilzeit Early Retirement Arrangements)”. The Altersteilzeit arrangement is an early retirement program in Germany designed to create an incentive for employees, within a certain age group, to transition from full or part-time employment into retirement before their legal retirement age. The EITF is effective for fiscal years beginning after December 15, 2005 and was adopted by the company in the first quarter of fiscal year 2007. The adoption of this EITF did not have a material impact on the condensed consolidated financial statements of the company.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. We are currently evaluating what impact, if any, this statement will have on the condensed consolidated financial statements of the company.

     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation),” (“EITF 06-03”). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a company’s financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for interim and annual periods beginning after December 15, 2006. We do not expect this statement to have a material impact on the condensed consolidated financial statements of the company.
     In September 2006, Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently assessing the impact of adopting SAB 108 but do not expect that it will have a material effect on the condensed consolidated financial statements of the company.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what impact, if any, this statement will have on the condensed consolidated financial statements of the company.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to 1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined benefit and other post-retirement plans; 2) recognize changes in the funded status in the year in which the changes occur through comprehensive income; 3) measure the funded status of defined pension and other post-retirement benefit plans as of the date of the company’s fiscal year end; and 4) provide enhanced disclosures. The provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006, except for the requirement to measure the funded status of retirement benefit plans as of our fiscal year end, which is effective for fiscal years ending after December 15, 2008. We are currently evaluating what impact, if any, this statement will have on the condensed consolidated financial statements of the company.

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
     As of September 29, 2006, there were no outstanding forward exchange contracts. The following table reflects the total foreign currency forward contracts outstanding at March 31, 2006:

March 31, 2006
($ and € in thousands)
Notional amount	€900
Average exchange rate	1.206
Carrying value of payable	$(24)
     Foreign currency transaction and remeasurement losses from all foreign currencies for the three and six months ended September 29, 2006 were $16 thousand and $10 thousand, respectively, principally due to the effect of changes in the value of the Euro. Foreign currency transaction and remeasurement gains from all foreign currencies for the three and six months ended September 23, 2005 were $23 thousand and $83 thousand, respectively, principally due to the effect of changes in the value of the Euro.
     The effects of changes in the Euro’s value for the three months ended September 29, 2006 compared with the three months ended September 23, 2005 were as follows: an increase in revenue of $9 thousand, a decrease in gross margin of $53 thousand, an increase in operating expenses of $21 thousand and foreign exchange losses of $0.3 million.
     The effects of changes in the Euro’s value for the six months ended September 29, 2006 compared with the six months ended September 23, 2005 were as follows: a decrease in revenue of $0.3 million, a decrease in gross margin of $0.3 million, a decrease in operating expenses of $9 thousand and foreign exchange losses of $0.3 million.
     The future effect of changes in the value of the Euro or other foreign currencies on the consolidated results of operations or financial condition is difficult to predict.
Interest Rate Risk
     We have financial instruments that are subject to interest rate risk, principally debt obligations and short-term cash investments. At September 29, 2006, our interest-bearing investments totaled $30.6 million, and the related interest income on these investments was $0.8 million, (an annualized effective yield of 5.1 percent) for the six months then ended. If interest rates were to decrease by 10 percent (51 basis points on the balance of $30.6 million), the impact on our annual interest income would be a decrease of $0.2 million. Information about the fair value of the financial instruments is found in Note 2 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Borrowings are at variable rates for periods that generally do not exceed 90 days. If interest rates were to increase by 10 percent (65 basis points on the long-term note), the impact on our annual interest expense would be an increase of $0.1 million. Information about the bank borrowings is found in Note 5 of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of stockholders of the company was held August 22, 2006, at which six persons, constituting the entire board of directors, were elected to serve until the next annual meeting of stockholders. The names of the persons elected as directors are as follows:

	Shares For	Shares Withheld
Robert A. Kleist	6,202,428	78,529
Bruce T. Coleman	6,201,828	79,129
John R. Dougery	6,040,263	240,694
Chris Whitney Halliwell	6,257,096	23,861
Erwin A. Kelen	6,170,263	110,694
Charles E. Turnbull	6,257,696	23,261
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

PRINTRONIX, INC. (Registrant)

Date: November 8, 2006	By:	/s/ George L. Harwood
George L. Harwood

Senior Vice President, Finance and Information Systems (IS), Chief Financial Officer and Corporate Secretary (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002