Form 10-Q
period 2006-12-29
PRINTRONIX INC
filed 2007-02-07
CIK 311505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-9321
PRINTRONIX, INC.
(Exact name of registrant as specified in its charter)

Delaware (state or other jurisdiction of	95-2903992 (I.R.S. Employer
incorporation or organization)	Identification No.)

14600 Myford Road	92623
P.O. Box 19559, Irvine, California	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).
YES ☐       NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at January 31, 2007

$0.01 par value	6,607,295

PRINTRONIX, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 29, 2006 and March 31, 2006
(Unaudited)

	December 29,	March 31,
	2006	2006
	($ in thousands except share and per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$24,254	$41,546
Short-term investments	13,281	547
Accounts receivable, net of allowances for doubtful accounts and sales returns of $1,308 as of December 29, 2006, and $1,483 as of March 31, 2006	22,113	19,292
Inventories:
Raw materials	7,852	7,881
Subassemblies	2,955	3,420
Work in process	287	186
Finished goods	3,480	2,895

Total inventory	14,574	14,382
Prepaid expenses and other current assets	2,182	1,780
Deferred income tax assets, net	124	196

Total current assets	76,528	77,743

Property, plant, and equipment, at cost:
Machinery and equipment	25,224	26,744
Furniture and fixtures	21,554	22,889
Buildings and improvements	23,172	23,172
Land	8,100	8,100
Leasehold improvements	806	754

	78,856	81,659
Less: Accumulated depreciation and amortization	(48,956)	(50,041)

Property, plant and equipment, net	29,900	31,618
Long-term deferred income tax assets, net	110	110
Other assets	557	513

Total assets	$107,095	$109,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,968	$700
Accounts payable	9,297	8,427
Accrued liabilities:
Payroll and employee benefits	5,034	4,552
Warranty	798	865
Deferred revenue	2,478	3,925
Professional fees	1,203	1,964
Other	1,892	2,522
Income taxes	113	2,273

Total current liabilities	33,783	25,228

Long-term debt, net of current portion	109	12,775
Deferred revenue, net of current portion	1,542	1,214
Long-term deferred income tax liabilities, net	124	196
Other long-term liabilities	—	331
Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Common stock, $0.01 par value (Authorized 30,000,000 shares; shares issued and outstanding 6,607,295 as of December 29, 2006, and 6,587,519 as of March 31, 2006)	66	66
Additional paid-in capital	36,603	36,369
Accumulated other comprehensive income (loss)	10	(24)
Retained earnings	34,858	33,829

Total stockholders’ equity	71,537	70,240

Total liabilities and stockholders’ equity	$107,095	$109,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 29, 2006 and December 23, 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 29,	December 23,	December 29,	December 23,
	2006	2005	2006	2005
	($ in thousands, except share and per share data)
Revenue	$34,883	$33,851	$95,796	$94,597
Cost of sales	20,975	20,826	57,987	58,475

Gross margin	13,908	13,025	37,809	36,122

Operating expenses:
Engineering and development	3,182	3,274	9,413	10,753
Sales and marketing	6,176	6,167	17,624	18,398
General and administrative	3,036	2,782	8,617	7,781

Total operating expenses	12,394	12,223	35,654	36,932

Income (loss) from operations	1,514	802	2,155	(810)

Foreign currency gains, net	(52)	(2)	(42)	(85)
Interest income	(473)	(374)	(1,377)	(1,020)
Interest expense	230	207	720	537
Other income, net	—	(13)	(14)	(43)

Income (loss) before taxes	1,809	984	2,868	(199)
Income tax (benefit) provision	(153)	122	139	327

Net income (loss)	$1,962	$862	$2,729	$(526)

Net income (loss) per share:
Basic	$0.31	$0.14	$0.43	$(0.08)
Diluted	$0.30	$0.13	$0.42	$(0.08)

Shares used in computing net income (loss) per share:
Basic	6,301,303	6,249,224	6,294,945	6,231,230
Diluted	6,449,578	6,445,029	6,449,708	6,231,230
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 29, 2006 and December 23, 2005
(Unaudited)

	Nine Months Ended
	December 29,	December 23,
	2006	2005
	($ in thousands)
Cash flows from operating activities:
Net income (loss)	$2,729	$(526)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,216	3,591
Recovery of doubtful accounts	(114)	(639)
Loss on disposal of property and equipment	123	—
Unrealized gain (loss) on marketable securities	10	(20)
Changes in operating assets and liabilities:
Accounts receivable	(2,707)	(1,514)
Inventories	(192)	(188)
Prepaid expenses and other assets	(422)	(79)
Accrued interest income	(103)	(73)
Accounts payable	870	1,484
Payroll and employee benefits	482	(468)
Accrued warranty	(67)	(30)
Accrued professional fees	(761)	469
Accrued income taxes	(2,160)	(36)
Deferred revenue	(1,119)	(899)
Other liabilities	(961)	(138)

Net cash (used in) provided by operating activities	(1,176)	934

Cash flows from investing activities:
Purchases of property and equipment	(1,543)	(3,272)
Proceeds from disposition of property and equipment	49	103
Proceeds from sales of short-term investments	3,464	17,866
Purchases of short-term investments	(16,095)	(18,197)

Net cash used in investing activities	(14,125)	(3,500)

Cash flows from financing activities:
Payments made on long-term debt	(525)	(525)
Proceeds from employee stock incentive plans	234	653
Cash dividends declared and paid	(1,700)	(1,296)

Net cash used in financing activities	(1,991)	(1,168)

Net decrease in cash and cash equivalents	(17,292)	(3,734)
Cash and cash equivalents at beginning of period	41,546	35,405

Cash and cash equivalents at end of period	$24,254	$31,671

Supplemental disclosure of cash flow information:
Income tax paid	$3,018	$480
Interest paid	$656	$514

Supplemental disclosure of noncash investing and financing activities:
Capital lease obligation	$127	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

As of December 29, 2006 and March 31, 2006, and for the Three and Nine Months Ended
December 29, 2006 and December 23, 2005
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
     We underwent a state sales tax audit for the period of October 2001 through September 2004 and received a notice of determination in October 2006. During the second quarter of fiscal year 2007, we accrued $156 thousand related to this matter for taxes, interest and penalties through September 2006, of which $38 thousand was recorded to cost of sales, $38 thousand was recorded to engineering and development, $37 thousand was recorded to general and administrative, and $43 thousand was recorded to interest expense and other income, net. Of the $156 thousand, $144 thousand related to prior years. We concluded during the second quarter of fiscal year 2007 that these adjustments are not quantitatively or qualitatively material to the three and six month periods ended September 29, 2006, our projected results for the current year, or to any prior years’ earnings, earnings trends or financial statement line items. During the third quarter of fiscal year 2007, we received notification from the State of California Board of Equalization that penalties of $11 thousand would not be assessed; accordingly, we reduced our accrual. Also, during the third quarter of fiscal year 2007, we made payments of $79 thousand against the liability. As of December 29, 2006, our remaining accrual related to this matter was $66 thousand.
     Unless the context otherwise requires, the terms “we,” “our,” “us,” “company” and “Printronix” refer to Printronix, Inc. and its consolidated subsidiaries.
Note 2 Short-Term Investments
     We evaluate our short-term investments in marketable debt securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and have determined that all of the investments in marketable debt securities should be classified as available-for-sale as of December 29, 2006 and held-to-maturity as of March 31, 2006. Available-for-sale securities are carried at fair value and held-to-maturity securities are carried at amortized cost. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income. The income tax rate is zero for these transactions due to domestic operating losses and the effect of valuation allowances. Realized gains and losses are included in interest income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.
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

     At December 29, 2006, we had $29.9 million of investments in taxable corporate securities, asset-backed securities, repurchase agreements and money market funds. At December 29, 2006, $16.8 million of these investments had maturities of three months or less when purchased and were included in cash and cash equivalents, $12.9 million had maturities of greater than three months, but an expected holding period of less than one year, and were included in short-term investments, and $0.2 million were funds held in escrow, and were included in other assets. During the three and nine months ended December 29, 2006, our investments earned an annualized effective yield of 5.3 percent and 5.2 percent, respectively.
     At March 31, 2006, we had $30.8 million of investments in mortgage-backed securities with maturities of three months or less when purchased which were included in cash and cash equivalents on the balance sheet. At December 29, 2006 and March 31, 2006, short-term investments also included $0.4 million and $0.5 million, respectively, in certificates of deposit, which are carried at cost.
     Although contractual maturities of the asset-backed securities range from two to thirty years, the investments are classified as current assets in the condensed consolidated balance sheets due to the expected holding period of less than one year.
     At December 29, 2006 and March 31, 2006, the estimated fair value of each investment approximated its amortized cost and, therefore, we had no significant unrealized gains or losses or any non-temporary losses.
Note 3 Accounts Receivable
     We maintain an allowance for doubtful accounts and an allowance for estimated sales returns, totaling $1.3 million and $1.5 million as of December 29, 2006 and March 31, 2006, respectively. The allowance for doubtful accounts was $0.6 million and $0.8 million as of December 29, 2006 and March 31, 2006, respectively. The allowance for estimated sales returns was $0.7 million as of December 29, 2006 and March 31, 2006, and was reflected as a reduction to revenues in the periods established.
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

Note 5 Bank Borrowings and Debt Arrangements
Long-Term Note and Capital Lease Obligations
     Long-term note and capital lease obligations consist of the following:

	December 29,	March 31,
	2006	2006
	($ in thousands)
Long-term note	$12,950	$13,475
Capital lease obligations	127	—

	13,077	13,475
Less: current maturities	(12,968)	(700)

	$109	$12,775

     As of December 29, 2006, the company has a $13.0 million note with a United States bank collateralized by its Irvine property. The note requires monthly principal and interest payments, with a balloon payment of $12.6 million due June 1, 2007. Repayment of the note is as follows: $0.2 million for fiscal year 2007, and $12.8 million, which includes the balloon payment, in fiscal year 2008. Because all remaining payments are due within one year, the $13.0 million balance on the note is classified in current liabilities. As of December 29, 2006, the Irvine property had a carrying value of $19.9 million.
     The note contains customary default provisions and has no financial covenants. Interest on the note is at variable rates based upon the London Interbank Offered Rate (“LIBOR”) plus 1.25 percent, and is reset for periods from one month up to one year, at our discretion. The interest rate on the note was 6.6 percent as of December 29, 2006 and the weighted-average interest rate on the note was 6.6 percent and 6.5 percent for the three and nine months ended December 29, 2006, respectively. Total interest expense on the note was $0.2 million and $0.7 million, respectively, for the three and nine months ended December 29, 2006 and $0.2 million and $0.5 million, respectively, for the three and nine months ended December 23, 2005.
Line of Credit and Standby Letters of Credit
     In May 2006, one of our foreign subsidiaries terminated its $1.8 million unsecured line of credit, which included a $1.5 million standby letter of credit, with a major foreign bank and entered into a new line of credit for $4.2 million with the same major foreign bank. This line of credit provides for trade financing and includes letters of credit, trust receipts, shipping guarantees, banker’s guarantees and a standby letter of credit for a total of $1.8 million, and a working capital line of credit for $2.4 million. Advances under the trade financing instruments generally have a maximum term of one year, except for the letter of credit and trust receipt, which have maximum terms of 30 and 90 days, respectively. Advances under the working capital line of credit are limited to 80% of the market value of our subsidiary’s manufacturing property, or $2.4 million, whichever is lower. The parent company guarantees any amounts outstanding up to the $4.2 million credit limit. The entire credit facility is subject to a financial covenant, which requires that we maintain a net worth of not less than $64 million. We were in compliance with this financial covenant as of December 29, 2006. The line of credit is collateralized by our subsidiary’s manufacturing property. The property had a carrying value of $2.6 million as of December 29, 2006. No fees are charged for the unused portion of the lines of credit. Any borrowings on the line of credit would be subject to interest rates at 1.0 percent above the prime-lending rate. During the nine months ended December 29, 2006 and fiscal year 2006 there were no cash borrowings against the new or terminated lines of credit.
     One of our foreign subsidiaries maintains a $0.3 million letter of credit with a major foreign bank. This credit facility provides for financing of trade shipments to Singapore. Any borrowings on this letter of credit are subject to interest rates at 0.25 percent above the prime-lending rate. During the nine months ended December 29, 2006 and fiscal year 2006, there were no cash borrowings against this letter of credit.
     We maintain a $0.4 million standby letter of credit related to our workers’ compensation insurance program. The standby letter of credit is secured by a cash deposit and is automatically renewed annually. Any borrowings would be subject to interest rates at 2.0 percent above the prime-lending rate, subject to certain maximum limits. During the nine months ended December 29, 2006 and fiscal year 2006, there were no cash borrowings against this standby letter of credit.

Credit Agreement for Hedging Activity
     We have a commitment facility for $2.6 million with a major foreign bank to support our hedging activities. This commitment facility has no restrictive covenants and is available to fund any forward currency contracts should we be unable to satisfy our obligations. The agreement automatically renews annually, subject to certain administrative compliance requirements. There are no annual fees under this agreement. Any borrowings under this agreement would be subject to interest rates available at that time. During the nine months ended December 29, 2006 and fiscal year 2006 no amounts were borrowed under this commitment facility.
Note 6 Employee Benefit Plans
     In the third quarter of fiscal year 2007, we terminated our existing defined benefit pension plan in Germany and, to provide benefits for future services, we commenced contributions to a new defined contribution plan for the participants. We purchased annuity contracts for approximately $0.4 million to settle the pension obligation for the past services rendered by the four plan participants. In connection with these actions, we recorded a pension curtailment and settlement loss of approximately $25 thousand in the three months ended December 29, 2006. Under the new defined contribution plan, employer contributions are made annually to a reinsured support fund which establishes individual reinsurance contracts to secure the future benefits. The annual contributions are based on a percentage of the participant’s salary. For the three months ended December 29, 2006, we made an annual contribution of $61 thousand.
Note 7 Net Income (Loss) per Share
     Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive.
     Net income (loss) per share for the three and nine months ended December 29, 2006, and December 23, 2005, is set forth in the following table:

	Three Months Ended		Nine Months Ended
	December 29,	December 23,	December 29,	December 23,
	2006	2005	2006	2005
	($ in thousands, except share and per share data)
Net income (loss)	$1,962	$862	$2,729	$(526)
Basic weighted-average shares outstanding	6,301,303	6,249,224	6,294,945	6,231,230
Basic net income (loss) per share	$0.31	$0.14	$0.43	$(0.08)

Effect of dilutive securities:
Basic weighted-average shares outstanding	6,301,303	6,249,224	6,294,945	6,231,230
Dilutive effect of stock options	148,275	195,805	154,763	—

Dilutive weighted-average shares outstanding	6,449,578	6,445,029	6,449,708	6,231,230
Diluted net income (loss) per share	$0.30	$0.13	$0.42	$(0.08)
     The dilutive weighted-average shares outstanding do not include the antidilutive impact of 118,335 and 120,471 shares for the three and nine months ended December 29, 2006, respectively, and 120,035 and 120,198 shares for the three and nine months ended December 23, 2005, respectively, because the exercise price of the stock options exceeded the average market value of the stock in the periods presented. In addition, the dilutive weighted-average shares outstanding do not include the antidilutive impact of 219,993 shares for the nine months ended December 23, 2005, due to net losses for the period.

Note 8 Stockholders’ Equity
Stock Incentive Plan – Common Stock Options
     The 1994 Stock Incentive Plan (the “1994 Plan”) expired in August 2005. As of December 29, 2006, there were 480,248 stock options outstanding that were previously granted subject to the rights of that plan and no stock options available to grant. The company’s shareholders approved the Printronix, Inc. 2005 Stock Option Plan (the “2005 Plan”) during the second quarter of fiscal year 2006. The 2005 Plan authorizes the sale of up to a total of 600,000 shares of the company’s common stock pursuant to either of two types of “Stock Awards”: (1) stock options; and (2) shares of stock acquired pursuant to stock purchase agreements containing certain restrictions (“restricted stock”). Individuals are granted options under the 2005 Plan at terms (purchase price, expiration date and vesting schedule) established by a committee of the Board of Directors. Under the 2005 Plan, options are granted either in accordance with contractual arrangements or at a price that is equal to fair market value on the date of grant. Such options expire up to ten years after the grant date and generally vest over a four year period. Under restricted stock purchase agreements, individuals purchase shares when the Stock Award is granted; the shares are restricted as the rights to full beneficial ownership vest only upon achievement of certain performance criteria.
     When the 2005 Plan was approved by the company’s stockholders, the company’s ability to grant new awards under the 1994 Plan terminated, but did not affect awards then outstanding under the 1994 Plan.
     In fiscal year 2006, we accelerated the vesting of all remaining stock options, as described below.
     A summary of the status of the company’s stock option activity for the nine months ended December 29, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Common Stock Options	Shares	Price	(in years)	($ in thousands)
Outstanding, March 31, 2006	526,724	$10.20
Granted	—	—
Exercised	(29,776)	7.91
Forfeited and expired	(8,200)	17.01

Outstanding, December 29, 2006	488,748	$10.23	2.73	$1,584

Exercisable at December 29, 2006	488,748	$10.23	2.73	$1,584

     The total intrinsic value of options exercised during the three and nine months ended December 29, 2006 was $6 thousand and $187 thousand, respectively.
Stock Incentive Plan – Restricted Stock
     Under the 1994 Plan, grants of restricted stock can be made at any price. During fiscal year 2005, we reserved 366,722 shares for future issuance as restricted stock under the 1994 Plan. Of the total reserved, 56,722 shares were reserved for future issuance to the non-employee members of the Board of Directors and key employees. The restricted stock shares are performance based and vest only if the company achieves certain financial targets over a period of six fiscal years.
     During the first quarter of fiscal year 2005, we granted 290,000 of the 310,000 shares and in July 2005, we issued 24,400 of the 56,722 shares. In addition, 20,000 shares were not issued but could be purchased by an employee if certain performance criteria were met.

     A summary of the status of the company’s restricted stock activity for the nine months ended December 29, 2006 is as follows:

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Nonvested, March 31, 2006	314,400	$13.94
Granted	—	—
Vested	—	—
Forfeited and expired	(10,000)	13.65

Nonvested, December 29, 2006	304,400	$13.95

     The company has not met, nor is it probable any of the performance targets will be met as of December 29, 2006. Accordingly, stock-based compensation expense for the restricted stock has not been recorded during any of the periods presented.
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
Stock Repurchases
     During fiscal year 2002, the Board of Directors authorized the company to purchase up to 500,000 shares of the company’s outstanding common stock. Purchases may be made from time-to-time in the open market. During fiscal years 2002 through 2004, we repurchased 272,605 shares of common stock at prices ranging from $9.03 to $11.87 for a total cost of $2.8 million. No shares of common stock were repurchased during fiscal years 2005 and 2006 or during the first nine months of fiscal year 2007. Future purchases of 227,395 shares of common stock may be made at our discretion.
Cash Dividends
     On May 23, 2006, we declared a cash dividend of $440 thousand, or $0.07 per share, which was paid on June 19, 2006. On August 22, 2006, we declared a cash dividend of $630 thousand, or $0.10 per share, which was paid on September 19, 2006. On November 21, 2006, we declared a cash dividend of $630 thousand, or $0.10 per share, which was paid on December 19, 2006.
Stock-Based Compensation
Adoption of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) and Transition
     On April 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of the grant. As required by SFAS 123(R), share-based compensation expense, net of an estimated forfeiture rate, is recognized over the requisite service period (generally the vesting period) of the award. We adopted SFAS 123(R) using the modified prospective method, which results in the recognition of compensation expense using the provisions of SFAS 123(R) for all share-based awards granted or modified after March 31, 2006 and the recognition of compensation expense using the provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for all unvested awards outstanding at the date of adoption. Under this transition method, the results of operations of prior periods have not been restated. Accordingly, we will continue to provide pro forma financial information for prior periods to illustrate the effect on net income (loss) and net income (loss) per share of applying the fair value recognition provisions of SFAS No. 123.
     Prior to April 1, 2006, as permitted by SFAS No. 123, we accounted for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, we did not recognize any compensation expense for stock option grants where the exercise price was equal to the fair market value of our common stock on the grant date. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS 123(R) as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans. Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. SFAS 123(R) requires that the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized (excess tax benefits) be classified in the statement of cash flow as a cash flow from financing activities rather than as a cash flow from operating activities.
     For the nine months ended December 29, 2006, we did not grant or modify any stock options or restricted stock awards and, as of April 1, 2006, all outstanding options were fully vested. Therefore, no stock-based compensation expense was recognized under SFAS 123(R). We are currently evaluating alternatives to stock options to compensate our employees.
Pro Forma Information Under SFAS No. 123 for Periods Prior to April 1, 2006
     The following table illustrates the effect on net income (loss) and net income (loss) per share for the three and nine months ended December 23, 2005 if we had applied the fair value recognition provision of SFAS 123 to stock-based compensation:

	Three Months	Nine Months
	Ended	Ended
	December 23,	December 23,
	2005	2005
	($ in thousands, except per share data)
Net income (loss), as reported	$862	$(526)

Deduct total stock-based employee compensation expense determined under fair value-based method for all awards	(412)	(607)

Pro forma net income (loss)	$450	$(1,133)

Net income (loss) per share:
Basic – as reported	$0.14	($0.08)
Basic – pro forma	$0.07	($0.18)

Diluted – as reported	$0.13	($0.08)
Diluted – pro forma	$0.07	($0.18)
     In December 2005, we accelerated the vesting of all of the company’s “out-of-the-money” stock options (96,402 shares at a weighted-average exercise price of $16.96 per share) previously granted under the 1994 Stock Incentive Plan. No compensation expense resulted from the accelerated vesting of these options. In March 2006, we accelerated the vesting of all remaining stock options (60,121 shares at a weighted-average exercise price of $12.11 per share) previously granted under the 1994 Stock Incentive Plan and the 2005 Stock Option Plan. As a result of the acceleration of the “in-the-money” stock options, approximately $10 thousand of stock-based employee compensation cost was reflected in the reported net loss for fiscal year 2006 in accordance with the Financial

Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25.” The compensation cost is related to the excess of the intrinsic value over the fair market value of the company’s stock on the acceleration date.
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
     For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option granted to employees is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions for the three and nine months ended December 23, 2005:

	Three Months	Nine Months
	Ended	Ended
	December 23,	December 23,
	2005	2005
Expected volatility	41.9%	43.2%
Weighted-average risk-free interest rate	4.39%	4.10%
Dividend yield	1.2%	1.2%
Average expected life (in years)	3.38	3.53
Weighted-average grant-date fair value	$4.61	$5.18
     Assumptions are not presented for the three and nine months ended December 29, 2006 because stock options were not granted during these periods.
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

     A summary of our accrued warranty obligation for the periods presented is as follows:

	Nine Months Ended
	December 29,	December 23,
	2006	2005
	($ in thousands)
Beginning balance, warranty reserve	$865	$863
Add warranty expense	636	671
Accrual adjustments to reflect actual experience	(21)	8
Deduct warranty charges incurred	(682)	(709)

Ending balance, warranty reserve	$798	$833

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
     We have posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold these bonds should require payment from the Surety, we would be obligated to indemnify and reimburse the Surety for all costs incurred. As of December 29, 2006, we had $1.0 million of these bonds outstanding.
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
Note 10 Commitments and Contingencies
Contractual Obligations and Commercial Commitments
     We are obligated under certain borrowing, purchase and lease commitments. Additional information on our borrowing obligations can be found in Note 5. There were no material changes in our operating lease commitments as of December 29, 2006 from those reported in our Annual Report on Form 10-K.
Purchase Obligations
     We have a non-cancelable purchase obligation under an agreement with one of our suppliers. We have agreed to purchase a minimum of $1.0 million of product through March 2007. As of December 29, 2006, we had a remaining purchase commitment of $0.6 million.
Operating Leases
     With the exception of Singapore, we conduct our foreign operations and some United States sales operations using leased facilities under non-cancelable operating leases that expire at various dates from fiscal year 2007 through fiscal year 2010. We own the building in Singapore and have a land lease that expires in fiscal year 2057.

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
     In August 2002, we responded to an inquiry from the California Department of Toxic Substance Control (the “Department”) regarding the operations at the site of the former production plant. In February 2004, the Department submitted a proposed Corrective Action Consent Agreement to Printronix, which would require Printronix to perform an investigation of the site that would be used as a basis to determine what, if any, remediation activities would be required of Printronix. During fiscal year 2006, the Department agreed to include the prior tenant of the site in the ongoing inquiry. We have agreed to perform an initial environmental test, which we believe will further support our claim that we did not use the VOCs in question. In May 2006, Printronix and the prior tenant referred to above were jointly issued an Enforcement Order in respect to 1700 Barranca Parkway, Irvine, CA. The Enforcement Order required both parties to: a) evaluate if interim measures are required and take action if necessary, b) perform an investigation of the site and c) take corrective measures if contaminants are found. The Enforcement Order allowed an appeal, which was filed on June 2, 2006. As of August 7, 2006, a Corrective Action Consent Agreement to conduct a Preliminary Endangerment Assessment (“PEA”) had been agreed upon and executed by both Printronix and the prior tenant, and only requires that both parties: a) evaluate if interim measures are required and take action if necessary and b) perform an investigation of the site. Printronix and the prior tenant have selected an environmental consulting firm to conduct the PEA on their behalf.
     We are convinced that we bear no responsibility for any contamination at the site and we intend to defend vigorously any action that might be brought against us with respect thereto.
     As of December 29, 2006 and March 31, 2006, we had accrued $141 thousand and $224 thousand, respectively, which we believe is a reasonable estimate to cover expenses for environmental tests, which we are prepared to undertake. The accrual is included in accrued liabilities – other on the condensed consolidated balance sheets.
Denova Site
     In August 2004, Printronix was notified by the Environmental Protection Agency (the “EPA”) that clean up costs had been incurred at an authorized facility used by Printronix and approximately 2,000 other companies for the disposal of certain toxic wastes. Printronix joined with a group of the companies contacted by the EPA and collectively negotiated a settlement with the EPA. Our share of the settlement was $32 thousand, which we paid in May 2006. At December 29, 2006 we had no further liability regarding this matter.
Legal Matters
     We are involved in various claims and legal matters in the ordinary course of business. We do not believe these matters will have a material adverse effect upon the consolidated results of operations or financial condition.
     Our subsidiary in France was party to a wrongful termination dispute with a former employee. The former employee claimed damages of 124,500 euros (approximately $158 thousand), which represented approximately 18 months of salary and legal fees. As of December 29, 2006, we had recorded an accrual related to this matter.
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

     Unrealized net gains on short-term investments at December 29, 2006 were $10 thousand.
     Under our foreign currency-hedging program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of December 29, 2006, there were no outstanding forward exchange contracts.
     The following table reconciles net income (loss) to other comprehensive income (loss) for the fiscal periods presented:

	Three Months Ended		Nine Months Ended
	December 29,	December 23,	December 29,	December 23,
	2006	2005	2006	2005
		($ in thousands)
Net income (loss)	$1,962	$862	$2,729	$(526)
Other comprehensive income (loss)	3	(47)	34	(56)

	$1,965	$815	$2,763	$(582)

Note 12 Segment and Customer Data
     We manufacture and sell a variety of printers and associated products and conduct business in a single operating segment.
Sales by Customer
     Percent of total sales by customer for the fiscal periods presented were as follows:

	Three Months Ended		Nine Months Ended
	December 29,	December 23,	December 29,	December 23,
Customer	2006	2005	2006	2005
Largest customer — IBM	22.3%	21.5%	20.7%	22.8%
Second largest customer	4.7%	6.4%	5.3%	7.5%
Top ten customers	47.9%	51.5%	46.6%	49.2%
     IBM accounted for 27.4 percent of our accounts receivable balance at December 29, 2006, and 24.7 percent as of March 31, 2006.
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
     In assessing the realizability of deferred tax assets, SFAS No. 109 establishes a more likely than not standard. If it is determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, historical and projected future taxable income and tax planning strategies when making this assessment. SFAS No. 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as losses in recent years. As a result of the company’s recent losses in the United States, the company concluded that a full valuation allowance was required for its deferred tax assets in the United States as of March 31, 2006, as required by SFAS No. 109.
     We have subsidiaries in various countries and are therefore subject to varying income tax rates. We have a favorable pioneer tax status in Singapore which exempted income generated from the manufacture and sale of the Printronix P5000 and P7000 Series line matrix and T5000 thermal products by our Singapore subsidiary from income tax liability. The pioneer status in Singapore resulted in foreign tax savings of $0.2 and $0.3 million for the three and nine months ended December 29, 2006, respectively, and $0.2 million and $0.5 million for the three and nine months ended December 23, 2005, respectively. The effect of this pioneer status was to increase diluted net income per share by 3 cents and 5 cents for the three and nine months ended December 29, 2006, respectively, and 3 cents and 8 cents for the three and nine months ended December 23, 2005, respectively. The pioneer status expires at the end of fiscal year 2007.
     As a matter of course, various taxing authorities may conduct regular audits on the company which may result in additional tax assessments. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters. During fiscal year 2006, we filed a protest and amended state income tax returns with the State of California Franchise Tax Board (“FTB”) to claim previously unclaimed research tax credits related to tax years ending March 1994 through March 2003. In September 2006, we received a notice from the FTB that it was conducting a review of our amended returns for the tax years ending March 1998 through March 2000. There is no impact to the consolidated financial statements for the claimed research tax credits due to our conclusion that it is more likely than not that such deferred tax assets will not be realized.
     The tax benefit for the three months ended December 29, 2006 consisted of $289 thousand in federal tax benefit, $7 thousand in current state tax benefit and $143 thousand in foreign tax expense. The tax provision for the nine months ended December 29, 2006 consisted of $289 thousand in federal tax benefit, $3 thousand in current state tax expense and $425 thousand in foreign tax expense. The tax provision (benefit) for the three and nine months ended December 29, 2006 reflected a $305 thousand reduction of the American Jobs Creation Act (“AJCA”) tax liability due to further clarification in the interpretation of the existing laws surrounding the use of net operating loss carryforwards against a portion of the tax liability generated from the dividend repatriation.
     In the first quarter of fiscal year 2007, we paid $2.5 million in taxes related to the repatriation under the AJCA of $32.0 million of dividends in the fourth quarter of fiscal year 2006.
     The tax provision for the three months ended December 23, 2005 consisted of foreign tax expense of $122 thousand. The tax provision for the nine months ended December 23, 2005 included $20 thousand in current state tax expense and $307 thousand in foreign tax expense.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. We are currently evaluating what impact, if any, this statement will have on the consolidated financial statements of the company.
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

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pensions and Other Postretirement
Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to 1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined benefit and other post-retirement plans; 2) recognize changes in the funded status in the year in which the changes occur through comprehensive income; 3) measure the funded status of defined pension and other post-retirement benefit plans as of the date of the company’s fiscal year end; and 4) provide enhanced disclosures. The provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006, except for the requirement to measure the funded status of retirement benefit plans as of our fiscal year end, which is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of this statement to have a material impact on the condensed consolidated financial statements of the company.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PRINTRONIX, INC. AND SUBSIDIARIES
Forward-Looking Statements
     Except for historical information, this Form 10-Q contains “forward-looking statements” about Printronix, within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “objectives,” “believes,” “expects,” “plans,” “intends,” “should,” “estimates,” “anticipates,” “forecasts,” “projections,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer peripheral industry and in the economy in general; the ability of the company to achieve growth in the Asia Pacific market; adverse political and economic events in the company’s markets; a worsening of the global economy due to general conditions; a worsening of the global economy resulting from terrorist attacks or risk of war; a worsening of the global economy resulting from an outbreak of avian flu or other world health epidemic, or from a resurgence of SARS (Severe Acute Respiratory Syndrome); the ability of the company to maintain its production capability in its Singapore plant or obtain product from its Asia Pacific suppliers should a resurgence of SARS or other world health epidemic occur; the ability of the company to hold or increase market share with respect to line matrix printers; the ability of the company to successfully compete against entrenched competition in the thermal printer market; the ability of the company to adapt to changes in the requirements for radio frequency identification (“RFID”) products by Wal-Mart and/or the Department of Defense (the “DOD”) and others; the ability of the company to attract and to retain key personnel; the ability of the company’s customers to achieve their sales projections, upon which the company has in part based its sales and marketing plans; the ability of the company to retain its customer base and channel; the ability of the company to compete against alternate technologies for applications in its markets; the ability of the company to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change; and that InfoPrint Solutions Company, the successor entity to IBM’s Printing Systems Division, may change its product and marketing focus in a way that reduces its purchase of Printronix products. The company does not undertake to publicly update or revise any of its forward-looking statements, even if experience or new information shows that the indicated results or events will not be realized.
Message from the President
     The third quarter of fiscal year 2007 resulted in net income of $0.30 per diluted share on sales of $34.9 million. This compares with net income of $0.13 per share on sales of $33.9 million for the same quarter last year. Net income for the first nine months of fiscal year 2007 was $0.42 per diluted share compared with a net loss of $0.08 per share for the same period last year, reflecting higher gross margins (39.5 percent compared with 38.2 percent) and lower operating expenses (37.2 percent compared with 39.0 percent). We were able to increase our profitability over last year by increasing productivity and continuing our focus on cost containment.
     Line matrix sales during the third quarter of fiscal year 2007 increased 2.9 percent over the prior year quarter to $25.3 million due to higher printer sales as our customers upgrade to the new P7000 series line matrix printers. Regionally, Americas sales increased 4.5 percent to $17.1 million and EMEA sales increased 6.5 percent to $11.3 million due to higher line matrix and thermal printer sales through the distribution channel. Asia Pacific sales decreased by 5.8 percent from the prior year quarter to $6.4 million primarily due to lower line matrix printer sales, particularly in China. Overall, worldwide sales through the distribution channel increased by 4.1 percent over the prior year quarter to $23.3 million. Worldwide sales for the first nine months of fiscal year 2007 increased 1.3 percent over the same period last year.
     IBM, our largest customer, representing 22.3% of our third quarter sales, and Ricoh announced the formation of a joint venture company, the InfoPrint Solutions Company, which will own IBM’s Printing Systems Division. IBM has informed us that the contract with IBM will be assigned to InfoPrint Solutions, and business is expected to continue as before with all our current IBM products and services.

     Cash and short-term investments were $37.5 million at December 29, 2006 compared with $42.1 million at the end of fiscal year 2006, primarily due to payment of $1.7 million of dividends to stockholders during the first nine months of fiscal year 2007 and $2.5 million in taxes related to the funds repatriated under the American Jobs Creation Act. We believe that this strong cash position can continue to fund dividends and future growth opportunities.
RESULTS OF OPERATIONS
Revenue
Compared with the Prior Year Quarter — Overview
     Revenue for the current quarter was $34.9 million, an increase of $1.0 million, or 3.0 percent, over the same period last year. The increase in revenue for the current quarter was mainly attributable to higher line matrix and thermal printer sales, principally through the distribution channel. Revenue increased in the Americas by $0.7 million, or 4.5 percent, due to higher line matrix and thermal printer sales. Revenue increased in EMEA by $0.7 million, or 6.5 percent, primarily due to higher line matrix and thermal printer sales through the distribution channel. Revenue decreased in the Asia Pacific region by $0.4 million, or 5.8%, principally due to lower line matrix printer sales through the distribution channel.
Revenue by Geographic Region
     Revenue by geographic region, related percent changes and percent of total revenue for the third quarter of fiscal year 2007 and 2006 were as follows:

	Three Months Ended			Percent of Total Sales
	December 29,	December 23,	Percent	December 29,	December 23,
Geographic Region	2006	2005	Change	2006	2005
	($ in thousands)
Americas	$17,116	$16,385	4.5%	49.1%	48.4%
EMEA	11,345	10,652	6.5%	32.5%	31.5%
Asia Pacific	6,422	6,814	-5.8%	18.4%	20.1%

	$34,883	$33,851	3.0%	100.0%	100.0%

     Americas sales increased by 4.5 percent to $17.1 million principally as a result of an increase in line matrix printer sales through IBM into the automotive industry. EMEA sales increased 6.5 percent to $11.3 million principally due to higher line matrix and thermal printer sales, primarily through the distribution channel and into the automotive industry. Changes in the value of the Euro had a positive impact on EMEA revenue of $0.3 million during the current quarter compared to the prior year quarter. Asia Pacific sales decreased 5.8 percent to $6.4 million principally due to a decrease in line matrix sales through the distribution channel as a result of fewer large sales to the China banking industry in the current quarter.

Revenue by Product Technology
     Revenue by product technology, related percent changes and percent of total revenue for the third quarter of fiscal year 2007 and 2006 were as follows:

	Three Months Ended			Percent of Total Sales
	December 29,	December 23,	Percent	December 29,	December 23,
Product Technology	2006	2005	Change	2006	2005
	($ in thousands)
Line matrix	$25,287	$24,569	2.9%	72.5%	72.6%
Thermal (includes RFID)*	6,529	5,675	15.0%	18.7%	16.8%
Laser	2,669	3,081	-13.4%	7.7%	9.1%
Verification	398	526	-24.3%	1.1%	1.5%

	$34,883	$33,851	3.0%	100.0%	100.0%

* RFID	$707	$830	-14.8%	2.0%	2.5%

     Line matrix sales increased from the prior year quarter principally due to higher printer sales in the Americas and EMEA, partially offset by lower services and other revenue. Thermal sales increased due to higher sales of printers, repairs and service contracts, as well as printer and services sales to a new direct customer. Laser sales continue to show a decline. We are focusing our efforts on updating our laser product line during fiscal year 2007.
Revenue by Channel
     Revenue by channel, related percent changes, and percent of total sales for the third quarter of fiscal year 2007 and 2006 were as follows:

	Three Months Ended			Percent of Total Sales
	December 29,	December 23,	Percent	December 29,	December 23,
Channel	2006	2005	Change	2006	2005
	($ in thousands)
OEM	$9,754	$9,857	-1.0%	28.0%	29.1%
Distribution	23,295	22,382	4.1%	66.7%	66.1%
Direct	1,834	1,612	13.8%	5.3%	4.8%

	$34,883	$33,851	3.0%	100.0%	100.0%

     Sales through the OEM channel decreased 1.0 percent to $9.8 million due to slight decreases in EMEA and Asia Pacific offset by a slight increase in the Americas. Sales through the distribution channel increased 4.1 percent to $23.3 million primarily due to an increase in line matrix printer sales in the Americas and EMEA, resulting from increased sales due to new distributor relationships, as well as increased efforts to work with our distributors on demand-generation programs. The increase in the Americas and EMEA was partially offset by a decrease in Asia Pacific line matrix printer sales resulting from a decrease in sales in China within the banking industry. Direct sales increased 13.8 percent to $1.8 million primarily due to an increase in thermal printer and services sales to a new direct customer.
Revenue by Customer
     Revenue by customer, related percent changes and percent of total revenue for the third quarter of fiscal year 2007 and 2006 were as follows:

	Three Months Ended			Percent of Total Sales
	December 29,	December 23,	Percent	December 29,	December 23,
Customer	2006	2005	Change	2006	2005
	($ in thousands)
Largest customer — IBM	$7,788	$7,294	6.8%	22.3%	21.5%
Second largest customer	1,656	2,154	-23.1%	4.7%	6.4%
Top ten customers	16,725	17,419	-4.0%	47.9%	51.5%

     Sales to IBM increased by $0.5 million, or 6.8 percent, to $7.8 million, primarily due to increased printer unit sales in the Americas into the automotive industry. Sales to our second largest customer decreased 23.1 percent. The decrease was because our second largest customer underwent a restructuring, due to new management. Part of the company was sold to a two-tier reseller, with which we are currently doing business. Combined sales to both of these companies during the quarter ended December 29, 2006 was $2.1 million.
Recurring Revenue
     Recurring revenue from the installed base was $14.1 million, or 40.5 percent of total sales, in the current quarter, down slightly from $14.2 million, or 42.0 percent of total sales, for the same period a year ago. The decrease was primarily due to a decrease in laser consumables sales, partially offset by an increase in maintenance and service sales. Recurring revenue includes line matrix ribbons, laser consumables, spares, sales under the advance exchange program, labels, printer maintenance and depot repair services. We will continue to focus on this strategic growth initiative by marketing to our installed base of customers, continuing to add channels to market, and targeting the maintenance and repair business.
Compared with the Prior Year to Date – Overview
     Revenue for the first nine months of fiscal year 2007 was $95.8 million, an increase of $1.2 million, or 1.3 percent, over the same period last year. The increase in revenue for the first nine months of fiscal year 2007 was mainly attributable to higher sales through the distributor and direct channels offset by lower sales through the OEM channel, particularly in EMEA. Revenue increased in the Americas by $1.4 million, or 3.0 percent, particularly in the line matrix technology area, and increased in EMEA by $0.4 million, or 1.2 percent, in the thermal product technology area. Revenue decreased in the Asia Pacific region by $0.5 million, or 3.1 percent, in the line matrix technology area.
Revenue by Geographic Region
     Revenue by geographic region, related percent changes and percent of total revenue for the first nine months of fiscal year 2007 and 2006 were as follows:

	Nine Months Ended			Percent of Total Sales
	December 29,	December 23,	Percent	December 29,	December 23,
Geographic Region	2006	2005	Change	2006	2005
	($ in thousands)
Americas	$47,989	$46,603	3.0%	50.1%	49.3%
EMEA	30,803	30,445	1.2%	32.2%	32.2%
Asia Pacific	17,004	17,549	-3.1%	17.7%	18.5%

	$95,796	$94,597	1.3%	100.0%	100.0%

     Americas sales increased by 3.0 percent to $48.0 million principally as a result of an increase in direct sales. Americas direct sales increased 37.3 percent to $4.1 million due to increased sales to one of our largest customers as they refurbished a distribution center in the first fiscal quarter, and due to sales to a new direct customer added in the third quarter of fiscal year 2007.
     EMEA sales increased 1.2 percent to $30.8 million principally due to higher consumables sales, partially offset by a decrease in services and other sales. Changes in the value of the Euro had a favorable impact on year-to-date EMEA revenue of $23 thousand compared with the same period a year ago.
     Asia Pacific sales decreased 3.1 percent to $17.0 million principally due to a decrease in line matrix printer sales through the distribution channel as a result of increased competition and two large government contract sales during the prior nine month period, offset by an increase in direct sales.

Revenue by Product Technology
     Revenue by product technology, related percent changes and percent of total revenue for the first nine months of fiscal year 2007 and 2006 were as follows:

	Nine Months Ended			Percent of Total Sales
	December 29,	December 23,	Percent	December 29,	December 23,
Product Technology	2006	2005	Change	2006	2005
	($ in thousands)
Line matrix	$69,155	$67,631	2.3%	72.2%	71.5%
Thermal (includes RFID)*	17,289	16,876	2.4%	18.0%	17.9%
Laser	7,921	8,541	-7.3%	8.3%	9.0%
Verification	1,431	1,549	-7.6%	1.5%	1.6%

	$95,796	$94,597	1.3%	100.0%	100.0%

* RFID	$2,103	$2,565	-18.0%	2.2%	2.7%

     Line matrix sales increased 2.3 percent to $69.2 million principally due to higher recurring revenue from the installed base. Thermal printer sales increased 2.4 percent to $17.3 million due to higher recurring revenue from the installed base as well as higher repairs and service contract revenue. Laser sales continue to show a decline. We are focusing our efforts on updating our laser product line during fiscal year 2007.
Revenue by Channel
     Revenue by channel, related percent changes, and percent of total sales for the first nine months of fiscal year 2007 and 2006 were as follows:

	Nine Months Ended			Percent of Total Sales
	December 29,	December 23,	Percent	December 29,	December 23,
Channel	2006	2005	Change	2006	2005
	($ in thousands)
OEM	$25,939	$27,551	-5.9%	27.1%	29.2%
Distribution	64,169	62,568	2.6%	67.0%	66.1%
Direct	5,688	4,478	27.0%	5.9%	4.7%

	$95,796	$94,597	1.3%	100.0%	100.0%

     Sales through the OEM channel decreased 5.9 percent to $25.9 million. In the Americas and EMEA, the OEM channel decline was primarily due to lower sales through IBM. The decline in the Americas was partially offset by higher sales under a maintenance contract with one of our OEM customers. The decline in sales to IBM was due to a major sale in the prior year in the Americas which did not reoccur this fiscal year and continued weakness in EMEA. Sales through the distribution channel increased 2.6 percent to $64.2 million primarily due to an increase in EMEA recurring revenue, offset by a decrease in Asia Pacific sales resulting from aggressive competitor pricing in certain smaller countries. Direct sales increased 27.0 percent to $5.7 million primarily due to increased sales in the Americas and Asia Pacific as a large customer completed a few major refurbishment projects in the first fiscal quarter, and due to sales to a new direct customer added in the third quarter of fiscal year 2007.

Revenue by Customer
     Revenue by customer, related percent changes and percent of total revenue for the first nine months of fiscal year 2007 and 2006 were as follows:

	Nine Months Ended			Percent of Total Sales
	December 29,	December 23,	Percent	December 29,	December 23,
Customer	2006	2005	Change	2006	2005
	($ in thousands)
Largest customer — IBM	$19,782	$21,564	-8.3%	20.7%	22.8%
Second largest customer	5,110	7,125	-28.3%	5.3%	7.5%
Top ten customers	44,644	46,573	-4.1%	46.6%	49.2%
     Sales to IBM in the Americas decreased by $0.7 million, or 5.8 percent, and in EMEA by $1.0 million, or 13.8 percent, for the reasons already stated above. Sales to our second largest customer decreased 28.3 percent. The decrease was because our second largest customer underwent a restructuring, due to new management. Part of the company was sold to a two-tier reseller, with which we are currently doing business. During the nine months ended December 29, 2006, sales to the two-tier reseller were $1.0 million.
Recurring Revenue
     Recurring revenue from the installed base was $41.9 million, or 43.7 percent of total sales, in the current year-to-date period, up from $39.5 million, or 41.7 percent of total sales, for the same period a year ago. The increase is due partly to higher maintenance and service sales to an OEM customer and, we believe, is also partly a result of the demand-generation programs, particularly in the Americas. Recurring revenue includes line matrix ribbons, laser consumables, spares, sales under the advance exchange program, labels, printer maintenance and depot repair services. We will continue to focus on this strategic growth initiative by marketing to our installed base of customers, continuing to add channels to market and targeting the maintenance and repair business.
Gross Margin
Compared with the Prior Year Quarter
     Gross margin for the current quarter was $13.9 million compared with $13.0 million for the same period a year ago and was 39.9 percent and 38.5 percent of revenue, respectively. The increase in gross margin is a result of lower worldwide manufacturing costs due to our product cost reduction and cost containment measures. Continuing efficiencies in the manufacturing process has enabled a 12 percent decrease in manufacturing personnel for the quarter ended December 29, 2006 compared with the quarter ended December 23, 2005. Changes in the value of the Euro had a favorable impact on gross margin of $0.2 million, or 0.6 percent of revenue.
Compared with the Prior Year-to-Date
     Gross margin for the first nine months of fiscal year 2007 was $37.8 million compared with $36.1 million for the same period a year ago and was 39.5 percent and 38.2 percent of revenue, respectively. The increase in gross margin is a result of lower worldwide manufacturing costs due to our product cost reduction and cost containment measures, which more than offset the higher product costs due to RoHS compliance in EMEA. Continuing efficiencies in the manufacturing process has enabled a 10 percent decrease in manufacturing personnel for the nine months ended December 29, 2006 compared with the nine months ended December 23, 2005. Changes in the value of the Euro had an unfavorable impact of $47 thousand on year-to-date gross margin.

Operating Expenses
Compared with the Prior Year Quarter
     Operating expenses consist of engineering and development, sales and marketing and general and administrative costs. Operating expenses were $12.4 million for the current quarter and $12.2 million for the prior year quarter. Operating expenses, related percent changes and percent of total sales were as follows:

	Three Months Ended			Percent of Total Sales
	December 29,	December 23,	Percent	December 29,	December 23,
	2006	2005	Change	2006	2005
	($ in thousands)
Engineering and development	$3,182	$3,274	-2.8%	9.1%	9.7%
Sales and marketing	6,176	6,167	0.1%	17.7%	18.2%
General and administrative	3,036	2,782	9.1%	8.7%	8.2%

	$12,394	$12,223	1.4%	35.5%	36.1%

Engineering and Development
     Engineering expenses consist mostly of labor, test materials and infrastructure costs. In the current quarter, we spent $3.2 million on engineering and development, compared with $3.3 million for the same period last year. As a percentage of revenue, engineering and development expenses decreased in the current quarter to 9.1 percent from 9.7 percent in the same quarter last year. Engineering and development expenses for the current quarter decreased due to lower labor costs resulting from a 9 percent decrease in personnel for the quarter ended December 29, 2006 compared with the quarter ended December 23, 2005. Engineering expenses were higher in the prior year quarter due to the P7000 and T5000 product development.
Sales and Marketing
     Sales and marketing expenses for both the current quarter and the prior year quarter were $6.2 million. As a percentage of revenue, sales and marketing expenses decreased in the current quarter to 17.7 percent from 18.2 percent in the same quarter last year. The decrease in sales and marketing spending as a percentage of revenue was a result of our focus on cost containment and efficiencies, including reductions in marketing, consulting, and travel expenditures compared with the same quarter last year.
General and Administrative
     General and administrative expenses for the quarter increased to $3.0 million, compared with $2.8 million for the prior year quarter. As a percentage of revenue, general and administrative expenses increased in the current quarter to 8.7 percent from 8.2 percent in the same quarter last year. The current period reflects a $0.2 million increase in information technology and management services costs in Asia Pacific compared to the same quarter last year. In addition, the prior year quarter included a $0.1 million reduction in the provision for bad debts for recovery on receivables previously determined to be uncollectible.
     The effects of changes in the Euro’s value in the current quarter, compared with the prior year quarter, increased operating expenses by $38 thousand.

Compared with the Prior Year-to-Date
     Operating expenses consist of engineering and development, sales and marketing and general and administrative costs. Operating expenses were $35.7 million for the first nine months of fiscal year 2007 compared with $36.9 million for the same period last year. Operating expenses, related percent changes and percent of total sales were as follows:

	Nine Months Ended			Percent of Total Sales
	December 29,	December 23,	Percent	December 29,	December 23,
	2006	2005	Change	2006	2005
	($ in thousands)
Engineering and development	$9,413	$10,753	-12.5%	9.8%	11.4%
Sales and marketing	17,624	18,398	-4.2%	18.4%	19.4%
General and administrative	8,617	7,781	10.7%	9.0%	8.2%

	$35,654	$36,932	-3.5%	37.2%	39.0%

Engineering and Development
     Engineering expenses consist mostly of labor, test materials and infrastructure costs. In the first nine months of fiscal year 2007, we spent $9.4 million on engineering and development, compared with $10.8 million for the same period last year. As a percentage of revenue, engineering and development expenses decreased in the current period to 9.8 percent from 11.4 percent in the same period last year. Engineering and development expenses for the current period decreased due to lower labor costs resulting from a 14 percent decrease in personnel for the nine months ended December 29, 2006 compared with the nine months ended December 23, 2005. Also, outside consulting costs and product certification costs decreased by $0.3 million in the current period. Engineering expenses were higher in the prior year due to the P7000 and T5000 product development, resulting in new products coming to market in the prior year.
Sales and Marketing
     Sales and marketing expenses for the first nine months of fiscal year 2007 decreased to $17.6 million, compared with $18.4 million for the same period last year. As a percentage of revenue, sales and marketing expenses decreased in the current period to 18.4 percent from 19.4 percent in the same period last year. Sales and marketing spending was lower in the current period due to increased focus on cost containment, including reductions in marketing, consulting, and travel expenditures. In addition, the prior year included higher consulting and travel related expenses attributable to the P7000 and T5000 product launches.
General and Administrative
     General and administrative expenses for the first nine months of fiscal year 2007 increased to $8.6 million, compared with $7.8 million for the same period last year. As a percentage of revenue, general and administrative expenses increased in the current period to 9.0 percent from 8.2 percent in the same period last year. The current period reflects a reduction in the provision for bad debts of $0.1 million for recovery on receivables previously determined to be uncollectible compared with a $0.6 million reduction in the same period last year. Also, there was a $0.4 million increase in expense due to an increase in information technology and management services costs in Asia Pacific, increased audit costs of $0.3 million, and higher labor costs resulting from a 2 percent increase in personnel for the nine months ended December 29, 2006 compared with the nine months ended December 23, 2005. These increases were partially offset by lower consulting costs of $0.7 million related to Sarbanes-Oxley compliance.
     The effects of changes in the Euro’s value in the first nine months of fiscal year 2007, compared with the same period last year, decreased operating expenses by $29 thousand.
Foreign Currency Losses (Gains), Net
     Foreign currency transaction and remeasurement gains from all foreign currencies for the three and nine months ended December 29, 2006 were $52 thousand and $42 thousand, respectively, principally due to the effect of changes in the value of the Euro. Foreign currency transaction and remeasurement gains from all foreign currencies for the three and nine months ended December 23, 2005 were $2 thousand and $85 thousand, respectively, principally due to the effect of changes in the value of the Euro.

Interest and Other (Income), Net
     Interest income, interest expense and other income, net are as follows:

	Three Months Ended		Nine Months Ended
	December 29,	December 23,	December 29,	December 23,
	2006	2005	2006	2005
	($ in thousands)
Interest expense	$230	$207	$720	$537
Interest income	(473)	(374)	(1,377)	(1,020)
Other income, net	—	(13)	(14)	(43)
     Interest income increased compared to the prior fiscal year primarily due to higher interest rates. In addition, in the second quarter of fiscal year 2006, we engaged a professional investment manager which resulted in better investment performance. Interest expense increased compared to the prior fiscal year due to higher interest rates and due to interest we recorded related to the sales and use tax audit assessment.
Sales Tax
     We underwent a California state sales tax audit for the period of October 2001 through September 2004 and received a notice of determination in October 2006. During the second quarter of fiscal year 2007, we accrued $156 thousand related to this matter for taxes, interest and penalties through September 2006, of which $38 thousand was recorded to cost of sales, $38 thousand was recorded to engineering and development, $37 thousand was recorded to general and administrative, and $43 thousand was recorded to interest expense and other income, net. Of the $156 thousand, $144 thousand related to prior years. We concluded during the second quarter of fiscal year 2007 that these adjustments are not quantitatively or qualitatively material to the three and six month periods ended September 29, 2006, our projected results for the current year, or to any prior years’ earnings, earnings trends or financial statement line items. During the third quarter of fiscal year 2007, we received notification from the State of California Board of Equalization that penalties of $11 thousand would not be assessed; accordingly, we reduced our accrual. Also, during the third quarter of fiscal year 2007, we made payments of $79 thousand against the liability. As of December 29, 2006, our remaining accrual related to this matter was $66 thousand.
Income Taxes
     We have subsidiaries in various countries and are therefore subject to varying income tax rates. The tax benefit for the three months ended December 29, 2006 consisted of $289 thousand in federal tax benefit, $7 thousand in current state tax benefit and $143 thousand in foreign tax expense. The tax provision for the nine months ended December 29, 2006 consisted of $289 thousand in federal tax benefit, $3 thousand in current state tax expense and $425 thousand in foreign tax expense. The tax provision (benefit) for the three and nine months ended December 29, 2006 reflected a $305 thousand reduction of the American Jobs Creation Act (“AJCA”) tax liability due to further clarification in the interpretation of the existing laws surrounding the use of net operating loss carryforwards against a portion of the tax liability generated from the dividend repatriation.
     In the first quarter of fiscal year 2007, we paid $2.5 million in taxes related to the repatriation under the AJCA of $32.0 million of dividends in the fourth quarter of fiscal year 2006.
     The tax provision for the three months ended December 23, 2005 consisted of foreign tax expense of $122 thousand. The tax provision for the nine months ended December 23, 2005 included $20 thousand in current state tax expense and $307 thousand in foreign tax expense.

LIQUIDITY AND CAPITAL RESOURCES
Overview
     The primary source of liquidity historically has been cash generated from operations. As of December 29, 2006, cash, cash equivalents and short-term investments were $37.5 million, a decrease of $4.6 million from the beginning of the fiscal year. The decrease in net cash was due primarily to payment of taxes of $2.5 million during the nine months ended December 29, 2006 related to the repatriation of $32.0 million of dividends in the fourth quarter of fiscal year 2006 and payment of $1.7 million in dividends to stockholders during the period.
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
     The note of $13.0 million collateralized by the Irvine property is due in June 2007. The balance on the note is classified in current liabilities because all remaining payments are due within one year. Current expectations are that the company will refinance the debt before that time. We believe we will be able to refinance the debt with acceptable terms or, alternatively, repay the debt using existing cash balances.
     One of our subsidiaries maintains a line of credit with a major foreign bank totaling $4.2 million that is guaranteed by the company. This line of credit is collateralized by the subsidiary’s manufacturing property. The line of credit is subject to a financial covenant, which requires that we maintain a net worth of not less than $64 million. We were in compliance with this financial covenant as of December 29, 2006. One of our subsidiaries also maintains a letter of credit with a major foreign bank of $0.3 million. We also maintain a commitment facility in the amount of $2.6 million with a foreign bank to support the hedging activities. We have a letter of credit related to our workers’ compensation program for $0.4 million, which renews automatically and is secured by cash. During and as of the fiscal periods presented, no amounts were borrowed under these agreements.
     Additional information on bank borrowings and debt arrangements can be found in Note 5 of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Operating Activities
     Net cash used in operating activities during the nine months ended December 29, 2006 was $1.2 million compared with net cash provided by operating activities of $0.9 million during the nine months ended December 23, 2005. The decrease in net cash from operating activities was due primarily to payment of taxes of $2.5 million during the nine months ended December 29, 2006 related to the repatriation of $32.0 million of dividends in the fourth quarter of fiscal year 2006.
Investing Activities
     Net cash used in investing activities during the nine months ended December 29, 2006 was $14.1 million compared with $3.5 million during the nine months ended December 23, 2005. During the nine months ended December 29, 2006, we purchased short-term investments of $16.1 million compared with $18.2 million during the nine months ended December 23, 2005. During the nine months ended December 29, 2006 proceeds from sales of short-term investments were $3.5 million compared with $17.9 million during the nine months ended December 23, 2005. Purchases of property and equipment were $1.5 million during the nine months ended December 29, 2006 compared with $3.3 million during the nine months ended December 23, 2005.
Financing Activities
     Net cash used in financing activities during the nine months ended December 29, 2006 was $2.0 million compared with $1.2 million during the nine months ended December 23, 2005. During the nine months ended December 29, 2006, we paid $1.7 million in dividends to stockholders compared with $1.3 million in the nine months ended December 23, 2005. Cash proceeds from the exercise of stock options during the nine months ended December 29, 2006 were $0.2 million compared with $0.7 million during the nine months ended December 23, 2005. Payments totaling $0.5 million were made on the long-term note during the nine months ended December 29, 2006 and December 23, 2005.

     The remaining shares that could be repurchased at the discretion of management under the stock buyback program totaled 227,395 shares as of December 29, 2006. No shares were repurchased during the periods presented.
OFF-BALANCE SHEET ARRANGEMENTS
     The company’s off-balance sheet arrangements consist of operating leases, purchase obligations and guarantees. There were no material changes in our operating lease agreements or guarantees as of December 29, 2006 from that reported in our Annual Report on Form 10-K. We have a non-cancelable purchase obligation under an agreement with one of our suppliers. We have agreed to purchase a minimum of $1.0 million of product through March 2007. As of December 29, 2006, we had fulfilled approximately $0.4 million of the commitment.
     Additional information regarding our obligations can be found in Note 5, Note 9 and Note 10 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The condensed consolidated financial statements of Printronix are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us at the time. These estimates and assumptions affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingent assets and liabilities for the periods presented. We continuously evaluate the estimates, judgments and assumptions, including those related to product returns, customer programs and incentives, doubtful accounts, inventories, warranty obligations, other long-lived assets, income taxes, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions. Information with respect to the company’s critical accounting policies which the company believes could have the most significant effect on the company’s reported results and require subjective or complex judgments by management is contained on pages 23-25 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the company’s Annual Report on Form 10-K for the year ended March 31, 2006. Management believes that as of December 29, 2006 there has been no material change to this information, except as described below.
     Stock-Based Compensation
     On April 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of the grant. As required by SFAS 123(R), share-based compensation expense, net of an estimated forfeiture rate, is recognized over the requisite service period (generally the vesting period) of the award. We adopted SFAS 123(R) using the modified prospective method, which results in the recognition of compensation expense using the provisions of SFAS 123(R) for all share-based awards granted or modified after March 31, 2006 and the recognition of compensation expense using the provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for all unvested awards outstanding at the date of adoption. Under this transition method, the results of operations of prior periods have not been restated. Accordingly, we will continue to provide pro forma financial information for prior periods to illustrate the effect on net income (loss) and net income (loss) per share of applying the fair value recognition provisions of SFAS No. 123.
     Prior to April 1, 2006, as permitted by SFAS No. 123, we accounted for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, we did not recognize any compensation expense for stock option grants where the exercise price was equal to the fair market value of our common stock on the grant date. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS 123(R) as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans. Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. SFAS 123(R) requires that the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized (excess tax benefits) be classified in the statement of cash flow as a cash flow from financing activities rather than as a cash flow from operating activities.
     For the nine months ended December 29, 2006, we did not grant or modify any stock options or restricted stock awards and, as of April 1, 2006, all outstanding options were fully vested. Therefore, no stock-based compensation expense was recognized under SFAS 123(R). We are currently evaluating alternatives to stock options to compensate our employees.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. We are currently evaluating what impact, if any, this statement will have on the consolidated financial statements of the company.
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
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pensions and Other Postretirement
Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to 1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined benefit and other post-retirement plans; 2) recognize changes in the funded status in the year in which the changes occur through comprehensive income; 3) measure the funded status of defined pension and other post-retirement benefit plans as of the date of the company’s fiscal year end; and 4) provide enhanced disclosures. The provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006, except for the requirement to measure the funded status of retirement benefit plans as of our fiscal year end, which is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of this statement to have a material impact on the condensed consolidated financial statements of the company.

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
     As of December 29, 2006, there were no outstanding forward exchange contracts. The following table reflects the total foreign currency forward contracts outstanding at March 31, 2006:

March 31,
2006
($ and € in thousands)
Notional amount	€900
Average exchange rate	1.206
Carrying value of payable	$(24)
     Foreign currency transaction and remeasurement gains from all foreign currencies for the three and nine months ended December 29, 2006 were $52 thousand and $42 thousand, respectively, principally due to the effect of changes in the value of the Euro. Foreign currency transaction and remeasurement gains from all foreign currencies for the three and nine months ended December 23, 2005 were $2 thousand and $85 thousand, respectively, principally due to the effect of changes in the value of the Euro.
     The effects of changes in the Euro’s value for the three months ended December 29, 2006 compared with the three months ended December 23, 2005 were as follows: an increase in revenue of $0.3 million, an increase in gross margin of $0.2 million, an increase in operating expenses of $38 thousand and foreign exchange gains of $0.2 million.
     The effects of changes in the Euro’s value for the nine months ended December 29, 2006 compared with the nine months ended December 23, 2005 were as follows: an increase in revenue of $23 thousand, a decrease in gross margin of $47 thousand, a decrease in operating expenses of $29 thousand and foreign exchange losses of $0.2 million.
     The future effect of changes in the value of the Euro or other foreign currencies on the consolidated results of operations or financial condition is difficult to predict.
Interest Rate Risk
     We have financial instruments that are subject to interest rate risk, principally debt obligations and short-term cash investments. At December 29, 2006, our interest-bearing investments totaled $30.3 million, and the related interest income on these investments was $1.2 million, (an annualized effective yield of 5.2 percent) for the nine months then ended. If interest rates were to decrease by 10 percent (54 basis points on the average investment balance), the impact on our annual interest income would be a decrease of $0.2 million. Information about the fair value of the financial instruments is found in Note 2 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Borrowings are at variable rates for periods that generally do not exceed 90 days. If interest rates were to increase by 10 percent (57 basis points on the long-term note), the impact on our annual interest expense would be an increase of $0.1 million. Information about the bank borrowings is found in Note 5 of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
PRINTRONIX, INC. AND SUBSIDIARIES
Item 1. Legal Proceedings
     The information set forth under Note 10 of the Notes to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report is incorporated herein by reference.
Item 1A. Risk Factors
     There have been no material changes from risk factors previously disclosed in “Item 1A. Risk Factors” reported in Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
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

Date: February 7, 2007	PRINTRONIX, INC.
(Registrant)

	By:	/s/ George L. Harwood

George L. Harwood

Senior Vice President, Finance and Information Systems
(IS), Chief Financial Officer and Corporate Secretary
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14(a) and15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) and15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002