Form 10-K
period 2007-03-30
PRINTRONIX INC
filed 2007-06-06
CIK 311505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-9321
Printronix, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-2903992 (I.R.S. Employer Identification No.)
14600 Myford Road P.O. Box 19559, Irvine, California (Address of Principal Executive Offices)	92623 (Zip Code)

Registrant’s telephone number, including area code
(714) 368-2300

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share, Including Common Share Purchase Rights (Title of each class)	The Nasdaq Stock Market LLC (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None

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

On September 29, 2006, the aggregate market value of the Common Stock (based upon the closing price of $13.39 per share as quoted in the Nasdaq Stock Market LLC® on September 29, 2006) held by non-affiliates of the Registrant was $64,092,869.

The number of shares of the registrant’s Common Stock outstanding as of May 25, 2007 was 6,679,564 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 21, 2007 are incorporated by reference into Part III and Part IV of this report.

PRINTRONIX, INC.

i

PART I

Forward-Looking Statements

Except for historical information, this Annual Report on Form 10-K contains “forward-looking statements” about Printronix, within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “objectives,” “believes,” “expects,” “plans,” “intends,” “should,” “estimates,” “anticipates,” “forecasts,” “projections,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer peripheral industry and in the economy in general; the ability of the company to achieve growth in the Asia Pacific market; adverse political and economic events in the company’s markets; a worsening of the global economy due to general conditions; a worsening of the global economy resulting from terrorist attacks or risk of war; a worsening of the global economy resulting from an outbreak of avian flu or other world health epidemic; the ability of the company to maintain its production capability in its Singapore plant or obtain product from its Asia Pacific suppliers should a world health epidemic occur; the ability of the company to hold or increase market share with respect to line matrix printers; the ability of the company to successfully compete against entrenched competition in the thermal printer market; the ability of the company to adapt to changes in requirements for radio frequency identification (“RFID”) products by Wal «Mart and/or the Department of Defense (the “DOD”) and others; the ability of the company to attract and to retain key personnel; the ability of the company’s customers to achieve their sales projections, upon which the company has in part based its sales and marketing plans; the ability of the company to retain its customer base and channel; the ability of the company to compete against alternate technologies for applications in its markets; the ability of the company to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change; and that InfoPrint Solutions Company, the successor entity to IBM’s Printing Systems Division, may change its product and marketing focus in a way that reduces its purchase of Printronix products. We encourage readers of this Annual Report on Form 10-K to review the Risk Factors section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations. The company does not undertake to publicly update or revise any of its forward-looking statements, even if experience or new information shows that the indicated results or events will not be realized.

Message from the President

Fiscal 2007 Year in Review —

Revenue for fiscal year 2007 was $128.4 million, up from $127.8 million a year ago. The net income for fiscal year 2007 was $2.9 million, or $0.45 per diluted share, compared with net loss of $8.0 million, or ($1.28) per diluted share, in fiscal year 2006.

Fiscal year 2007, which ended March 30, 2007, resulted in continued year over year growth in the line matrix and thermal product lines. Printronix line matrix business increased slightly in fiscal year 2007, primarily due to a $2.2 million increase in consumables sales over the prior fiscal year as more legacy printers were converted to the new P7000 family. The P7000 family of printers, introduced in fiscal year 2006, uses a unique print management system which has been very well received by our customers. As a result, line matrix ribbon sales are growing significantly as more legacy printers are converted to the P7000 family.

The increase in line matrix consumables sales was partially offset by a 5.9 percent decline in printer sales in Asia Pacific, mainly due to several large sales in fiscal year 2006 into the South East Asia market. A new low-end line matrix model, the P7X02H, was introduced in fiscal year 2007 as well as a new high-definition P7000HD printer that is optimized for printing in Windows-based environments. Although line matrix technology is not a growth market, it continues to be an ongoing user requirement because it provides the lowest cost of printing, and the most reliable, versatile printer for mission critical applications, especially in harsh environments. As the world market share leader in this technology, Printronix has a good ongoing line matrix business.

Printronix thermal bar code label business increased 5.6 percent, or $1.3 million, over fiscal year 2006. In the fourth quarter of fiscal year 2007, Printronix introduced the mid-range SL4M/T4M light industrial printer/encoder.

This new product represents the industry’s first globally available mid-range, industrial-grade metal printer/encoder designed for and upgradeable to Gen 2 UHF RFID applications. Together with the T5000r high performance product line, this gives a full range of industrial thermal bar code label printers.

In January 2007, IBM, our largest customer, representing 20.0 percent of our fiscal year 2007 sales, and Ricoh announced their intent to form a joint venture company, the InfoPrint Solutions Company, which will acquire IBM’s Printing Systems Division. The Printronix contract with IBM has been assigned to InfoPrint Solutions. As IBM’s Printing Systems Division is coping with the effects of this transition, sales to IBM during our fourth quarter of fiscal year 2007 declined $1.4 million when compared to the same quarter last year. The new joint venture is expected to be established late in the first quarter of fiscal year 2008. As a result of these distractions, we do not believe that sales to IBM will return to normal levels until later in the year. The decline in OEM sales was offset by increased sales through the distribution channel and direct sales. Much of this increase in sales was in 2-tier distribution, which was started in fiscal year 2006.

During fiscal year 2007, we were able to increase our profitability over the prior fiscal year by increasing productivity and continuing our focus on cost containment and product cost reduction. Gross margin increased from 37.7 percent in fiscal year 2006 to 39.0 percent in fiscal year 2007. Operating expenses decreased 6.8 percent compared to fiscal year 2006, particularly through reduced labor costs.

Cash and short-term investments were $38.9 million at the end of fiscal year 2007 compared to $42.1 million at the end of fiscal year 2006, primarily due to $2.3 million of dividends paid to stockholders during fiscal year 2007 and $2.5 million in taxes related to the funds repatriated under the American Jobs Creation Act at the end of fiscal year 2006. We believe that this strong cash position can fund future growth opportunities, as well as support continuing stockholder dividends.

Robert A. Kleist
President and Chief Executive Officer
Printronix, Inc.

Item 1.	Business

General

Printronix is the worldwide leader in multi-technology supply-chain printing solutions for the industrial marketplace. We manufacture three types of applications-compatible printers — line matrix, thermal and fanfold laser, as well as printer management software. Our integrated network solutions enable the printing of bar codes, labels, forms, and reports, verify their accuracy and offer unequaled diagnostic technology. The printers and their applications are based on an open systems architecture that facilitates seamless integration into enterprise networks and operation with legacy applications written for other printers.

Printronix continually invests in new technology to meet the user’s need to transition to new information technology (“IT”) infrastructures. This is exemplified by the company’s entry in RFID smart label (label with an embedded chip and antenna) printing solutions. Printronix was the first to deliver RFID printing for the Wal «Mart/DOD compliance requirements and we foster collaborative partnerships to develop products and solutions that enable Wal «Mart/DOD suppliers to fulfill these requirements in a timely manner without business interruption.

Printronix, Inc. was incorporated in California in 1974 and was reincorporated in Delaware in December 1986. The headquarters are located at 14600 Myford Road, Irvine, California, 92623 and the internet web address is www.printronix.com. Our main phone number is (714) 368-2300. All of Printronix’s filings with the Securities and Exchange Commission (“SEC”) are available free of charge through the investor relations page on the internet site, as soon as reasonably practicable after such documents are filed, or alternatively at www.sec.gov. Our stock is traded on the Nasdaq Stock Market LLC under the symbol PTNX. Unless the context otherwise requires, the terms “we,” “our,” “us,” “company” and “Printronix” refer to Printronix, Inc. and its consolidated subsidiaries.

Certain geographical information for Item 1 is found in Note 6 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Printing Technologies

Printronix products are designed for use in mission-critical applications where unsurpassed reliability and performance are crucial. The products are used in industrial settings such as manufacturing plants and distribution centers, as well as in back offices and information technology centers. The printers are available in languages used around the world. We support our global network of users, channel partners and strategic alliances with manufacturing and configuration sites located in the United States, Singapore, Holland and Mexico along with 20 sales and support locations around the world.

The printers function on a wide range of computer systems and enterprise software solutions and are compatible with a variety of label-generation and label-management software applications. All Printronix printers have extensive industrial graphics capabilities to support the most popular industrial graphics languages while producing every type of printed computer output, including labels, bar codes, RFID smart labels, multi-part forms and reports. In fiscal year 2007, we introduced several new printers that expanded all product lines including: P7000HD, P7000 and Hanzi line matrix products; the L7032 fanfold laser product; and SLPA8000, SL4M and T4M thermal bar code label printing products.

Geographical Regions

Revenue is classified into three geographical regions: The Americas, EMEA, and Asia Pacific. Printronix products are sold in eighty-nine countries. We believe that a growing percentage of our future revenue will continue to come from outside of the Americas. Sales outside the Americas were $65.1 million in fiscal year 2007, or 50.7 percent of total sales. We believe the largest growth opportunities for line matrix exist in the industrializing countries of Asia Pacific, especially China and India, and also in areas of EMEA. Growth opportunities for thermal, and in particular RFID, exist worldwide starting with North America and growing into EMEA and Asia Pacific as standards are set for those regions. The products are predominantly priced in United States dollars and in Euros. A summary of the effects of the change in the Euro’s value can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” A summary of revenue and assets by region can be found in Note 6 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Growth Strategy

Printronix intends to continue investing in competitive advancement of line matrix, thermal, and fanfold laser product lines. Additional investments will continue to be directed to tie these products together in printing solutions that deliver high user value in global enterprise networks.

About 50.5 percent of total revenue in the last quarter of fiscal year 2007 was derived from printers and options that were introduced during fiscal years 2006 and 2007 (excludes consumables revenue). This includes revenue from our updated line matrix and thermal product lines. The process of updating the fanfold laser product line was started in fiscal year 2007 and continues through fiscal year 2008.

Line matrix investments support expanded new applications, such as the new high definition P7000HD model introduced in fiscal year 2007 that prints directly from a Windows operating environment with high resolution printing, and the P7X02H which expands complex Asian character printing at the lower performance end of our product range. Also, ribbon technology continues to be expanded to enable consistent print quality and product reliability.

Thermal printer models were expanded in March 2007 with the introduction of the SL4M, our most affordable RFID printer. It is a mid-range performance industrial printer that complements the high performance SL5000 series printers. Similar to the high performance models, the new mid-range industrial RFID printer is available in an RFID ready version, the T4M, for printing bar codes only. In addition, the new SLPA 8000 RFID label applicator was introduced during fiscal year 2007 as a higher performance upgrade to the prior SLPA 7000 label applicator. The SLPA 8000 is also available in an RFID ready version that prints bar codes only. Printronix intends to continue its leadership in RFID printing solutions with both label printers and label applicators that protect the customer’s investment in bar code printing with equipment that can be easily upgraded on-site for RFID printing.

Fanfold laser printers are particularly suited for batch printing of labels and, therefore, are a complementing solution to our line matrix and thermal printers. This product line has not been upgraded in recent years due to focus on line matrix and thermal/RFID development.

Printronix also intends to continue higher-than-industry-average engineering expenditure in order to maintain our focus on solutions that seamlessly integrate all of our product lines into global enterprise networks. Tailored to mission-critical applications, these solutions operate with legacy applications, provide the most efficient management of these reliable printers in the enterprise network, and have the ability to manage compliance requirements for both bar coded and RFID labels, a growing requirement for supply-chain printing.

Technology and Product Development

Printronix core technologies include line matrix and thermal print engines, subsystem controllers, printing system software, RFID smart label printing/encoding, network-printer management and bar code verification. Line matrix, thermal and laser printers developed from these technologies are unified by a common control architecture called Printronix System Architecture (“PSA”tm), the latest version of which is PSA3. This architecture permits all three printing technologies to be application-compatible by supporting common industrial graphics languages, host communication protocols, and global network management, thereby enhancing user productivity and printer up-time. Printronix has designed and developed software and hardware that leads the industry in connectivity to allow the printers and applicators to operate in a wide variety of computer systems, software applications and networks. In addition, emulation software has been developed which allows the printers and applicators to be placed in environments with equipment manufactured by others and seamlessly print the host data streams without the need for modifying the applications. Printronix printers are designed to print the local languages of most regions around the world.

Printronix also offers advanced network-printer management solutions with PrintNet® Enterprise, which is a combination of hardware and software components. PrintNet Enterprise is a web-enabled remote printer-management tool, combining printer diagnostics, troubleshooting, an alerting system and visibility that allows remote management of Printronix printers anywhere in the world from a networked desktop. PrintNet Enterprise includes special printer capabilities, an interface connection to an Ethernet network and a Java-based software application providing advanced configuration-management tools, event notification, remote status and diagnostic capabilities.

While thermal printers are ideal for industrial labeling applications because of their reliability and speed, adverse conditions may arise whereby bar codes cannot be printed accurately. These conditions can be caused by print head wear (the print head is considered a consumable), anomalies in the paper, and contaminant build-up due to the operating environment. Printronix offers the unique ODVtm (Online Data Validation) capability that verifies all bar codes produced on T5000 thermal printers are readable by bar code scanners, thus eliminating disruption and costly rework in the supply-chain, as well as minimizing supplier charge-backs in bar code compliance applications. ODV analyzes each bar code immediately after the label is printed and validates that the bar code is within specifications. The T5000 will automatically strike out an invalid label and print a new label. ODV also provides a quality control record of each bar code printed. ODV Data Manager, introduced in fiscal year 2003, provides enhanced data capturing and reporting capabilities and the ability to evaluate data within each bar code. RFID printers have a similar capability.

Fiscal year 2007 was a significant year for new product introductions in line matrix, thermal, RFID, Print/Encode/Apply and laser technologies. For line matrix, Printronix introduced enhancements to the P7000 family. The P7000HD, introduced in the first quarter of fiscal year 2007, is a new high-definition line matrix printer designed for use in Windows environments, enabling near laser quality printed output on a very wide variety of forms. The P7000HD prints at 79 inches per minute. The P7X02H offers a lower cost entry point into our family of Hanzi line matrix models, for the Asian markets.

New printer models were also introduced for the thermal, RFID, and print/apply product lines. The SL4M and T4M, launched worldwide in the fourth quarter of fiscal year 2007, form a new mid-range industrial platform with full PSA system compatibility. Like the higher-end T5000 family, the T4M family models are all RFID ready, allowing easy field upgrade when a customer later needs RFID capability. The SLPA8000r, a new model in the SLPA print and apply product line, was launched in North America in the third quarter of fiscal year 2007 and was launched in Europe in the fourth quarter of fiscal year 2007. The SLPA8000r brings very high performance automated RFID application to the market, operating at up to 100 labels per minute. This product provides customers with the capability to encode and apply RFID at full production line speeds. It also comes in an RFID ready version, known as the LPA8000r.

The LaserLine® printer family was also enhanced in the third quarter of fiscal year 2007 with the launch of the L7032, a 600 dots per inch (“DPI”) printer that provides 13.6 inch print width at 32 pages per minute (“PPM”). This product complements our existing LaserLine printers and provides the lowest cost per page printing of the family.

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

The dot placement of line matrix printers is very precise, permitting accurate character, graphics, and bar code alignment. The combination of precise dot placement anywhere on the page and the use of overlapping dots enables line matrix printers, made by Printronix, to produce graphic output, as well as letters and numbers. Another key feature of the line matrix technology is that hammer energy is very consistent, resulting in improved print quality on multi-part forms.

Uses for line matrix printers include reports, transaction documents, multi-part forms, bar codes, labels, graphics and program listings. The value provided by line matrix printing is the high level of reliability, the ability to function in harsh environments, the lowest cost per printed page, and the ability to handle difficult form sets and multi-part forms.

These printers are available in four configurations: tabletop, pedestal, quiet cabinet, and a special zero-tear configuration that enables printing on single sheets without any forms loss. The standard resolution line matrix printers operate at 500, 1000, 1500, 2000 and 2400 LPM. The high-resolution P7000 H-Series printers for complex Asian characters operate at 200, 300, 600, and 800 LPM.

The P7000 family of printers, introduced in fiscal year 2006, uses a unique ribbon that delivers longer lasting darker print along with a system for precise life monitoring. This new Integrated Print Management system, with its unique consumable, has been very well received by our customers. As a result, line matrix ribbon sales are growing significantly as more legacy printers are converted to the P7000 family.

A new low-end Hanzi model, the P7X02H, was introduced in fiscal year 2007. Additionally, in fiscal year 2007, a new high-definition P7000HD printer was launched that is optimized for printing in Windows-based environments and prints at 79 inches per minute.

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

Thermal Printers

Thermal printers continue to be the printers of choice in the creation of on-demand bar codes and label printing. Thermal printers create images on paper or other media by heat. The image is created either by heating an ink-based ribbon which transfers ink to the media (transfer) or by heating media in which the thermally sensitive ink is already impregnated (direct). This technology results in a readable bar code image as well as offering graphics and printing. The value provided by thermal printing is the flexibility of high quality, fast, durable, on-demand label printing from wired or wireless network stations along the manufacturing production line, distribution centers, or throughout the supply-chain. Thermal printers may be either standard bar code and label printers (non-RFID), or RFID printers that include both standard bar code and label printing and RFID encoding.

The Printronix thermal printers range in print width from 4.1 to 8.5 inches, print at speeds up to 10 inches per second, and print at 203, 300 or 305 DPI. All thermal printer models (T4 and T5) are wireless enabled and incorporate PSA3 and PrintNet. The T5 also offers the unique ODV capability. ODV scans and verifies the data encoded in the bar codes, ensures it meets industry specifications and provides the capability to compare the data to the host data stream. With PrintNet, ODV and PSA3, the T5000 sets the standard for durability, versatility, flexibility, and remote management to meet today’s enterprise users’ printing needs. Although the printers are inherently reliable, the ODV function mitigates the issues of print head life and other application anomalies not controlled by the printer that may cause the bar code to not be correctly printed.

A key update of the SmartLine product line, the SLPA8000r, is a new RFID label applicator that was announced in the third quarter of fiscal year 2007. This update uses the PSA3 high-performance controller architecture, delivers industry leading throughput (up to 100 labels per minute) and is offered in an “RFID Ready” version (LPA8000r). This automated printer applicator supports both direct and thermal transfer methods and was designed to fulfill automated high-speed production lines for UHF RFID smart label applications. It is the first printer applicator capable of supporting multiple printer languages developed for Zebra, SATO, Intermec, Datamax and TEC printers, as well as Printronix PGL. The LPA8000r series can also be upgraded to RFID in the field.

In the fourth quarter of fiscal year 2007, Printronix further expanded the SmartLine product family with the introduction of the mid-range SL4M light industrial RFID printer/encoder. This new product represents the industry’s first globally available mid-range, industrial-grade metal printer/encoder designed for EPCglobal Gen 2 UHF RFID applications. Designed by Printronix, the SL4M integrates PSA3, PrintNet, and its patented MP2 encoding technology, setting a new price/performance benchmark standard for the industry. Like the rest of the SmartLine product line, the SL4M supports the same multiple printer languages for easy integration. With label interoperability across the entire SmartLine product line, the SL4M can increase widespread RFID adoption. Printronix also offers the “RFID ready” T4M mid-range bar code printer for customers who need to buy a standard thermal printer today with the flexibility to move to RFID encoding in the future with field upgradeability.

Radio Frequency Identification (“RFID”) Smart Label Printers

We believe Printronix remains well positioned to maintain its leadership role in the growing UHF RFID thermal printer market.

RFID technology, in various forms, has long been used in products such as toll road transponders and smart cards, for asset tracking and in other Automatic Identification applications. RFID technology embedded in labels can increase the effectiveness of product identification by combining traditional bar code information with electronic data on the same label.

There are three main components of a typical UHF RFID label generating system: RFID labels, software, and a printer/encoder. The RFID label consists of a microchip with a flexible antenna embedded in the label stock used for traditional bar coded labels, and are known as smart labels. The RFID printers include a reader, sometimes referred to as an encoder, which encodes the microchip in the label and then immediately verifies that the label is readable. The reader uses radio waves to scan the microchip via the antenna. The reader can read the labels without the need for physical contact or line-of-sight positioning as needed in a traditional bar code label scanner. Many suppliers are choosing to automate this process by selecting a method that will automatically encode, print and then apply the label to a case or pallet. With this method, a robotic system is used which integrates a thermal printer and RFID encoding system into a label applicator. Another method to achieve RFID compliance requires suppliers to attach an RFID label that contains only the antenna and microchip. A printer is not needed to create the label with the antenna and microchip under this method, only an encoder. We believe there are advantages and disadvantages to all methods, but each suits a particular mode of compliance.

Much like the Universal Product Code (“UPC”) used today in traditional bar code labels, smart labels with embedded chips will use the electronic equivalent, the Electronic Product Code (“EPC”). The EPC identifies the particular item in the supply-chain by identifying the manufacturer, the product, and version with a unique serial number. The microchip in the label has memory to accommodate the EPC number.

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

EPCglobaltm, which is part of GSI (formerly, a joint venture of EAN International and Uniform Code Council (UCC)), is developing standards for the EPC number. Together, GSI constitutes 100 member organizations worldwide with more than one million members from 102 countries. Printronix is a founding member of EPCglobal. Standards for the emerging RFID market continue to evolve very rapidly. UHF frequency operational standards have been set for many countries, including the United States, Canada, Australia, Taiwan, Singapore, Hong Kong, Korea, and the European Union, and Printronix desktop RFID printers have been certified for these countries. Other countries (such as Argentina, Brazil, Japan, India and Malaysia) have established RFID standards and Printronix will continue to certify products in those countries that make business sense.

Nearly all worldwide supply-chain RFID applications have now migrated to EPCglobal Class 1 Gen2 standard. As with the printers, all RFID reader and tag suppliers have re-engineered their products to support the new Gen2 standard. We continue to see an evolution of RFID tags optimizing for performance, size and cost. There is also an emerging interest towards item marking which provides further opportunities for Printronix printers.

Printronix now markets RFID offerings such as the SmartLine RFID desktop printers (SL5000 and SL4M) and Smart Label Printer Applications (SLPA8000), as well as a line of RFID labels to support the customers’ test and production requirements. This provides our customers with a full RFID print solution. All of our RFID products use the same patented MP2 encoding technology and all support the same Gen2 tags. Printronix also offers an RFID Integrator Program that brings customers together with partners carefully selected by Printronix who are RFID industry experts and technicians.

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

Given the Wal «Mart and DOD mandates that eventually all suppliers use RFID tags on all pallets and cases, it is expected that the RFID portion of the thermal market will have significant growth potential. Being first to market with an EPC printing solution, and through the subsequent significant level of focus on RFID technology, Printronix expects to have market access for RFID applications beyond that which the present thermal market share might indicate. While we acknowledge that there are other companies vying for a position in the RFID printer market, we believe that Printronix remains positioned as a strong participant in the emerging RFID print opportunity.

Fanfold Laser Printers

The LaserLine printers combine print quality and speed with the distinct advantages of fanfold forms. A straight-through paper path and continuous forms media handling enables large batch production of labels and complex form sets that cannot be printed on cut sheet lasers. Fanfold laser printers create images by fixing toner on paper electrographically. Fanfold laser printing provides value with its high-resolution, high-speed batch printing and jam-free operation.

The L1524 laser printer operates at up to 24 PPM and 300 DPI. The L1524 uses the more conventional heat/pressure fusing process, supports form widths up to 10 inches and offers a 50,000 pages per month duty cycle. The L1524 is primarily used for medium-volume billing and labeling applications.

The LaserLine L5535 fanfold laser printer operates at up to 35 PPM, 240 to 400 DPI, and has a flash fusing process. Using a brilliant flash of light, instead of heat and pressure, to fuse the image onto the media, these printers can print on a very wide range of media and work with a broad range of label adhesives. For example, unlike most other laser printers, the L5535 can print on synthetics and plastic cards. Additionally, this process yields exceptional durability and print quality. The wide carriage, which can print widths up to 14.6 inches, high-duty cycle and durability of the output make these printers particularly well suited for high-volume, utility-type billing and labeling applications.

The LaserLine was extended in fiscal year 2007 with the introduction of a 32 PPM heat and pressure fusing engine. This model, the L7032, offers a compact footprint, competitive cost per page, low price point, and a very high-duty cycle. It is ideal for label and report production that does not require flash fusing. It is offered with a range of options including two power stackers, a cabinet stand, paper cutter, and MICR printing capability.

Bar Code Verification Products

A bar code verifier reads and decodes a bar code in the same manner as a normal scanner, but it also analyzes the adherence of the bar code to published industry specifications to verify that any scanner can read the bar code. Hand-held portable models and online models are available that meet practically any industry requirement. Online verifiers are fixed to either printers or conveyance systems. When attached to a printer, the verifier analyzes the bar codes being produced by the printer. When attached to a conveyance system, the verifier analyzes the bar codes as labeled products traverse in front of it. Online models have an additional feature that communicates with the printers or conveyance systems and allows them to be controlled. These control features can stop the printers or conveyance systems, sound alarms or alert operators that manual intervention is required if the bar codes are not meeting industry specifications. When used on Printronix thermal printers, they interact with the printer so the printer automatically overprints and voids any bad label, prints a new one, and the network manager is provided a record of the transactions through ODV Data Manager.

Supplies, Consumables and Services

To support the installed base of printers and verifiers, Printronix sells associated printer supplies and consumables such as ribbons, toner, labels, and repair or maintenance services. Line matrix ribbons are designed and manufactured by Printronix; other supplies and consumables are purchased from outside suppliers. Printronix offers maintenance services and the Advanced Exchange program, which provides logistical support for spares and repairs, minimizing the amount of inventory needed by the resellers and channel partners to service the printers. The printers are sold with warranties, and customers can purchase maintenance service agreements from Printronix or from the channel that cover the post-warranty period. Printronix also repairs and sells spare parts to the channel, which are used to support their maintenance service programs. We have emphasized sales and marketing efforts to capture an increasing share of the post-sale recurring revenue stream. Supplies, consumables and services, such as maintenance, are an area of expected growth.

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

Warranties

Printronix offers warranties of various lengths to our customers, depending upon the specific product and terms of the customer purchase agreement. We generally offer either a 90-day on-site repair option or a 12-month to 36-month on-site return-to-factory option. The on-site warranty covers the cost of the parts and the labor to replace these parts. The return to factory warranty covers only the replacement parts. If a defective product cannot be repaired, it is replaced at no additional cost to the customer. Supplies are warranted for one year.

Seasonality

Revenue patterns are only somewhat impacted by seasonal fluctuations and are more significantly impacted by the level of global spending on plant expansion and refurbishment. Typical historical revenue patterns have resulted in slightly higher revenues in the third fiscal quarter ending in December, as many of our customers and their end users are completing their fourth calendar quarter at that time. In addition, we historically experience a drop in sales in EMEA in the summer months during the second fiscal quarter due to the European vacation period.

Channel

Printronix markets and sells products worldwide through major computer systems companies (“OEMs”), and a network of system integrators, full-service distributors, including two-tier resellers, and value-added resellers. In addition, there are programs to market directly to Major Accounts (large companies that can use all three printing technologies, are often multi-national and are leaders in their industries). These sales are accomplished primarily through the distribution channel or IBM. All three technologies are largely intended for use in related applications and are marketed through the same channels.

Channel sales as a percent of total revenue for the three fiscal years in the period ended March 30, 2007 were as follows:

	March 30,	March 31,	March 25,
	2007	2006	2005

Channel:
OEM	25.9%	29.3%	29.7%
Distribution	68.4%	65.5%	64.2%
Direct	5.7%	5.2%	6.1%

	100.0%	100.0%	100.0%

In the U.S. and parts of EMEA, Printronix builds products to order and ships directly from the factories to the end user in most cases, thus reducing our partners’ inventory levels and resulting in minimal Printronix order backlog.

Information on sales to our largest customers can be found in Note 6 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Competitive and Market Factors

Printronix products compete in the overall market for medium- and high-speed computer printers, bar code label printers, and RFID printer/encoders. The overall market includes line matrix, thermal transfer, RFID printer/encoders, printer applicators, laser, inkjet, serial, and band printers. Printronix competes directly with several companies of varying sizes, including some of the largest businesses in the United States and Japan. Our primary competitors include: Datamax (a unit of Dover Corporation); Godex; Intermec; Paxar; Ricoh/Hitachi; Sato; Taiwan Semiconductor; TallyGenicom; Toshiba TEC Corporation; and Zebra Technologies Corporation.

Printronix is differentiated from its competitors in several key areas that include mission critical printing solutions, integration into enterprise networks and efficient printer management. The line matrix, thermal and fanfold laser printing technologies are unified by a common control architecture named Printronix System Architecture (“PSA”tm). In addition, the company has provided post-sales support in the form of supplies, spares, repairs and onsite maintenance services as well as professional services. PrintNet® Enterprise (“PrintNet”) is a Web-enabled remote printer-management tool that combines printer diagnostics, troubleshooting, an alert system and visibility to allow remote management control of Printronix printers anywhere in the world from a networked desktop. The printing solutions also offer direct connectivity to the enterprise software (i.e. SAP®, Oracle®), thus eliminating costly middleware. In addition, a unique Online Data Validation (“ODV”tm) feature provides a differentiated solution in thermal printing for compliance labeling by monitoring bar code labels as they print to ensure scanability. This capability, together with the ODV Data Manager for network management, provides the architecture for RFID printing that requires 100 percent readability. Printronix also designs, manufactures and markets hand-held and online bar code verifiers that incorporate traditional and American National Standards Institute (“ANSI”) verification.

We believe Printronix printers are highly competitive with regard to features, reliability, durability, price/performance, post-sales support and cost of ownership. The wide range of professional services enables our printing solutions to deliver their full potential in the customer’s enterprise system. Although Printronix continues to make significant investments in research and development, we can offer no assurance that products with similar or superior technology or price/performance will not be introduced by competitors. If introduced, those products could have a material adverse impact on the consolidated results of operations and financial position. Knowledge of a pending new product in the marketplace by us or by our competitors may have an adverse impact on revenue as customers may delay purchasing decisions until the new product is available.

Printronix’s strategy for the mature line matrix market consists of four key elements. First, increase turnover within the existing installed base. This is driven by the creation of the attractive P7000 product which has lower cost of maintenance and added performance features. Second, derive more revenue per printer footprint, primarily through increased consumable sales and an increased focus on securing service contracts. Third, increase market share through geographic expansion into growing markets such as India and China. Finally, extend the product line with complementary products, such as the P7000HD which opens doors to Windows printing opportunities or new paper handling options that increase usability and the value of each sale.

Our strategy in the RFID UHF printer/encoder market segment is to continue to grow with the market and maintain our leadership position in this space, a small but emerging growth area, by providing innovative products that meet worldwide RFID initiatives including Wal «Mart and DOD RFID requirements. Printronix will also continue to pursue channel expansion strategies to increase share in the market place.

The industrial fanfold laser market is a special niche market with few vendors. We believe we continue to have a significant market share in this segment.

Verification products offer a unique feature mix of fixed-position verification scanning, online verification, hand-held verifiers, communication and controls. There is little direct competition at this time for online verifier products.

Printronix is differentiated by the breadth of its product offerings, superior connectivity, a broader range of printer emulations, and a higher level of integrated solutions over and above the development of printers. We believe that our global presence, three application-compatible technologies, advanced network-printer management capabilities, unique ODV capability and RFID printing solution leadership provide a competitive advantage.

Business Environment

The business is affected by global changes in the level of capital spending to expand or enhance manufacturing plants, distribution centers and investments in information technology spending. We believe the increasing importance of supply-chain management, warehouse automation and the increasing use of bar-coded labels offer opportunities for long-term growth. RFID smart label printing solutions are expected to contribute to this growth as a new technology that generates new buying decisions. This fits into the corporate strategy of continually building user satisfaction within our installed base while developing printing solutions to support the next IT infrastructure for those users.

The emergence of the RFID market has created new opportunities. Printronix has actively sought and obtained new alliance partners and RFID integrators in order to provide users with “whole product solutions” and speed adoption of the new RFID technology for supply-chain printing.

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

Raw Materials

Printronix purchases custom and standard electronic and mechanical components from numerous outside suppliers. Most of the components used in the manufacturing of impact and thermal printers are available from alternate sources should an issue arise with the existing sources. Tooling is company owned and is typically transferable to a new source with minimal ramp-up time to full production capabilities. We also purchase certain components from sole sources and have no reason to believe that supply from these sources would be placed in jeopardy. If Printronix were to lose any sole source for a component, there could be a delay in shipment of printers requiring those components until an alternate source could be ramped to fulfill production requirements. Safety stock is typically maintained for such long-lead time or single-sourced items. The laser printer products are designed to use specific proprietary print engines and printer assemblies manufactured by outside suppliers. Printronix has entered into written purchase agreements for these printer components and has no reason to believe that we will be unable to obtain the materials required.

Engineering and Development

Printronix operates in an industry that is subject to technological change, and the ability to compete successfully depends upon, among other things, the ability to anticipate market needs and to respond quickly with new solutions. This is especially apparent with the rapid explosion of technology and applications associated with RFID. The investment in research and development in fiscal year 2007 was approximately 10 percent of revenue. This level of investment has enabled Printronix to establish and maintain its technology leadership position in line matrix printing, thermal and RFID printing/encoding, and automated RFID print/encode/apply systems. Although we have invested at a relatively high level in research and development, we continue to place significant focus on improved productivity and expense control. Engineering and development expenditures were $12.4 million in fiscal year 2007, $14.3 million in fiscal year 2006 and $15.8 million in fiscal year 2005.

Printronix is committed to a product-development process that is coupled to market requirements and opportunities, and that facilitates high quality and rapid product development and introduction. Engineering personnel are located in all three key regions: the Americas, Europe, and Asia Pacific and are connected by broad-band communications and share the latest development tools. For fiscal year 2007, product development focused on a multi-faceted, multi-technology strategy: introduce new printing platforms for all key technologies, extend technology leadership in line matrix and RFID, broaden product lines within existing markets, and enhance existing products to support regional expansion.

Intellectual Property

Printronix operates in an industry characterized by technological change and, as a result, we rely on patents, trademarks, copyrights, licenses, trade secrets, non-disclosure agreements with third parties and other rights we may have to protect our intellectual property. During fiscal year 2007, Printronix was granted 5 patents. There were 10 patents filed in fiscal year 2007 that are still pending. As of March 30, 2007, Printronix had been issued 55 United States and related foreign patents associated with various aspects of its printers and other technology. These patents expire from June 2007 to August 2025. Printronix believes that its patents, in various technologies (e.g., line matrix, thermal, system architecture, printer control, bar code verification, RFID), have competitive value and we intend to enforce our patents against infringers where and when we deem it appropriate. We do not believe the expiration of any of these individual patents will significantly or materially impact the financial condition or operations. Although there can be no assurance that we will be successful in enforcing any of the patents, we believe the patents are valid and enforceable. However, patent litigation is risky, and unforeseen events or facts may make the enforcement of a patent unsuccessful. Therefore, despite our best efforts, we may fail to protect the patents and other intellectual property from unauthorized use. In addition, our global operations and sales expose us to the risk that other countries may fail to provide the same level of protection for our intellectual property as afforded in the United States.

In the fourth quarter of fiscal year 2007, Printronix began selling a new mid-range thermal product which includes a cross-licensing agreement for some of the technology components of the design. Other than this licensing arrangement on the mid-range thermal product, Printronix has no other material licenses from others pertaining to the manufacture and sale of products, including those under development, and believes no further licenses are currently required. Certain software is obtained under licensing agreements. We believe, based on industry practice, any such licenses that might be required in the future could be obtained on terms that would not have an adverse material effect on us.

Employees

Printronix had 673 employees as of March 30, 2007, including 350 in the Americas, 245 in Asia Pacific and 78 in Europe.

None of the employees in the Americas or Asia Pacific are subject to a collective-bargaining agreement. The wholly-owned subsidiary, Printronix Nederland BV, is a member of the Employers Union FME-CWM, and some of its employees have elected to become members of an employee union. This employee union is not government- sponsored and is supported by contributions from its members. The company believes its relationship with its employees is good.

Foreign Operations

Printronix has a manufacturing facility in Singapore, wherein line matrix and thermal printer products and some key components are produced. The Singapore facility also provides line matrix, thermal and laser printer configuration and distribution, printing solutions, product support and customer service for the Asia Pacific region. We have a facility in the Netherlands that provides product support, customer service, line matrix, thermal, RFID and laser printer configuration and distribution, and printing solutions for the EMEA region. Line matrix ribbons are manufactured in Mexico for shipment to the Americas, EMEA and Asia Pacific. Printronix has sales offices within Germany, France, the United Kingdom, Austria, Spain, the Russian Federation, India, Korea, China, Singapore, Mexico, Brazil and Australia.

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

We Operate in an Industry Influenced by Worldwide Capital Spending.

Our products are used for mission-critical applications in industrial settings such as manufacturing plants and distribution centers and also in information technology and back office operations. Revenue is impacted by the worldwide level of spending for capital expenditures related to manufacturing plant expansion or refurbishment. In addition, revenue is impacted by the level of activity in the worldwide supply-chain processes.

We Operate in an Industry Affected by Competing Technologies.

The industrial printing market utilizes varying technologies including line matrix, direct thermal and thermal transfer, laser, inkjet, dot matrix and band printing technologies. Across all technologies, the printers are characterized as high-, medium- or low-end depending upon their range of features, including functionality and durability. Products made by Printronix utilize line matrix, thermal transfer (high-end) and high-end fanfold laser printing technologies.

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

Although we believe that Printronix currently competes favorably with respect to these characteristics, this may change in the future. Future success largely depends upon our ability to continuously develop new products with the quality levels that customers demand, and to develop new services and solutions for evolving IT infrastructure needs. Printronix spends a greater amount on research and development than the industry average because we believe that providing innovative products and solutions is important to future operations. In spite of our efforts, we may fail to develop new products in a timely manner. Additionally, the new products we develop may not achieve market acceptance or may not be manufactured at competitive costs or in sufficient volumes. If we cannot proportionately decrease the cost structure in a timely manner in response to competitive pressures, the consolidated results of operations could be affected. We cannot guarantee the success of our research and development efforts.

Any delay in the development, production or marketing of a new RFID product could result in not being first to market, which could harm our competitive position. We must adapt quickly to changes mandated by the RFID industry standard setting group, EPC Global, and customers to maintain market share.

Failure to enhance the existing products, services and solutions or to develop and introduce new products, services and solutions that meet changing customer requirements and evolving technological standards would adversely impact our ability to sell products.

We Operate in a Highly Competitive Market.

The market for medium- and high-speed computer printers, printer/encoders and related post-sale supplies is highly competitive, subject to change, and is likely to become even more competitive.

Printronix competes directly with several companies of various sizes, including some of the largest businesses in the United States and Japan. Competitors include privately held companies, publicly held companies and subsidiaries of multinational corporations. Some competitors may enter into strategic business relationships with other companies. We cannot offer assurance that we can successfully compete against current or future competitors.

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

Standards for the emerging EPC RFID market are continuing to evolve. EPCglobal has issued a Gen2 standard and products are beginning to come to market in accordance with this standard. Although Printronix has taken an early leadership role in introducing a Gen2 printer with an EPC certified Gen2 RFID encoder, we cannot guarantee to successfully comply with all aspects of these evolving EPC standards. While we continue to focus intently on RFID technology leadership, we also cannot guarantee that we will continue to develop such products or that we will address user needs effectively in an industry characterized by rapid technological change.

We have entered into several key strategic alliances with the leaders in RFID labels, software and integration services. We cannot guarantee that these strategic alliances will be continued or be successful.

We Rely on Resellers to Sell Our Products and Services.

Printronix uses a variety of distribution channels, including OEMs and distributors, to market our products. Printronix may be adversely impacted by any conflicts that could arise between and among the sales channels.

We believe that our future success depends upon our ability to provide industrial-strength printing solutions to a broader customer base and to maintain good relationships with major OEMs and distributors. We believe that continued purchase of our products by OEMs is dependent upon many factors, including the OEMs’ desire to use outside suppliers rather than investing the capital resources necessary to develop their own products or their decision to discontinue end-of-life products that have low sales volume.

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

We cannot guarantee that resellers will not reduce, delay or eliminate purchases from us, which could have a material adverse effect upon the business, consolidated results of operations and financial condition. We rely upon a few resellers for a significant amount of the revenue. In fiscal years 2007 and 2006, sales to our largest OEM reseller, IBM, represented 20.0 percent and 22.5 percent of net sales, respectively, and sales to the second largest reseller represented 5.1 percent and 7.3 percent of net sales, respectively. Sales to our top ten customers represented 45.7 percent of net sales in fiscal year 2007 and 49.7 percent of net sales in fiscal year 2006. The loss of any one of these resellers would have a material adverse effect upon the business, consolidated results of operations and financial condition.

We Operate in an Environment of Unpredictable Demand.

We rely upon our ability to successfully manage our worldwide inventory supply-chain and inventory levels to support uncertain demand in a cost-effective manner.

Sales to resellers are made under purchase orders that typically have short delivery requirements. Although we receive periodic order forecasts from our major resellers, they have no obligation to purchase the forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. Significant increases in demand could result in inventory shortages, higher costs to obtain expedited materials and components, higher costs to expedite shipment to customers, and/or lost revenue opportunities. Significant decreases in demand could result in increased inventory levels, higher production costs, higher material and component procurement costs and reduced profitability.

Quarterly sales patterns have historically reflected a slightly higher than normal level of sales in the last few weeks of each quarter, making forecasting more difficult. In addition, seasonality in sales also affects the business to some degree. Typically sales are low in the EMEA region during the summer months as the region generally takes extended holidays. Sales are also typically higher in the third fiscal quarter, which ends in December, as many customers are on a calendar fiscal year. We cannot guarantee that these trends will continue or be supplanted by similar factors.

We Have International Customers, Suppliers and Operations.

For fiscal years 2007, 2006, and 2005, international revenue (excluding United States sales) accounted for approximately 54.1 percent, 53.6 percent, and 55.1 percent, respectively, of the net sales. We expect that international revenue will continue to grow and account for a significant percentage of the revenue for the foreseeable future.

Our products are sold in approximately ninety countries around the world, which subjects us to risks that may be unique to a particular country, but also to risk factors that may affect the global economy.

Products are manufactured using raw materials and components that are acquired from sources around the world. We use a large number of suppliers and regularly evaluate the availability of potential alternate suppliers should circumstances change with existing suppliers. Printronix relies on a single or limited number of sources for certain raw materials and components, although we attempt to have alternate sources where possible. Printronix internally develops most of the software used in its printer products. Certain software is purchased from suppliers through royalty agreements. If we were to experience a sudden loss of availability of purchased raw materials and components or purchased software, we are unable to guarantee that we could quickly obtain the needed items from alternate sources. The ability to ship products in desired quantities and in a timely, cost-effective manner could be adversely affected, thus affecting the business, consolidated results of operations and financial condition.

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

There are many risks associated with international customers, suppliers and operations, including, but not limited to, the following:

•	compliance with multiple and potentially conflicting regulations, including export requirements, tariffs, import duties, health and safety requirements and other barriers;

•	fluctuations in freight costs and disruptions at important geographic points of exit and entry;

•	differences in intellectual property protections;

•	differences in technology standards or customer requirements;

•	the possibility of defective parts from suppliers;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;

•	currency fluctuations and restrictions on currency movements;

•	economic instability, including inflation, recession and interest rate fluctuations;

•	longer accounts receivable cycles and financial instability;

•	local labor regulations;

•	trade protection measures and regulations;

•	risk of loss of international assets due to political or economic instability;

•	political or civil turmoil;

•	war or conflict abroad or in the United States;

•	natural disasters, such as earthquakes, floods, tsunamis and typhoons;

•	consequences resulting from armed military conflict;

•	terrorist attacks or other armed hostilities abroad or in the United States; and

•	outbreaks of infectious disease such as avian flu, Severe Acute Respiratory Syndrome (SARS) or other public health issues.

Printronix is substantially self-insured for losses and business interruptions stemming from terrorist attacks, armed conflicts, war, power shortages and natural disasters. California and other parts of the United States have experienced major power shortages and blackouts and could experience them in the future, which could disrupt the business or that of our suppliers or customers. Our corporate headquarters and research and development activities are located in California, near known earthquake faults. It is impossible to predict any ultimate impact on the business, but consolidated results of operations and financial condition could suffer in the event of a major earthquake.

Printronix operates in many countries with differing and sometimes conflicting income tax requirements. The company’s effective tax rate could be adversely affected by:

•	overlapping or differing tax laws;

•	changes in the mix of earnings in countries with differing income tax rates and

•	unfavorable outcomes of future audits by taxing authorities in various jurisdictions.

In particular, the realization of deferred tax assets, which are predominately in the United States, depends on the ability to generate future taxable income in the United States. As a result of the company’s recent losses in the United States, the company concluded that a full valuation allowance was required for its deferred tax assets in the United States.

Failure to manage the risks posed by our international customers, suppliers and operations could have a material adverse effect upon the business, consolidated results of operations and financial condition.

Environmental Laws and Regulations and Unforeseen Costs Could Impact Future Earnings.

Printronix could incur substantial costs, including clean up costs, fines, sanctions, property damage claims and personal injury claims, if we were to violate or become liable under environmental laws or if the products become non-compliant with environmental laws.

We face increasing complexity in the product design and procurement operations due to new and upcoming environmental regulations under various federal, state, and international laws, including the restrictions imposed in the European Union (the Restriction of Hazardous Substance Directive (“RoHS”), which places restrictions on lead and certain other substances in electronics, and the European Union Waste Electrical and Electronic Equipment Directive (“WEEE”), which makes producers of electrical goods, including computers and printers, responsible for collection, recycling, treatment and disposal of recovered products), and other similar legislation, including similar legislation currently proposed for China. There is substantial complexity associated with compliance with these new regulations and the costs of implementation are not easily quantifiable.

We Depend on the Ability to Attract and Retain Key Personnel.

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

Volatility, lack of positive performance in our stock price, or changes to our overall compensation program, including our stock incentive program, resulting from the adoption of SFAS 123(R) or otherwise, may adversely affect our ability to retain key employees.

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

Printronix relies upon patents to protect intellectual property. We execute confidentiality and non-disclosure agreements as needed and limit access to, and distribution of, the proprietary information; however, we cannot guarantee that our efforts to protect the intellectual property will be successful.

The ability to compete successfully and to achieve future revenue growth depends, in part, upon the ability to protect the proprietary technology and to operate without infringing upon the rights of others. We may fail to do so. Such infringement claims, whether or not valid, could result in substantial costs and diversion of management’s attention and resources from the ongoing business. Claims of intellectual property infringement also might require us to redesign products, enter into costly settlement or licensing agreements or pay costly damage awards. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual agreement to us.

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

Investors should not rely on recent trends to predict future stock prices, consolidated financial condition, results of operations or cash flows.

Changes in Accounting Standards and Use of Estimates Related to Complex Accounting Matters Could Significantly Affect Our Financial Results.

New accounting standards or pronouncements, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported results for the affected periods. In connection with the application of accounting principles generally accepted in the United States of America, the company uses certain estimates and assumptions, which are based on historical experience and management’s knowledge of current events and actions that the company may undertake in the future. Changes in underlying assumptions, estimates or judgments could significantly change our consolidated results of operations and financial condition.

Failure to Maintain an Effective System of Internal Controls May Impact Our Ability to Accurately Report Our Financial Results or Prevent Fraud.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess and our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our compliance with the annual internal control report requirement will depend on the effectiveness of our financial reporting and data systems and controls across our operating subsidiaries. Any failure to implement required new or improved controls or difficulties encountered in their implementation or operation could harm our operating results or cause us to fail to meet our financial reporting obligations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Printronix owns a facility measuring approximately 186,000 square feet in Irvine, California, which houses the U.S. operations, sales support, engineering and development and also is the company headquarters. This facility secures the company’s $12.8 million of long-term debt. See Note 2 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional discussion.

Foreign operations are located in Singapore, the Netherlands and Mexico. Singapore operations are in a facility owned by Printronix, which was constructed in fiscal year 1997 and totals approximately 74,000 square feet. The Singapore facility is subject to a land lease, which expires in the year 2057. The Netherlands operations are in leased facilities of approximately 33,000 square feet. The lease on the Netherlands facilities is an annual lease that is automatically extended from year to year and currently expires in June 2008. The Mexico operations are in leased facilities of approximately 17,000 square feet. The lease on the Mexico facilities expires in September 2008. The company believes it can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space. Printronix also leases several small offices, generally on short-term leases, throughout the United States, Asia Pacific and Europe for sales, support or service. The company believes that its facilities are in good operating condition.

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

As of March 30, 2007 and March 31, 2006, we accrued $118 thousand and $224 thousand, respectively which we believe is a reasonable estimate to cover expenses for environmental tests, which we are prepared to undertake. The accrual is included in Accrued Liabilities — Other on the consolidated balance sheets.

Denova Site

In August 2004, Printronix was notified by the Environmental Protection Agency (the “EPA”) that clean up costs had been incurred at an authorized facility used by Printronix and approximately 2,000 other companies for the disposal of certain toxic wastes. Printronix joined with a group of the companies contacted by the EPA and collectively negotiated a settlement with the EPA. Our share of the settlement was $32 thousand, which we paid in May 2006. At March 30, 2007 we had no further liability regarding this matter.

Restriction of Hazardous Substance Directive (“RoHS”)

Directive 2002/95/EC on the restriction of the use of certain hazardous substances in electrical and electronic equipment became effective throughout the European Community July 1, 2006. RoHS restricts the use of six substances: lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls (“PBB”) or polybrominated diphenyl ethers (“PBDE”), within electrical and electronic equipment. As of June 30, 2006, the conversion of products targeted for RoHS compliance had been completed without an impact to the realizability of the inventory on hand.

Legal Matters

We are involved in various claims and legal matters in the ordinary course of business. We do not believe these matters will have a material adverse effect upon the consolidated results of operations or financial condition.

Our subsidiary in France was sued by a former employee for wrongful termination. The former employee claimed damages of 122,500 euros (approximately $164 thousand), which represented approximately 18 months of salary and legal fees. A settlement of 49,957 euros (approximately $67 thousand) was agreed upon by both parties on April 10, 2007 and has been accrued as of March 30, 2007.

A supplier to our subsidiary in Singapore filed a complaint for non-payment of parts purchased in prior fiscal years. Our subsidiary in Singapore withheld payments for the parts due to significant quality issues in the design of the product. The supplier has claimed damages of $140 thousand under this complaint. As of March 30, 2007, we have recorded an accrual related to this matter.

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

The common stock is traded on the Nasdaq Stock Market under the symbol PTNX. The following table sets forth the high and low closing price per share of the common stock for the periods indicated:

	2007		2006
	High	Low	High	Low

1st Quarter	$17.09	$13.22	$17.46	$13.85
2nd Quarter	13.75	12.29	18.30	15.64
3rd Quarter	13.24	11.77	16.59	14.20
4th Quarter	14.05	11.90	15.97	13.83

Dividends

During the fourth quarter of fiscal year 2005, Printronix declared and paid its first quarterly cash dividend of $0.05 per share. During each quarter of fiscal year 2006, Printronix paid a cash dividend of $0.07 per share. During the first quarter of fiscal year 2007, Printronix paid a cash dividend of $0.07 per share. During the second, third and fourth quarters of fiscal year 2007, Printronix paid a cash dividend of $0.10 per share. The amount and timing of future dividends depends upon the results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that the Board may deem relevant at the time.

Issuer Purchases of Equity Securities

During fiscal year 2002, the Board of Directors authorized the company to purchase up to 500,000 shares of the company’s outstanding common stock. Purchases may be made from time-to-time in the open market. No shares of common stock were repurchased during fiscal years 2005 through 2007. Future purchases of 227,395 shares of common stock may be made at our discretion.

Performance Graph

The following line graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of companies of the National Association of Securities Dealers Automated Quotations (“NASDAQ”) U.S. Companies Index and Peer Group Index over the same period of time. The Peer Group Index is a Computer Peripherals Industry Group created by Hemscott, Inc. The comparison assumes the investment of $100 in our common stock and reinvestment of all dividends.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG PRINTRONIX, INC.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON MAR. 30, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MAR. 30, 2007

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

	Fiscal Years Ended
	March 30,	March 31,	March 25,	March 26,	March 28,
	2007	2006	2005	2004	2003
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	($ in thousands, except per share data)

Results of Operations:
Revenue	$128,416	$127,821	$131,711	$125,070	$138,229
Net income (loss) (1)	$2,880	$(7,959)	$1,939	$632	$3,037
Basic net income (loss) per share	$0.46	$(1.28)	$0.31	$0.11	$0.52
Diluted net income (loss) per share	$0.45	$(1.28)	$0.30	$0.11	$0.51
Selected Balance Sheet Data:
Cash and cash equivalents	$26,847	$41,546	$35,405	$36,671	$29,617
Short-term investments	$12,015	$547	$9,500	$—	$—
Working capital	$43,581	$52,515	$60,320	$56,001	$46,670
Total assets	$107,027	$109,984	$113,918	$111,809	$106,087
Long-term debt, net of current portion	$—	$12,775	$13,475	$14,175	$14,875
Stockholders’ equity per share	$10.77	$10.66	$12.23	$12.64	$12.67
Cash dividend declared per share	$0.09	$0.07	$0.05	$—	$—

(1)	The net loss for the year ended March 31, 2006 included two tax charges amounting to $4.7 million. The company repatriated an intercompany dividend in the fourth quarter of fiscal year 2006 of $32.0 million, which resulted in a federal and state tax charge of $1.0 million and a foreign withholding tax charge of $1.1 million. In addition, there was an increase in the deferred tax asset valuation allowance of $2.6 million due to cumulative losses in our domestic operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Judgment is required to record an allowance for future product returns. Our business model of configuring products to order for each customer and, in most cases, direct shipping to end users greatly reduces the amount of inventory in the channel, reduces product return liability and aids in estimating future returns. Each quarter, the adequacy of the recorded allowance for returns is evaluated and a provision is recorded as a revenue reduction for the estimated amount of future returns, based upon historical experience, authorization the company has granted for significant pending returns and any other known factors. The allowance for returns was $0.7 million, consisting of $0.6 million for sales returns and $0.1 million for spare returns for both fiscal year 2007 and 2006. Historically, customer returns have been within the range of estimates; however, we cannot guarantee that we will continue to stay within the range of estimates.

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

Allowance for Doubtful Accounts

We perform credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness. We maintain an allowance for doubtful accounts based upon a variety of factors. We review all open accounts and provide specific reserves for customer-collection issues when we believe the loss is probable, considering such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. We also record a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of the historical losses that exceeded the specific reserves we had established. Receivable losses are charged against the allowance when management believes the account is uncollectible. Subsequent recoveries, if any, are credited to the allowance. During fiscal year 2007 and 2006, we reduced the allowance for doubtful accounts by $0.1 million and $0.7 million, respectively, due to resolution of various specific customer issues. Although bad debt losses historically have been within our expectations and the allowance we have established, we cannot guarantee that we will continue to experience the same bad debt loss rates that we have in the past. Any significant change in estimates or circumstances could have a material adverse impact upon the operating results for the period or periods in which such information is known. The accounts receivable include substantial receivables from a few large resellers, and a significant change in the liquidity or financial position of any one of these resellers, or other significant changes in estimates or circumstances with other customers, could result in an additional allowance that could have a material adverse effect upon the operating results and financial condition for the period or periods in which such information is known.

The allowances presented on the face of the balance sheet as a reduction to accounts receivable also included the estimated allowance for sales returns as discussed above under Revenue Recognition.

Inventories

Inventories include the costs of material, labor and factory overhead. A provision is recorded to value the inventory at the lower of the actual cost to purchase and/or manufacture the inventory using the first-in, first-out method (“FIFO”), or the current estimated market value of the inventory, based upon assumptions about future demand and market conditions. We review historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluate the impact of any anticipated changes in future demand, such as the release or potential release of new or modified products, or new competitive products, and any other known factors at the time. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Estimated future demand could prove to be inaccurate, in which case the company may experience product shortages, or may only be able to obtain the necessary components at a higher cost. Conversely, an inaccurate estimate of future demand may also result in additional charges for excess and obsolete inventories. The provision for specific inventory reserves has been charged to cost of sales and was $0.1 million and $0.2 million for fiscal years 2007 and 2006, respectively and was immaterial for fiscal year 2005. Unanticipated changes in demand or changes in technology could have a material adverse effect upon the consolidated results of operations and the financial condition for the period or periods in which such information is known.

Warranties

Printronix offers warranties of various lengths to its customers, depending upon the specific product and terms of the customer purchase agreement. We generally offer either a 90-day on-site repair warranty or a 12-month to 36-month return-to-factory standard parts-and-labor warranty on printer and verifier products to most customers. The on-site warranty covers the cost of the parts and the labor to replace these parts. The return-to-factory warranty covers only the replacement parts. Defective printers and verifiers can be returned to us for repairs or replacement in the applicable warranty period at no cost to the customer. Supplies are warranted for one year. An accrual is maintained for warranty obligations based upon the claims experience and other known factors. The warranty accrual requirements are evaluated and a provision for estimated warranty obligations is charged to cost of sales. The provision is determined for warranty charges by applying the estimated repair cost and estimated return rates to the outstanding units under warranty. Estimated repair costs are determined by reviewing the historical repair costs and factors in any known or anticipated changes in these costs. We also evaluate the historical return rate and include the effects of any known or expected future changes in these rates. The warranty provisions have ranged from $0.8 million to $1.0 million over the past three fiscal years. We engage in product-quality programs and processes, including evaluating the suppliers. Although warranty costs historically have been within expectations and the provisions we have established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product failure rates, product return rates, or a significant increase in the cost to repair the products, could have a material adverse impact upon the operating results and financial condition in the period or periods in which such information is known.

Long-Lived Assets

Long-lived assets are assessed in accordance with accounting guidance under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Judgment is required in determining the recoverability of assets. We assess the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an underlying asset may not be recoverable. In the event the carrying value of assets is determined to be unrecoverable, we would record an adjustment to the carrying value of the assets affected based upon a discounted-cash-flow method. Any major unanticipated change in circumstances could have a significant impact upon the recoverability of long-lived assets and upon the operating results and financial condition.

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

Judgment is required to determine if deferred tax assets will be realized by examining both the positive and negative evidence available to us, such as historical taxable income or losses, projected future taxable income or losses, and feasible, prudent tax planning strategies available. Judgment is also required to determine the expected timing of the reversals of existing temporary differences. Under SFAS No. 109, we must place greater reliance on our past history of domestic operating losses than on projected future domestic operating income in determining whether a valuation allowance is necessary. As a result of the company’s recent losses in the United States, the company concluded that a full valuation allowance was required for its deferred tax assets in the United States as of March 30, 2007 and March 31, 2006, as required by SFAS No. 109. If the provision for income tax is inadequate or if we are unable to realize deferred tax assets, or if the tax laws change unfavorably, we could experience income tax charges in excess of the reserves established. Likewise, if the provision for current and deferred taxes is in excess of the amount eventually needed, or if we are able to realize additional deferred tax assets, or if tax laws change favorably, we could experience reduced income tax charges or realize a tax benefit.

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

Stock-Based Compensation

On April 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of the grant. As required by SFAS 123(R), share-based compensation expense, net of an estimated forfeiture rate, is recognized over the requisite service period (generally the vesting period) of the award. We adopted SFAS 123(R) using the modified prospective method, which results in the recognition of compensation expense using the provisions of SFAS 123(R)for all share-based awards granted or modified after March 31, 2006 and the recognition of compensation expense using the provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for all unvested awards outstanding at the date of adoption. Under this transition method, the results of operations of prior periods have not been restated. Accordingly, we will continue to provide pro forma financial information for prior periods to illustrate the effect on net income (loss) and net income (loss) per share of applying the fair value recognition provisions of SFAS No. 123.

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

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). We have elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method provides a simplified method for determining the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation. It also provides guidance for recognizing the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The adoption of FSP 123(R)-3 did not have an impact on our overall consolidated financial position, results of operations or cash flows.

For the fiscal year ended March 30, 2007, we did not grant or modify any stock options or restricted stock awards and, as of April 1, 2006, all outstanding options were fully vested. Therefore, no stock-based compensation expense was recognized under SFAS 123(R). We are currently evaluating alternatives to stock options to compensate our employees.

Contingencies

Printronix accounts for contingencies in accordance with various accounting guidance, including, but not limited to, SFAS No. 5 “Accounting for Contingencies” and Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Judgment is required to evaluate the degree of probability of an unfavorable outcome and the ability to reasonably estimate the loss related to legal claims, guarantees, including indirect guarantees of indebtedness of others, and other known issues, and the company will record a charge to earnings if appropriate. Any significant change in estimates or circumstances could have a material adverse impact upon the operating results for the period or periods in which such information is known.

Results of Operations

Message from the President

A message from the president regarding fiscal year 2007 and expectations for fiscal year 2008 can be found immediately preceding Item 1 of this Annual Report on Form 10-K.

Overview of Fiscal Year 2007 (52 weeks) Compared With 2006 (53 weeks)

Fiscal year 2007 revenue increased 0.5 percent even though the prior year period was 53 weeks. Higher sales through the distribution and direct channels were offset by lower sales through the OEM channel. Recurring revenue increased, particularly in the Americas and EMEA, due to increased ribbon sales related to the P7000 printer family which was introduced in fiscal year 2006. In January 2007, IBM and Ricoh announced their intent to form a joint venture company which would acquire IBM’s Printing Systems Division. Sales to IBM declined during the fourth quarter of fiscal year 2007, which we believe is a result of this transition.

Gross margins increased as a result of lower worldwide manufacturing costs due to our product cost reduction and cost containment measures, which more than offset the higher product costs due to RoHS compliance in EMEA. Operating expenses decreased also as a result of our cost reduction measures, particularly through reduced labor costs. Income tax expense decreased from the prior fiscal year because the prior fiscal year included charges related to the repatriation of foreign earnings under the AJCA Act and an increase in the valuation allowance against our deferred tax assets. Cash and short-term investment balances decreased by $3.2 million principally due to dividend payments to stockholders during fiscal year 2007 and tax payments related to the funds repatriated under the American Jobs Creation Act at the end of fiscal year 2006, partially offset by a cash inflow due to results of operations.

Overview of Fiscal Year 2006 (53 weeks) Compared With 2005 (52 weeks)

Fiscal year 2006 revenue decreased 3.0 percent. While sales increased in both the Americas and the Asia Pacific regions, that growth was more than offset by a sales downturn in Western Europe due to a slowdown in the manufacturing and automotive sectors, resulting in lower distribution sales of line matrix and thermal printers. Although sales declined across all major product lines, due entirely to lower sales in EMEA, we experienced a 21.4 percent increase in sales of RFID products and a 6.7 percent increase in recurring sales to the installed base.

Gross margins declined due to lower sales volumes and lower utilization of the manufacturing infrastructure due to the product transition during fiscal year 2006 in line matrix and thermal printers. Operating expenses increased principally due to $2.5 million of external consulting and audit costs for Sarbanes-Oxley compliance, offset by the $0.7 million reduction in the allowance for doubtful accounts. Income tax expense increased from the prior fiscal year due to the repatriation of foreign earnings under the AJCA Act and due to an increase in the valuation allowance against our deferred tax assets. Cash and short-term investment balances decreased by $2.8 million principally due to the results of operations and dividend payments to stockholders during fiscal year 2006.

Revenue — Fiscal Year 2007 Compared With 2006

Revenue Summary

Revenue for the fiscal year 2007 was $128.4 million, an increase of $0.6 million, or 0.5 percent, compared with the prior fiscal year even though the prior year period was 53 weeks. The increase in revenue in fiscal year 2007 was mainly attributable to higher sales through the distribution and direct channels offset by lower sales through the OEM channel, particularly in the Americas and EMEA. The increase in the distribution channel sales was due to the addition of new distributors. The increases were primarily due to increased consumables and services revenue, particularly in the Americas and EMEA. The decline in sales through the OEM channel was primarily due to decreased sales through IBM. In January 2007, IBM and Ricoh announced the formation of a joint venture company, the InfoPrint Solutions Company, which will own IBM’s Printing Systems Division. The Printronix contract with IBM has been assigned to InfoPrint Solutions. As IBM’s Printing Systems Division is coping with the effects of this transition, sales to IBM during our fourth quarter of fiscal year 2007 declined $1.4 million when compared to the same quarter last year. The decline in sales to IBM was also partially due to a major sale in the prior year in the Americas that did not reoccur this fiscal year, as well as continued weakness in EMEA.

Revenue increased in the Americas by 0.6 percent and in EMEA by 1.5 percent, but was lower by 1.6 percent in Asia Pacific. Sales for the thermal product line increased by $1.3 million, or 5.6 percent, due to higher recurring revenue from the installed base, higher repairs and service contract revenue, and the introduction of the T4M and SL4M mid-range printers. Laser sales continue to show a decline. During the third quarter of fiscal year 2007, we introduced the L7032 laser printer, and we are continuing to focus our efforts on updating our laser product line.

Revenue by Geographic Region

Revenue by geographic region, related percent changes and percent of total revenue for fiscal years 2007 and 2006 were as follows:

	Year Ended			Percent of Total Sales
	March 30,	March 31,	Percent	March 30,	March 31,
	2007	2006	Change	2007	2006
	($ in thousands)

Geographic Region:
Americas	$63,366	$63,011	0.6%	49.3%	49.3%
EMEA	41,820	41,213	1.5%	32.6%	32.2%
Asia Pacific	23,230	23,597	(1.6)%	18.1%	18.5%

	$128,416	$127,821	0.5%	100.0%	100.0%

Americas sales increased 0.6 percent to $63.4 million, principally as a result of an increase in distribution and direct sales offset by a decrease in OEM sales. Americas distribution sales increased 2.4 percent to $37.7 million, primarily due to increased consumables sales for the P7000 printer family introduced in fiscal year 2006. The P7000 printer family uses a unique print management system which has been very well received by our customers. As a result, line matrix ribbon sales are growing significantly as more legacy printers are converted to the P7000 family.

Direct sales in Americas increased 21.5 percent to $5.4 million due to increased sales to one of our largest customers as they refurbished a distribution center in the first fiscal quarter, and due to sales to a new direct customer added in the third quarter of fiscal year 2007. Americas OEM sales decreased 6.8 percent to $20.2 million, principally due to lower sales to IBM. In January 2007, IBM and Ricoh announced the formation of a joint venture company, the InfoPrint Solutions Company, which will own IBM’s Printing Systems Division. Sales to IBM decreased as they entered this period of transition. In addition, the first quarter of fiscal year 2006 included a major sale through IBM which did not reoccur in the current fiscal year.

EMEA sales increased 1.5 percent to $41.8 million, principally due to higher consumables sales, partially offset by a decrease in services and other sales. EMEA distribution sales increased 14.0 percent to $29.8 million. The increase in the distribution channel sales was the result of increased sales to the automotive industry and the addition of new distributors. The increase was also partly due to increased consumables sales for the P7000 printer family introduced in fiscal year 2006. EMEA direct sales were $0.9 million, down from $1.7 million in the prior fiscal year due to changes in the purchasing pattern of a major customer. EMEA OEM sales decreased $2.2 million, or 16.8 percent, to $11.1 million, principally due to a decrease in sales to IBM, as explained above. Changes in the value of the Euro had a favorable impact to EMEA revenue of $0.4 million.

Asia Pacific sales decreased 1.6 percent to $23.2 million. Asia Pacific distribution sales decreased 2.2 percent to $20.4 million due to two large government contract sales in the prior fiscal year that did not reoccur in the current fiscal year. These declines were partially offset by an increase in consumables sales for the P7000 printer family introduced in fiscal year 2006 and due to sales into India. Asia Pacific direct sales were $1.0 million, up from $0.4 million in fiscal year 2006, as a large customer completed a few major refurbishment projects in the first fiscal quarter. Asia Pacific OEM sales decreased 19.3 percent, to $1.9 million, due to lower sales to IBM, as discussed above.

Revenue by Product Technology

Revenue by product technology, related percent changes and percent of total revenue for fiscal years 2007 and 2006 were as follows:

	Year Ended			Percent of Total Sales
	March 30,	March 31,	Percent	March 30,	March 31,
	2007	2006	Change	2007	2006
	($ in thousands)

Product Technology:
Line matrix	$91,366	$91,176	0.2%	71.1%	71.3%
Thermal	24,494	23,201	5.6%	19.1%	18.2%
Laser	10,689	11,406	(6.3)%	8.3%	8.9%
Verification	1,867	2,038	(8.4)%	1.5%	1.6%

	$128,416	$127,821	0.5%	100.0%	100.0%

The increase in line matrix sales was primarily due to increased consumables sales into the Americas and EMEA, offset by a decline in printer sales into Asia Pacific. The increase in consumables sales was due to the introduction of the P7000 printer family in fiscal year 2006. The P7000 printer family uses a unique print management system which has been very well received by our customers. As a result, line matrix ribbon sales are growing significantly as more legacy printers are converted to the P7000 family. The decline in printer sales into Asia Pacific was due to several large sales in fiscal year 2006 into the South East Asia market that did not reoccur in the current fiscal year.

Thermal printer sales increased due to higher recurring revenue from the installed base as well as higher repairs and service contract revenue. Also, printer revenues increased in the latter part of the year due to higher revenues into the EMEA automotive industry. The increase was also the result of the introduction of the T4M and SL4M mid-range thermal printers during the fourth quarter of fiscal year 2007, increasing sales by $0.7 million.

Laser sales continue to show year-over-year decline due to the emphasis on bringing new products to market in the RFID, thermal, and line matrix product lines. During the third quarter of fiscal year 2007, we introduced the L7032 laser printer, and we are continuing to focus our efforts on updating our laser product line.

Recurring Revenue

Recurring revenue from the installed base was $56.2 million and 43.7 percent of total sales for fiscal year 2007, up from $54.5 million and 42.7 percent of total sales a year ago. The increase was partly due to higher maintenance and service sales to an OEM customer, and partly due to increased consumables sales related to the introduction of the P7000 printer. Recurring revenue includes line matrix ribbons, laser consumables, spares, sales under the advance exchange program, labels, printer maintenance and depot repair services. We will continue to focus on this strategic growth initiative by marketing to the installed base of customers, continuing to add channels to market, and targeting the maintenance and repair business.

Revenue by Channel

Revenue by channel, related percent changes and percent of total revenue for fiscal years 2007 and 2006 were as follows:

	Year Ended			Percent of Total Sales
	March 30,	March 31,	Percent	March 30,	March 31,
	2007	2006	Change	2007	2006
	($ in thousands)

Channel:
OEM	$33,229	$37,405	(11.2)%	25.9%	29.3%
Distribution	87,872	83,796	4.9%	68.4%	65.5%
Direct	7,315	6,620	10.5%	5.7%	5.2%

	$128,416	$127,821	0.5%	100.0%	100.0%

Sales through the OEM channel decreased 11.2 percent to $33.2 million. As discussed above, we believe the decline was mainly attributable to IBM and the transition it is experiencing related to the announced joint venture with Ricoh. In addition, the first quarter of fiscal year 2006 included a major sale through IBM which did not reoccur in the current fiscal year.

Sales through the distribution channel increased 4.9 percent to $87.9 million, primarily due to an increase in recurring revenue in EMEA. The increase was due to the addition of some new distributors. The increase was also partly due to increased consumables sales for the P7000 printer family introduced in fiscal year 2006.

Direct sales increased 10.5 percent to $7.3 million due to increased sales in the Americas and Asia Pacific as a large customer completed a few major refurbishment projects in the first fiscal quarter, and due to sales to a new direct customer added in the third quarter of fiscal year 2007.

Revenue by Customer

Revenue by customer, related percent changes and percent of total revenue for fiscal years 2007 and 2006 were as follows:

	Year Ended			Percent of Total Sales
	March 30,	March 31,	Percent	March 30,	March 31,
	2007	2006	Change	2007	2006
	($ in thousands)

Customer:
Largest customer — IBM	$25,636	$28,807	(11.0)%	20.0%	22.5%
Second largest customer	6,491	9,335	(30.5)%	5.1%	7.3%
Top ten customers	58,713	63,473	(7.5)%	45.7%	49.7%

Sales to IBM in the Americas decreased by $1.0 million, or 6.3 percent, in EMEA by $1.7 million, or 16.2 percent, and in Asia Pacific by $0.5 million, or 20.4 percent, for the reasons already stated above.

The second largest customer underwent a restructuring, due to new ownership, and has undergone a reduction of its sales force. Part of the company was sold to a two-tier reseller, with which we are currently doing business. During fiscal year 2007, sales to the two-tier reseller were $1.6 million.

International Revenue

Revenue from United States customers was 45.9 percent and 46.4 percent of total revenue, while revenue from international customers was 54.1 percent and 53.6 percent of total revenue for fiscal years 2007 and 2006, respectively. We expect international revenue to grow and continue to be a large percentage of total revenue.

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

Sales for all product lines, except for RFID, were lower in fiscal year 2006 due to the EMEA region. RFID sales grew 21.4 percent year over year. Line matrix sales decreased 1.4 percent to $91.2 million. Unit sales of line matrix printers decreased 6.3 percent compared with fiscal year 2005. Unit sales of line matrix printers were down in both Americas and EMEA regions, partly due to new products introduced in the second quarter of fiscal year 2006, which resulted in purchase deferments by the end-customers, offsetting the growth in recurring revenue.

Thermal sales decreased $1.0 million, or 4.3 percent, mainly due to weak sales into the automotive sector in the EMEA region. Other regions showed higher thermal sales particularly due to channel expansion in Asia Pacific. RFID product sales increased $0.6 million or 21.4 percent compared to fiscal year 2005, due to continuing rollouts of RFID installations and pilots by our end users.

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

Americas sales increased 0.9 percent to $63.0 million, principally as a result of an increase in distribution and direct sales offset by a decrease in OEM sales. Americas distribution sales increased 3.5 percent to $36.8 million, due to the addition of a two-tier distribution partner in late fiscal year 2005. During fiscal year 2006, our largest distributor was acquired by a private equity group that restructured its business. However, the transitional distraction had a negative impact to the distributor’s performance from a year-over-year perspective. Direct sales in Americas increased 8.7 percent to $4.5 million. Americas OEM sales decreased 4.5 percent to $21.7 million, principally due to lower sales to an OEM that sells into the automotive industry. During fiscal year 2006, the automotive industry continued to struggle and production plants were moved overseas. This had a negative effect on both the line matrix and thermal product sales into this industry. Americas sales through IBM, the largest OEM customer, was slightly down by 1.7 percent in fiscal year 2006 compared to the prior fiscal year.

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

Asia Pacific sales increased $1.0 million, or 4.2 percent, to $23.6 million. Asia Pacific OEM sales increased by $0.5 million, or 27.3 percent, to $2.3 million, due to greater sales teaming programs with IBM. Distribution sales increased 7.4 percent to $20.9 million due to increased emphasis on recurring revenues, line matrix and RFID growth initiatives in Korea, and a strengthened relationship with the distribution channels in India. Direct sales were $0.4 million, down from $1.4 million in fiscal year 2005, due to the purchasing pattern of a major customer.

Revenue by Product Technology

Revenue by product technology, related percent changes and percent of total revenue for fiscal years 2006 and 2005 were as follows:

	Year Ended			Percent of Total Sales
	March 31,	March 25,	Percent	March 31,	March 25,
	2006	2005	Change	2006	2005
	($ in thousands)

Product Technology:
Line matrix	$91,176	$92,463	(1.4)%	71.3%	70.2%
Thermal	23,201	24,249	(4.3)%	18.2%	18.4%
Laser	11,406	12,874	(11.4)%	8.9%	9.8%
Verification	2,038	2,125	(4.1)%	1.6%	1.6%

	$127,821	$131,711	(3.0)%	100.0%	100.0%

The reduction in line matrix sales was primarily due to lower sales into the EMEA region. Line matrix hardware sales was negatively impacted by a decline in sales into the automotive industry, continued migration to Laser and other technologies, as well as the introduction of a new line of line matrix printer during fiscal year 2006 which resulted in customers testing these models before deploying them into mission critical situations. The decline in line matrix sales was partially offset by an increase in recurring revenues, particularly in the Americas, as a result of continued focus in this area.

Thermal printer sales, in particular bar code applications, showed a reduction from the prior fiscal year due to a higher level of significant sales in fiscal year 2005 than in fiscal year 2006, and also due to weak sales into the automotive industry. RFID continued to grow in all regions, although the EMEA region in particular continues to lag in adoption. The addition of a new thermal channel to market in Americas, which was added in the fourth quarter of fiscal year 2005, made significant revenue contribution and was among the top three Americas customers.

Laser sales continued to show year-over-year decline due to the emphasis on bringing new products to market in the RFID, thermal, and line matrix product lines.

Recurring Revenue

Recurring revenue from our installed base was $54.5 million and 42.7 percent of total sales for fiscal year 2006, up from $51.1 million and 38.8 percent of total sales a year ago. We believe this increase is a result of the demand-

generation programs, particularly in the Americas. Recurring revenue includes line matrix ribbons, laser consumables, spares sales, sales under the advance exchange program, labels, printer maintenance and depot repair services. We will continue to focus on this strategic growth initiative by marketing to the installed base of customers, continuing to add channels to market, and targeting the maintenance and repair business.

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

Direct sales decreased 18.2 percent to $6.6 million. The decline was due to the changes in purchasing patterns of a major customer.

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

The second largest customer was acquired by a private-equity group during the fiscal year 2006. The acquisition caused some distraction and disruption in their sales.

International Revenue

Revenue from United States customers was 46.4 percent and 44.9 percent of total revenue, while revenue from international customers was 53.6 percent and 55.1 percent of total revenue for fiscal years 2006 and 2005, respectively. We expect international revenue to grow and continue to be a large percentage of total revenue.

Gross Margin

Fiscal Year 2007 Compared with 2006

Gross margin for the fiscal year 2007 was $50.1 million compared to $48.2 million for the prior fiscal year and was 39.0 percent and 37.7 percent of revenue, respectively. The increase in gross margin is a result of lower worldwide manufacturing costs due to our product cost reduction and cost containment measures, which was partly offset by higher product costs due to RoHS compliance in EMEA. Continuing efficiencies in the manufacturing process has enabled an 11 percent decrease in manufacturing personnel in fiscal year 2007 compared with fiscal year 2006. The changes in the value of the Euro increased gross margin by $0.2 million in fiscal year 2007.

Fiscal Year 2006 Compared with 2005

Gross margin for the fiscal year 2006 was $48.2 million compared to $51.5 million for the prior fiscal year and was 37.7 percent and 39.1 percent of revenue, respectively. Lower revenue in fiscal year 2006 of $3.9 million resulted in lower gross margins, due to volume, of $2.6 million or 2.0 percent of revenue for the year including the impact from lower utilization of the manufacturing infrastructure. Inventory obsolescence costs were also higher in fiscal year 2006 by $0.3 million due to the product transition during the year on the line matrix and thermal product lines. The changes in the value of the Euro only increased gross margin by $13 thousand in fiscal year 2006. We realigned manufacturing operations throughout the year to lower the cost base and increase productivity.

Operating Expenses

Operating expenses consist of engineering and development, sales and marketing, and general and administrative costs. Operating expenses were $48.1 million, $51.6 million and $48.8 million for fiscal years 2007, 2006 and 2005, respectively. Operating expenses, related percent changes and percent of total sales for fiscal years 2007 and 2006 were as follows:

	Year Ended			Percent of Total Sales
	March 30,	March 31,	Percent	March 30,	March 31,
	2007	2006	Change	2007	2006
	($ in thousands)

Engineering and development	$12,415	$14,344	(13.4)%	9.7%	11.2%
Sales and marketing	23,774	25,370	(6.3)%	18.5%	19.8%
General and administrative	11,950	11,931	0.2%	9.3%	9.3%

	$48,139	$51,645	(6.8)%	37.5%	40.3%

Operating expenses, related percent changes and percent of total sales for fiscal years 2006 and 2005 were as follows:

	Year Ended			Percent of Total Sales
	March 31,	March 25,	Percent	March 31,	March 25,
	2006	2005	Change	2006	2005
	($ in thousands)

Engineering and development	$14,344	$15,762	(9.0)%	11.2%	12.0%
Sales and marketing	25,370	24,414	3.9%	19.8%	18.5%
General and administrative	11,931	8,622	38.4%	9.3%	6.5%

	$51,645	$48,798	5.8%	40.3%	37.0%

Engineering and Development

We believe it is critical to continue to invest in engineering and development to ensure technology leadership in line matrix, thermal and RFID printing solutions. Engineering expenses consist mostly of labor, test materials and infrastructure costs. In fiscal year 2007, we spent $12.4 million on engineering and development, compared with $14.3 million in fiscal year 2006 and $15.8 million for fiscal year 2005. As a percentage of revenue, engineering and development expenses decreased in fiscal year 2007 to 9.7 percent from 11.2 percent in fiscal year 2006, mostly as a result of lower labor costs resulting from a 13 percent decrease in personnel for fiscal year 2007 compared with fiscal year 2006. Engineering and development expenses, as a percentage of revenue, were 12.0 percent in fiscal year 2005. We expect to continue to invest in engineering and development at levels consistent with fiscal year 2007 spending.

Fiscal year 2007 was a significant year for new product introductions in line matrix, thermal, RFID, Print/Encode/Apply and laser technologies. For line matrix, we introduced enhancements to the P7000 family. The P7000HD, introduced in the first quarter of fiscal year 2007, is a new high-definition line matrix printer designed for use in Windows environments, enabling near laser quality printed output on a very wide variety of forms. New printer models were also introduced for the thermal, RFID, and print/apply product lines. The SL4M and T4M, launched worldwide in the fourth quarter of fiscal year 2007, form a new mid-range light-industrial platform with full PSA system compatibility. Like the higher-end T5000 family, the T4M family models are all RFID ready, allowing easy field upgrade when a customer later needs RFID capability. The SLPA8000r, a new model in the SLPA print and apply product line, was launched in North America in the third quarter of fiscal year 2007 and was launched in Europe in the fourth quarter of fiscal year 2007. The LaserLine printer family was also enhanced in fiscal year 2007 with the launch of the L7032. This product complements our existing LaserLine printers and provides the lowest cost per page printing of the family.

Fiscal year 2006 was also a significant year for new product introductions. For line matrix, we introduced a new printing platform, the P7000 family. This family is characterized by many user advantages, including lowered cost of printing, improved print quality, ease of use and improved reliability. A new Zero-Tear model of the P7000 was also introduced, providing single sheet printing capability with no forms loss. New platforms and printer models were also introduced for the thermal, RFID and print/apply product lines. In the thermal product line, we introduced the new T5000r platform, which included many industry-leading features, including easy upgrade to RFID capability. The RFID printer line was enhanced with a new platform, the SL5000r MP2. The SLPA7000 family was upgraded to Gen 2 capability and its performance enhanced to accommodate up to 60 cartons per minute for applications on CPG conveyor systems.

During fiscal year 2005, we increased the focus on the development of RFID printing solutions in support of Wal «Mart, the DOD and other retailers’ initiatives. We introduced the second generation of EPC RFID Smart Label printers. This printer platform was further enhanced with new frequencies and protocols and launched in Europe during fiscal year 2006. Building on the general-purpose interface released in the prior fiscal year, we co-developed and launched the EPC RFID Encode/Print/Apply system, which automatically applies encoded smart labels to cases and pallets with no manual intervention.

Sales and Marketing

Sales and marketing expenses for fiscal year 2007 decreased to $23.8 million, compared with $25.4 million for fiscal year 2006 and $24.4 million for fiscal year 2005. As a percentage of revenue, sales and marketing expenses decreased to 18.5 percent in fiscal year 2007 from 19.8 percent in fiscal year 2006. Sales and marketing spending decreased primarily due to increased focus on cost containment, including reductions in marketing of $0.8 million, consulting costs of $0.2 million, and travel costs of $0.3 million. Sales and marketing expenses as a percentage of revenue were 18.5 percent in fiscal year 2005.

Spending increased primarily in fiscal year 2006 compared to the prior year due to an increase in labor costs of $0.7 million, consulting costs of $0.1 million and travel costs of $0.1 million related to our continuing geographic expansion and new product launches of the P7000 line matrix and the T5000 thermal printers.

Sales and marketing expenses increased in fiscal year 2005 from the prior fiscal year due to higher costs for geographic expansion and increased spending for marketing. Marketing spending increased partially to launch RFID in EMEA and partially to support the geographic expansion.

General and Administrative

General and administrative expenses for fiscal year 2007 were $12.0 million compared with $11.9 million for fiscal year 2006 and $8.6 million for fiscal year 2005. As a percentage of revenue, general and administrative expenses were 9.3 percent, 9.3 percent, and 6.5 percent in fiscal years 2007, 2006, and 2005, respectively. The current fiscal year reflects a reduction in the provision for bad debts of $0.1 million for recovery on receivables previously determined to be uncollectible compared with a $0.7 million reduction in fiscal year 2006. Also, there was a $0.7 million increase in expense due to an increase in information technology and management services costs in Asia Pacific and higher labor costs resulting from a 4 percent increase in personnel for fiscal year 2007 compared to fiscal year 2006. These increases were partially offset by a $1.3 million reduction in consulting costs related to Sarbanes-Oxley compliance.

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

The effects of changes in the value of the Euro resulted in an increase in operating expenses of $0.1 million for fiscal year 2007, a decrease in operating expenses of $36 thousand in fiscal year 2006, and an increase in operating expenses of $0.3 million for fiscal year 2005.

Foreign Currency (Gains) Losses, Net

Foreign currency transaction and re-measurement resulted in net gains of $87 thousand in fiscal year 2007 compared with net losses of $21 thousand and $98 thousand for fiscal years 2006 and 2005, respectively, principally due to the effect of changes in the value of the Euro. The future effect of changes in the value of the Euro or other foreign currencies upon the consolidated results of operations or financial condition is difficult to predict.

Interest Income, Interest Expense, and Other (Income) Expense, Net

Interest income, interest expense and other (income) expense, net are as follows:

	March 30,	March 31,	March 25,
	2007	2006	2005
	($ in thousands)

Interest income	$(1,846)	$(1,446)	$(639)
Interest expense	926	745	505
Other (income) expense, net	(47)	(12)	(10)

Interest income for fiscal year 2007 increased compared to the prior fiscal year primarily due to higher interest rates. In the second quarter of fiscal year 2006, we engaged a professional investment manager which resulted in better investment performance. Interest expense increased compared to the prior fiscal year due to higher interest rates and due to interest we recorded related to the sales and use tax assessment.

Interest expense for fiscal year 2006 increased $0.2 million and interest income increased $0.8 million as a result of higher interest rates. The increase in interest income was also due to investments in short-term investments during part of 2006, which increased the yields over 2005.

Sales Tax

We underwent a California state sales and use tax audit for the period of October 2001 through September 2004. Subsequent to the audit we accrued $145 thousand for sales and use taxes and interest. Of the $145 thousand, $133 thousand related to prior years. We concluded that these adjustments are not quantitatively or qualitatively material to results for the current year, or to any prior years’ earnings, earnings trends or financial statement line items. Subsequently, we reduced the amount of expense by $44 thousand as a result of a revised assessment from the State Board of Equalization.

Provision for Income Taxes

The income tax provision was $0.1 million for fiscal year 2007 on pretax income of $3.0 million, principally due to foreign income and withholding taxes on income earned outside of the United States and the reduction of the American Jobs Creation Act (“the Act”) tax liability. The reduction of this tax liability is due to further clarification in the interpretation of the existing laws surrounding the use of net operating loss carryforwards against a portion of the tax liability generated from the dividend repatriation.

The effective tax rate for fiscal year 2006 was negative 189.1 percent, which differs from the federal statutory rate principally as a result of the tax expense on the repatriated dividend pursuant to the Act, foreign income taxes, and the additional valuation allowance recorded against the company’s deferred tax assets. The effective tax rate for fiscal year 2005 was 30.0 percent. The fiscal year 2005 rates included the benefit from the federal and state research and development tax credit. Differences between the effective tax rate and the U.S. federal statutory rate for all fiscal years presented include the effects of increases in the valuation allowance, domestic operating losses, and pre-tax earnings by subsidiaries that operate within lower-tax jurisdictions for which no U.S. taxes have been provided because the earnings are planned to be indefinitely reinvested outside the United States.

During the fourth quarter of fiscal year 2005, the company obtained a 3-year extension of its favorable pioneer tax status in Singapore, which had expired at the end of fiscal year 2004. This favorable pioneer tax status began in April 1996 and exempts income generated from the manufacture and sale of the Printronix P5000 and P7000 series line matrix and T5000 thermal products by its Singapore subsidiary from tax liability. This extension was retroactive to the beginning of fiscal year 2005 and expired at the end of fiscal year 2007. The extension was subject to certain capital spending investments and human capital investments, which have been met. We are evaluating the possibility of receiving an additional extension. The pioneer status reduced foreign taxes by $0.3 million, $0.6 million and $0.3 million for fiscal years 2007, 2006 and 2005, respectively. The effect of this pioneer status increased diluted net income per share by 5 cents for fiscal year 2007, reduced diluted net loss per share by 10 cents for fiscal year 2006, and increased diluted net income per share by 5 cents for fiscal year 2005.

Liquidity and Capital Resources

Overview

The primary source of liquidity historically has been cash generated from operations, which was $0.4 million, $2.5 million, and $11.4 million for fiscal years 2007, 2006 and 2005, respectively. We ended fiscal year 2007 with $38.9 million in cash, cash equivalents and short-term investments, a decrease of $3.2 million from the prior fiscal year end.

Cash generated from operations has been sufficient to allow the company to fund its working capital needs, invest in capital expenditures as needed, repurchase shares of its common stock during fiscal year 2004 and pay dividends starting in fiscal year 2005. Should we need to obtain additional sources of funds, we believe we could obtain such funds through additional credit facilities.

The long-term debt of $12.8 million, collateralized by the Irvine facility, was paid in June 2007 using existing cash balances.

Liquidity

The following table summarizes the ending cash, cash equivalents, and short-term investments and the results of the consolidated statements of cash flows for the past three fiscal years:

	March 30,	March 31,	March 25,
	2007	2006	2005
	($ in thousands)

Cash, cash equivalents and short-term investments:
Cash and cash equivalents	$26,847	$41,546	$35,405
Short-term investments	12,015	547	9,500

Cash, cash equivalents and short-term investments	$38,862	$42,093	$44,905

Net cash flow provided by (used in):
Operating activities	$377	$2,459	$11,429
Investing activities	(13,178)	5,297	(13,124)
Financing activities	(1,898)	(1,615)	429

Net (decrease) increase in cash and cash equivalents	$(14,699)	$6,141	$(1,266)

Operating activities

Cash flows provided by operating activities amounted to $0.4 million in fiscal year 2007 compared to $2.5 million in fiscal year 2006 and $11.4 million in fiscal year 2005. The decline in net cash from operating activities was primarily due to payment of taxes of $2.5 million during fiscal year 2007 related to the repatriation of $32.0 million of dividends in the fourth quarter of fiscal year 2006. In addition, in the current fiscal year we experienced a $1.4 million increase in our accounts receivable balance due to higher sales in the fourth quarter of fiscal year 2007 compared to fiscal year 2006, a $0.8 million decrease in our accrued professional fees liability due to payment of fiscal year 2006 audit and consulting fees for SOX compliance, and a $0.9 million decrease in deferred revenue due to an increased percentage of monthly service contracts in relation to total service contracts. We experienced net income of $2.9 million in fiscal year 2007 compared to a net loss of $8.0 million in fiscal year 2006.

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

Investing activities

Net cash used in investing activities was $13.2 million in fiscal year 2007 compared to cash provided by investing activities of $5.3 million in fiscal year 2006 and cash used in investing activities of $13.1 million in fiscal year 2005. During fiscal year 2007, we sold $7.7 million of investments and purchased $19.0 million. During fiscal year 2006, we sold $27.5 million of investments and purchased $18.4 million and in fiscal year 2005, we purchased $9.5 million in short-term investments.

Financing activities

Net cash used in financing activities was $1.9 million in fiscal year 2007 compared to cash used in financing activities of $1.6 million in fiscal year 2006 and cash provided by financing activities of $0.4 million in fiscal year 2005. In fiscal year 2007, we paid $2.3 million in dividends to stockholders compared to $1.7 million in fiscal year 2006. Cash proceeds from the exercise of stock options were $1.1 million compared to $0.8 million in fiscal year 2006. A large number of options were exercised shortly before expiring during the current fiscal year. Payments totaling $0.7 million were made on the long-term note. We ended fiscal year 2007 with debt of $12.8 million which was due and paid in fiscal year 2008.

The remaining shares that could be repurchased at the discretion of management under the stock buyback program totaled 227,395 shares as of March 30, 2007.

Contractual Obligations, Commitments, and Off Balance Sheet Arrangements

The tables below illustrate the significant contractual obligations and other commercial commitments, based on year of maturity or settlement, as of March 30, 2007:

	Payments Due
	2008	2009	2010	2011	2012	Thereafter	Total
	($ in thousands)

Contractual obligations:
Operating leases	$1,383	$680	$361	$110	$89	$10,560	$13,183
Long-term debt *	12,775	—	—	—	—	—	12,775
Purchase obligation	515	—	—	—	—	—	515

Total contractual cash obligations	$14,673	$680	$361	$110	$89	$10,560	$26,473

*	Remaining interest expense on our long-term debt, not included above, is estimated to be $0.1 million.

	Amount of Commitment Expiration per Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total
	($ in thousands)

Commercial commitments:
Lines of credit	$4,530	$—	$—	$—	$—	$—	$4,530
Commitment facility	2,672	—	—	—	—	—	2,672
Standby letters of credit	355	—	—	—	—	—	355

Total commercial commitments	$7,557	$—	$—	$—	$—	$—	$7,557

Operating Leases

We utilize operating leases for various facilities as disclosed further in Note 7 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, and intend to continue to do so. We also use operating leases for certain machinery and equipment. Should we decide to purchase such machinery and equipment outright, we do not believe it would have a material impact on the consolidated results of operations or capital resources.

Long-Term Debt

We have a long-term note with a United States bank for $12.8 million secured by the Irvine facility. This note has scheduled principal repayments of $12.8 million in fiscal year 2008, including a balloon payment of $12.6 million (see Note 2 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K).

Credit Facilities

One of the subsidiaries maintains lines of credit with major foreign banks totaling $4.5 million that are guaranteed by Printronix, Inc. We also maintain a commitment facility in the amount of $2.7 million with a foreign bank to support hedging activities. We have a letter of credit related to our workers’ compensation program for

$0.4 million, which renews automatically and is secured by cash. During and as of the fiscal periods presented, no amounts were borrowed under these agreements.

Additional information on the obligations can be found in Note 2 and Note 7 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Purchase Obligations

Purchase obligations in the above table represent the minimum obligation under an agreement with one of our suppliers. In fiscal year 2006, we agreed to purchase a minimum of $1.0 million of product through March 2007, which we later extended through November 2007. As of March 30, 2007, we had a remaining purchase commitment of $0.5 million.

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

We have posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold these bonds should require payment from the Surety, we would be obligated to indemnify and reimburse the Surety for all costs incurred. As of March 30, 2007, we had $1.0 million of these bonds outstanding.

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

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation),” (“EITF 06-03”). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a company’s financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for interim and annual periods beginning after December 15, 2006. We do not expect this statement to have a material impact on the consolidated financial statements of the company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect this statement to have a material impact on the consolidated financial statements of the company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect this statement to have a material impact on the consolidated financial statements of the company.

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

As of March 30, 2007, there were no outstanding forward exchange contracts. The following table reflects the total foreign currency forward contracts outstanding at March 31, 2006:

March 31,
2006
($ and €
in thousands)

Notional amount	€900
Average exchange rate	1.206
Carrying value of payable	$(24)

Foreign currency transaction and re-measurement resulted in gains from all foreign currencies of $87 thousand for fiscal year 2007 and losses of $21 thousand and $98 thousand for fiscal years 2006 and 2005, respectively, principally due to the effect of changes in the value of the Euro.

The effects of changes in the Euro’s value in fiscal year 2007, compared with fiscal year 2006, were as follows: an increase in revenue of $415 thousand, an increase in gross margin of $202 thousand, an increase in operating expenses of $128 thousand and foreign exchange losses of $11 thousand.

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

Interest Rate Risk

We have financial instruments that are subject to interest rate risk, principally debt obligations and short-term cash investments. At March 30, 2007, our interest-bearing investments totaled $31.9 million, and the related interest income on these investments was $1.6 million, (an annualized effective yield of 5.2 percent) for the fiscal year then ended. If interest rates were to decrease by 10 percent (53 basis points on the average investment balance), the impact on our annual interest income would be a decrease of $0.2 million. Information about the fair value of the financial instruments is found in Note 1 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. Borrowings are at variable rates for periods that generally do not exceed 90 days. If interest rates were to increase by 10 percent (58 basis points on the long-term note), the impact on our annual interest expense would be an increase of $0.1 million. Information about the bank borrowings is found in Note 2 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Printronix, Inc.

We have completed integrated audits of Printronix, Inc’s 2007 and 2006 consolidated financial statements and of its internal control over financial reporting as of March 30, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index appearing in Item 15 (a) (1) present fairly, in all material respects, the financial position of Printronix, Inc. and its subsidiaries at March 30, 2007 and March 31, 2006, and the results of their operations and their cash flows for the years ended March 30, 2007 and March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 30, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
June 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Printronix, Inc.
Irvine, CA

We have audited the accompanying consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows of Printronix, Inc. and its subsidiaries for the year ended March 25, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Printronix, Inc. and subsidiaries for the year ended March 25, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Costa Mesa, California
May 3, 2005

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of March 30, 2007 and March 31, 2006

	March 30,	March 31,
	2007	2006
	($ in thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$26,847	$41,546
Short-term investments	12,015	547
Accounts receivable, net of allowances for doubtful accounts and sales returns of $1,105 in 2007 and $1,483 in 2006	20,776	19,292
Inventories:
Raw materials	8,082	7,881
Subassemblies	3,964	3,420
Work in process	251	186
Finished goods	2,984	2,895

Total inventory	15,281	14,382
Prepaid expenses and other current assets	1,901	1,780
Deferred income tax assets, net	146	196

Total current assets	76,966	77,743

Property, plant and equipment, at cost:
Machinery and equipment	25,119	26,744
Furniture and fixtures	21,641	22,889
Buildings and improvements	23,179	23,172
Land	8,100	8,100
Leasehold improvements	788	754

	78,827	81,659
Less: accumulated depreciation and amortization	(49,714)	(50,041)

Property, plant and equipment, net	29,113	31,618
Long-term deferred income tax assets, net	283	110
Other assets	665	513

Total assets	$107,027	$109,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$12,775	$700
Accounts payable	9,452	8,427
Accrued liabilities:
Payroll and employee benefits	4,225	4,552
Warranty	767	865
Deferred revenue	2,744	3,925
Professional fees	1,155	1,964
Other	2,137	2,522
Income taxes	130	2,273

Total current liabilities	33,385	25,228

Long-term debt, net of current portion	—	12,775
Deferred revenue, net of current portion	1,542	1,214
Long-term deferred income tax liabilities, net	146	196
Other long-term liabilities	—	331
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock, $0.01 par value (Authorized 30,000,000 shares; issued and outstanding 6,679,564 shares in 2007 and 6,587,519 shares in 2006)	67	66
Additional paid-in capital	37,504	36,369
Accumulated other comprehensive income (loss)	8	(24)
Retained earnings	34,375	33,829

Total stockholders’ equity	71,954	70,240

Total liabilities and stockholders’ equity	$107,027	$109,984

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For Each of the Three Fiscal Years in the Period Ended March 30, 2007

	March 30,	March 31,	March 25,
	2007	2006(1)	2005
	($ in thousands, except share and per share data)

Revenue	$128,416	$127,821	$131,711
Cost of sales	78,360	79,621	80,189

Gross margin	50,056	48,200	51,522

Operating expenses:
Engineering and development	12,415	14,344	15,762
Sales and marketing	23,774	25,370	24,414
General and administrative	11,950	11,931	8,622

Total operating expenses	48,139	51,645	48,798

Income (loss) from operations	1,917	(3,445)	2,724
Foreign currency (gains) losses, net	(87)	21	98
Interest income	(1,846)	(1,446)	(639)
Interest expense	926	745	505
Other (income) expense, net	(47)	(12)	(10)

Income (loss) before income taxes	2,971	(2,753)	2,770
Provision for income taxes	91	5,206	831

Net income (loss)	$2,880	$(7,959)	$1,939

Net income (loss) per share:
Basic	$0.46	$(1.28)	$0.31
Diluted	$0.45	$(1.28)	$0.30
Shares used in computing net income (loss) per share:
Basic	6,303,342	6,240,041	6,356,236
Diluted	6,452,211	6,240,041	6,538,321

(1)	The fiscal year ended March 31, 2006 consisted of 53 weeks

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For Each of the Three Fiscal Years in the Period Ended March 30, 2007

				Accumulated
				Other
	Common Stock		Additional	Comprehensive
	Number of		Paid-in	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
	($ in thousands, except share data)

Balance, March 26, 2004	6,029,819	$60	$34,092	$136	$41,905	$76,193
Exercise of stock options	150,441	2	1,445	—	—	1,447
Restricted stock granted	290,000	3	3,956	—	—	3,959
Deferred compensation — restricted stock	—	—	(3,956)	—	—	(3,956)
Cash dividends paid	—	—	—	—	(321)	(321)
Comprehensive income (loss):
Loss on foreign currency forward-exchange contracts	—	—	—	(105)	—	(105)
Net income	—	—	—	—	1,939	1,939

Total comprehensive income	—	—	—	—	—	1,834

Balance, March 25, 2005	6,470,260	65	35,537	31	43,523	79,156
Exercise of stock options	92,859	1	819	—	—	820
Restricted stock granted	24,400	—	424	—	—	424
Deferred compensation — restricted stock	—	—	(424)	—	—	(424)
Stock-based compensation due to accelerated vesting of stock options	—	—	10	—	—	10
Cash dividends paid	—	—	—	—	(1,735)	(1,735)
Tax benefit on stock options	—	—	3	—	—	3
Comprehensive income (loss):
Loss on foreign currency forward-exchange contracts	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	(7,959)	(7,959)

Total comprehensive loss	—	—	—	—	—	(8,014)

Balance, March 31, 2006	6,587,519	66	36,369	(24)	33,829	70,240
Exercise of stock options	112,045	1	1,135	—	—	1,136
Restricted stock forfeited	(20,000)	—	(258)	—	—	(258)
Deferred compensation — restricted stock	—	—	258	—	—	258
Cash dividends paid	—	—	—	—	(2,334)	(2,334)
Comprehensive income (loss):
Gain on foreign currency forward-exchange contracts	—	—	—	24	—	24
Unrealized gain on short-term investments	—	—	—	8	—	8
Net income	—	—	—	—	2,880	2,880

Total comprehensive income	—	—	—	—	—	2,912

Balance, March 30, 2007	6,679,564	$67	$37,504	$8	$34,375	$71,954

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For Each of the Three Fiscal Years in the Period Ended March 30, 2007

	March 30,	March 31,	March 25,
	2007	2006	2005
	($ in thousands)

Cash flows from operating activities:
Net income (loss)	$2,880	$(7,959)	$1,939
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,245	4,918	5,104
Stock-based compensation	—	10	—
Recovery of doubtful accounts	(64)	(651)	(120)
Deferred income tax provision	(173)	2,578	—
Loss on disposal of property, plant and equipment	171	176	468
Tax benefit from stock options	—	3	—
Changes in operating assets and liabilities:
Accounts receivable	(1,420)	(434)	321
Inventories	(899)	(1,289)	610
Prepaid expenses and other assets	(249)	(249)	1,980
Accrued interest income	(193)	(130)	—
Accounts payable	1,025	1,265	197
Payroll and employee benefits	(327)	(723)	332
Accrued warranty	(98)	2	(171)
Accrued professional fees	(809)	1,377	(58)
Accrued income taxes	(2,143)	2,128	(70)
Deferred revenue	(853)	812	1,490
Other liabilities	(716)	625	(593)

Net cash provided by operating activities	377	2,459	11,429

Cash flows from investing activities:
Purchases of property and equipment	(1,971)	(4,032)	(3,922)
Proceeds from disposition of property and equipment	60	246	298
Proceeds from sales of short-term investments	7,728	27,487	—
Purchases of short-term investments	(18,995)	(18,404)	(9,500)

Net cash (used in) provided by investing activities	(13,178)	5,297	(13,124)

Cash flows from financing activities:
Payments made on long-term debt	(700)	(700)	(700)
Proceeds from employee stock incentive plans	1,136	820	1,450
Cash dividends declared and paid	(2,334)	(1,735)	(321)

Net cash (used in) provided by financing activities	(1,898)	(1,615)	429

Net (decrease) increase in cash and cash equivalents	(14,699)	6,141	(1,266)
Cash and cash equivalents at beginning of period	41,546	35,405	36,671

Cash and cash equivalents at end of period	$26,847	$41,546	$35,405

Supplementary disclosures of cash flow information:
Income tax paid	$3,168	$674	$761
Interest paid	$881	$702	$478

The accompanying notes are an integral part of these consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 30, 2007 and March 31, 2006 and for Each of the Three Fiscal Years
in the Period Ended March 30, 2007

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

Accounting Period

We use a fifty-two or fifty-three week fiscal year ending on the last Friday of March. For the fiscal years presented, the year-end dates were March 30, 2007, March 31, 2006, and March 25, 2005. Fiscal year 2007 used a fifty-two week fiscal year period, fiscal year 2006 used a fifty-three week fiscal year period, and fiscal year 2005 used a fifty-two week fiscal year period.

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

Fair Value of Financial Instruments

The consolidated balance sheets include the following financial instruments: cash, cash equivalents, short-term investments, accounts receivable, current portion of long-term debt, accounts payable and long-term debt. We consider the carrying amounts in the financial statements to approximate fair value for cash equivalents, short-term investments, accounts receivable and accounts payable because of the relatively short period of time between origination and their expected realization. The carrying values of the long-term debt and the current portion of long-term debt approximate fair value as they bear interest at current market rates.

Short-Term Investments

We evaluate the short-term investments in marketable debt securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and have determined that all of the investments in marketable debt securities should be classified as available-for-sale as of March 30, 2007 and held-to-maturity as of March 31, 2006. Available-for-sale securities are carried at fair value and held-to-maturity securities are carried at amortized cost. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss). The income tax rate is zero for these transactions due to domestic operating losses and the effect of valuation allowances. Realized gains

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and losses are included in interest income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

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

At March 30, 2007, we had $31.5 million of investments in taxable corporate securities, asset-backed securities, repurchase agreements, master notes and money market funds. The following table reflects the amortized cost and estimated fair value of our marketable securities as of March 30, 2007, by contractual maturity:

	Amortized	Estimated
	Cost	Fair Value
	($ in thousands)

Due in one year or less(1)	$26,063	$26,069
Due after one year through five years(2)	3,763	3,766
Due after five years through ten years	—	—
Due after ten years(2)	1,647	1,646

	$31,473	$31,481

(1)	At March 30, 2007, $19.7 million of these investments had maturities of three months or less when purchased and were included in cash and cash equivalents. In addition, $0.2 million were funds held in escrow, and were included in other assets.

(2)	Although contractual maturities of the asset-backed securities range from three to thirty years, the investments are classified as current assets in the consolidated balance sheets due to the expected holding period of less than one year.

At March 30, 2007, the estimated fair value of each investment resulted in unrealized gains of $8 thousand, which are included in accumulated other comprehensive income. During the fiscal year ended March 30, 2007, there were $7.7 million in proceeds from sales or maturities of marketable securities. We had no significant realized gains or losses as a result of those sales.

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

At March 30, 2007 and March 31, 2006, short-term investments included $0.4 million and $0.5 million, respectively, in certificates of deposit, which are carried at cost.

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

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserved for, based upon evaluation of the historical losses, which exceeded the specific reserves we had established. Receivable losses are charged against the allowance when management believes the account is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

The allowance for doubtful accounts was $0.4 million and $0.8 million as of March 30, 2007 and March 31, 2006, respectively. We reduced the allowance for doubtful accounts by $0.1 million, $0.7 million, and $0.1 million during fiscal years 2007, 2006 and 2005, respectively, due to changes in estimates related to resolution of various customer collection issues, which resulted in a decrease to general and administrative expense. The following table reflects the changes in the allowance for doubtful accounts during the three fiscal years ended March 30, 2007:

	Balance at	Provisions/		Balance
	Beginning	(Credits) to		at End
	of Period	Income	Deductions	of Period
	($ in thousands)

Fiscal Year Ended March 30, 2007	$760	$(64)	$(264)	$432

Fiscal Year Ended March 31, 2006	$1,481	$(651)	$(70)	$760

Fiscal Year Ended March 25, 2005	$1,675	$(120)	$(74)	$1,481

The allowance for product returns was $0.7 million as of March 30, 2007 and March 31, 2006 and $0.9 million as of March 25, 2005, consisting of an allowance for sales and spares returns. Revenue is reduced in the period the allowance is established. The following tables reflect the changes in the sales allowance and spares returns:

	Balance at	Provisions/		Balance
	Beginning	(Credits) to		at End
Sales Returns	of Period	Income	Deductions	of Period
	($ in thousands)

Fiscal Year Ended March 30, 2007	$623	$2,192	$(2,214)	$601

Fiscal Year Ended March 31, 2006	$836	$1,893	$(2,106)	$623

	Balance at	Provisions/		Balance
	Beginning	(Credits) to		at End
Spares Returns	of Period	Income	Deductions	of Period
	($ in thousands)

Fiscal Year Ended March 30, 2007	$99	$1,727	$(1,754)	$72

Fiscal Year Ended March 31, 2006	$81	$1,842	$(1,824)	$99

The company records its sales returns on a gross basis in the accompanying consolidated balance sheets and statements of operations. Returns for spares are from the company’s largest customer and relate to spares not used within thirty days of purchase.

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

Directive 2002/95/EC on the restriction of the use of certain hazardous substances in electrical and electronic equipment (“RoHS”) became effective throughout the European Community starting July 1, 2006. RoHS restricts the use of six substances: lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls (“PBB”) or

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

polybrominated diphenyl ethers (“PBDE”), within electrical and electronic equipment. The conversion of products targeted for RoHS compliance was completed without an impact to the realizability of the inventory on hand.

Property, Plant and Equipment

Depreciation of property, plant and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

Machinery and equipment	2 to 15 years
Furniture and fixtures	2 to 20 years
Buildings and improvements	8 to 30 years
Leasehold improvements	Lesser of useful life or term of lease

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property, plant and equipment are capitalized at cost. When we dispose of assets, the applicable costs and accumulated depreciation and amortization thereon are removed from the accounts and any resulting gain or loss is included in income from operations in the period incurred. Depreciation and amortization expense on property, plant and equipment was $4.2 million, $4.9 million and $5.1 million for fiscal years 2007, 2006 and 2005, respectively.

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

Revenue arrangements with multiple deliverables, such as the delivery of multiple products or performance of multiple services, are identified into separate units of accounting based on their fair value and are recognized as each unit of accounting is earned in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” Occasionally, we install Print and Apply thermal printers. In instances in which we have determined installation to be inconsequential and perfunctory, revenue is recognized at the time of sale of the printer. In all other instances, the printer revenue and applicable installation revenue are deferred until customer acceptance is obtained. For the fiscal years presented, there were no instances in which we determined

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

installation to be inconsequential and perfunctory. For fiscal year 2007, in all other instances, installation had been completed, and therefore, no revenue had been deferred under these arrangements. For fiscal years 2006 and 2005, there was an immaterial amount of revenue deferred under these arrangements.

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

Judgment is required to record an allowance for future product returns. Our business model of configuring products to order for each customer and, in most cases, direct shipping to end users reduces the amount of inventory in the channel, reduces product return liability and aids in estimating future returns. We evaluate the adequacy of the recorded allowance for returns and record a provision as a revenue reduction for the estimated amount of future returns, based upon historical experience, authorization we have granted for significant pending returns and any other known factors.

We reduce revenue at the time of sale for estimated customer returns, price protection, rebates and other sales incentives that occur under established sales programs. Judgment is required to record these estimated revenue reductions.

Warranty Costs

We maintain an accrual for warranty obligations based upon our claims experience and other known factors. We evaluate the warranty accrual requirements and record a provision for estimated warranty obligations to cost of sales. We determine the provision for warranty charges by applying the estimated repair cost and estimated return rates to the outstanding units under warranty. We generally offer either a 90-day on-site repair option or a 12-month to 36-month return-to-factory option. The on-site warranty covers the cost of the parts and the labor to replace these parts. The return-to-factory warranty covers only the replacement parts. If a defective product cannot be repaired, it is replaced at no additional cost to the customer. Supplies are warranted for one year.

The following is a summary of the accrued warranty obligation for the two fiscal years in the period ended March 30, 2007:

	March 30,	March 31,
	2007	2006
	($ in thousands)

Beginning balance, warranty accrual	$865	$863
Add warranty expense	899	989
Accrual adjustments to reflect actual experience	(79)	(6)
Deduct warranty charges incurred	(918)	(981)

Ending balance, warranty accrual	$767	$865

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Engineering and Development

Engineering and development costs are expensed as incurred and consist of labor, supplies, consulting and other costs related to developing and improving our products.

Advertising

We expense advertising costs, including promotional literature, brochures and trade shows, as incurred. Advertising expense was $1.8 million, $2.6 million and $2.7 million for fiscal years 2007, 2006 and 2005, respectively.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of the asset-and-liability method for financial accounting and reporting for income taxes, and further prescribes that current and deferred tax balances be determined based upon the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. Our effective tax rate includes the impact of undistributed foreign earnings for which no U.S. taxes have been provided because we plan to reinvest such earnings indefinitely outside the United States. Repatriating eligible foreign earnings under the temporary provision of the American Jobs Creation Act of 2004 was not treated as an exception to our policy and intent of permanently investing such foreign earnings outside of the United States.

In assessing the realizability of deferred tax assets, SFAS No. 109 establishes a more likely than not standard. If it is determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. We review our deferred tax assets for realization based upon historical taxable income, prudent and feasible tax planning strategies, the expected timing of the reversals of existing temporary differences and expected future taxable income. SFAS No. 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as losses in recent years. As a result of the company’s recent losses in the United States, the company concluded that a full valuation allowance was required for its deferred tax assets in the United States as of March 30, 2007 and March 31, 2006, as required by SFAS No. 109.

Contingencies

We account for contingencies in accordance with accounting guidance, including, but not limited to, SFAS No. 5 “Accounting for Contingencies” and Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). We evaluate the degree of probability of an unfavorable outcome and the ability to reasonably estimate the loss related to legal claims, environmental issues, guarantees, including indirect guarantees of the indebtedness of others, and other known issues, and record a charge to earnings if appropriate.

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

Net income (loss) per share data for each of the three fiscal years in the period ended March 30, 2007, is as follows:

	March 30,	March 31,	March 25,
	2007	2006	2005
	($ in thousands, except share and per share data)

Net income (loss)	$2,880	$(7,959)	$1,939
Basic weighted-average shares outstanding	6,303,342	6,240,041	6,356,236

Basic net income (loss) per share	$0.46	$(1.28)	$0.31

Effect of dilutive securities:
Basic weighted-average shares outstanding	6,303,342	6,240,041	6,356,236
Dilutive effect of stock options	148,869	—	182,085

Dilutive weighted-average shares outstanding	6,452,211	6,240,041	6,538,321

Diluted net income (loss) per share	$0.45	$(1.28)	$0.30

The dilutive weighted-average shares outstanding do not include the antidilutive impact of 119,937 shares, 119,307 shares and 76,153 shares for fiscal years 2007, 2006 and 2005, respectively, because the exercise price of the stock options exceeded the average market value of the stock for that period. In addition, the dilutive weighted- average shares outstanding do not include the antidilutive impact of 205,981 shares for fiscal year 2006 as a result of net losses.

Accounting for Stock-Based Compensation

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

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). We have elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method provides a simplified method for determining the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation. It also provides guidance for recognizing the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The adoption of FSP 123(R)-3 did not have an impact on our overall consolidated financial position, results of operations or cash flows.

For the fiscal year ended March 30, 2007, we did not grant or modify any stock options or restricted stock awards and, as of April 1, 2006, all outstanding options were fully vested. Therefore, no stock-based compensation expense was recognized under SFAS 123(R). We are currently evaluating alternatives to stock options to compensate our employees.

Pro Forma Information Under SFAS No. 123 for Periods Prior to April 1, 2006

The following table illustrates the effect on net (loss) income and net (loss) income per share for the fiscal years ended March 31, 2006 and March 25, 2005 if we had applied the fair value recognition provision of SFAS 123 to stock-based compensation:

	March 31,	March 25,
	2006	2005
	($ in thousands, except per share data)

Net (loss) income, as reported	$(7,959)	$1,939
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards	(670)	(223)

Pro forma net (loss) income	$(8,629)	$1,716

Net (loss) income per share:
Basic — as reported	$(1.28)	$0.31
Basic — pro forma	$(1.38)	$0.27
Diluted — as reported	$(1.28)	$0.30
Diluted — pro forma	$(1.38)	$0.26

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

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option granted to employees is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions for the fiscal years ended March 31, 2006 and March 25, 2005:

	March 31,	March 25,
	2006	2005

Expected volatility	43%	42%
Weighted-average risk-free interest rate	4.4%	3.4%
Dividend yield	1.2%	0.2%
Average expected life (in years)	3.4	3.4
Weighted-average grant-date fair value	$4.87	$5.70

Assumptions are not presented for the fiscal year ended March 30, 2007 because stock options were not granted during this period.

Foreign Currency Hedging

We have a foreign currency-hedging program in order to mitigate currency rate fluctuation exposure related to foreign currency cash inflows. Under the program, we enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. As of March 30, 2007, there were no outstanding forward exchange contracts. As of March 31, 2006, we had outstanding forward-exchange contracts with a notional amount of €0.9 million, approximately $1.1 million. Based on the fair value of these contracts at March 31, 2006, we recorded a liability of $24 thousand, which is included in the accrued expenses — other portion of the Consolidated Balance Sheet. For the three fiscal years in the period ended March 30, 2007, the hedges were effective and, as a result, there was no charge to earnings for any ineffective portion of the change in fair value of the hedges.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents unrealized gains and losses on the Euro foreign currency forward-exchange contracts that qualify for hedge accounting and unrealized gains and losses on short-term investments. The aggregate amount of such gains or losses that have not yet been recognized in net income (loss) is reported in the equity portion of the Consolidated Balance Sheets as accumulated other comprehensive income (loss).

Concentration of Credit Risk

Our accounts receivable include substantial receivables from a few large resellers, and a significant change in the liquidity or financial position of any one of these resellers, or other significant changes in estimates or

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances with other customers, could result in an additional allowance that could have a material adverse effect upon the operating results and financial condition for the period or periods in which such information is known.

Printronix’s largest customer’s (IBM) receivable balance represented 20.3 percent and 24.7 percent of total accounts receivable at March 30, 2007 and March 31, 2006, respectively. The two largest customers’ receivable balances combined represented 25.5 percent and 34.2 percent of total accounts receivable at March 30, 2007 and March 31, 2006, respectively. The 10 largest customers’ receivable balances collectively represented 47.2 percent and 57.7 percent of total accounts receivable at March 30, 2007 and March 31, 2006, respectively. Credit risk with respect to other accounts receivable is generally diversified because of the large number of entities comprising the customer base and their dispersion across many geographical regions. We continuously evaluate the creditworthiness and the financial condition of the resellers and other customers. We require collateral, such as letters of credit, in certain circumstances.

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

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation),” (“EITF 06-03”). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a company’s financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for interim and annual periods beginning after December 15, 2006. We do not expect this statement to have a material impact on the consolidated financial statements of the company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect this statement to have a material impact on the consolidated financial statements of the company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect this statement to have a material impact on the consolidated financial statements of the company.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2	Bank Borrowings and Debt Arrangements

Long-Term Note

As of March 30, 2007, the company has a $12.8 million note with a United States bank collateralized by its Irvine property. The note requires monthly principal and interest payments, with a balloon payment of $12.6 million due June 1, 2007, at which time the note was paid in full. Because all remaining payments are due within one year, the $12.8 million balance on the note is classified in current liabilities. As of March 30, 2007, the Irvine facility had a carrying value of $19.8 million.

The note contains customary default provisions and has no financial covenants. Interest on the note is at variable rates based upon the London Interbank Offered Rate (“LIBOR”) plus 1.25 percent, and is reset for periods from one month up to one year, at our discretion. The interest rate on the note was 6.6 percent as of March 30, 2007. During fiscal years 2007, 2006 and 2005, the weighted-average interest rate on the note was 6.6 percent, 5.2 percent and 3.2 percent, respectively.

Lines of Credit and Standby Letters of Credit

In May 2006, one of our foreign subsidiaries terminated its $1.8 million unsecured line of credit, which included a $1.5 million standby letter of credit, with a major foreign bank and entered into a new line of credit for $4.2 million with the same major bank. This line of credit provides for trade financing and includes letters of credit, trust receipts, shipping guarantees, banker’s guarantees and a standby letter of credit for a total of $1.8 million, and a working capital line of credit for $2.4 million. Advances under the trade financing instruments generally have a maximum term of one year, except for the letter of credit and trust receipt, which have maximum terms of 30 and 90 days, respectively. Advances under the working capital line of credit are limited to 80% of the market value of our subsidiary’s manufacturing property, or $2.4 million whichever is lower. The parent company guarantees any amounts outstanding up to the $4.2 million credit limit. The entire credit facility is subject to a financial covenant, which requires that we maintain a net worth of not less than $64.0 million. We were in compliance with this financial covenant for all fiscal years presented for the new and terminated lines of credit. The line of credit is collateralized by our subsidiary’s manufacturing property. The property had a carrying value of $2.6 million as of March 30, 2007. No fees are charged for the unused portion of the lines of credit. Any borrowings on the lines of credit would be subject to interest rates at 1.0 percent above the prime-lending rate. There were no cash borrowings against the new or terminated lines of credit for the fiscal years presented.

One of our foreign subsidiaries maintains a $0.3 million letter of credit with a major foreign bank. This credit facility provides for financing of trade shipments to Singapore. Any borrowings on this letter of credit are subject to interest rates at 0.25 percent above the prime-lending rate. There were no cash borrowings against this letter of credit during the fiscal years presented.

We maintain a standby letter of credit related to our workers’ compensation program for $0.4 million. The standby letter of credit is secured by a cash deposit and is automatically renewed annually. There were no cash borrowings against this letter of credit for the fiscal years presented. Any borrowings would be subject to interest rates at 2.0 percent above the prime-lending rate, subject to certain maximum limits.

Credit Agreement for Hedging Activity

We have a commitment facility for $2.7 million with a major foreign bank to support our hedging activities. This commitment facility has no restrictive covenants and is available to fund any forward currency contracts should we be unable to satisfy our obligations. The agreement automatically renews annually, subject to certain administrative compliance requirements. There are no annual fees under this agreement. Any borrowings under this agreement would be subject to interest rates available at that time. There were no amounts borrowed under this commitment facility during the fiscal years presented.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3	Employee Benefit Plans

Savings and Investment Plan

We have a 401(k) Savings and Investment Plan (the “401(k) Plan”), for all eligible employees, which is designed to be tax deferred in accordance with the provisions of Section 401(k) of the Internal Revenue Code. All United States employees (including officers, but not outside directors) may make contributions up to certain limits established by the Internal Revenue Code, on a tax-deferred basis through a “salary reduction” arrangement. We match employee contributions up to a maximum of 1 percent of salary, or $1,000 per year, whichever is less. Employee contributions are always 100 percent vested. The Company contributions become fully vested after four full years of employment. The Company contributions to the 401(k) Plan were $230 thousand, $246 thousand and $254 thousand for the fiscal years 2007, 2006 and 2005, respectively.

Profit Sharing Plan

We also maintain a discretionary worldwide quarterly profit-sharing plan for qualified employees. Employees who have been with Printronix for 90 days of continuous service are eligible to participate in the profit-sharing plan. We allocate a percentage of pre-tax operating income to a profit-sharing pool, which we then distribute to eligible employees pro-rata based upon quarterly salary. In addition, certain executives are eligible to participate in a quarterly bonus plan, which is contingent upon achieving specific operating performance targets established by the compensation/stock option committee of the Board of Directors. The contributions to both of these plans totaled $0.6 million, $0.2 million, and $0.7 million for the fiscal years 2007, 2006 and 2005, respectively.

Defined Contribution Plan

In the third quarter of fiscal year 2007, we terminated our existing defined benefit pension plan in Germany and, to provide benefits for future services, we commenced contributions to a new defined contribution plan for the participants. We purchased annuity contracts for approximately $0.4 million to settle the pension obligation for the past services rendered by the four plan participants. In connection with these actions, we recorded a pension curtailment and settlement loss of approximately $25 thousand during fiscal year 2007. Under the new defined contribution plan, employer contributions are made annually to a reinsured support fund which establishes individual reinsurance contracts to secure the future benefits. As of March 30, 2007, there were four participants in the plan. The annual contributions are based on a percentage of the participant’s salary. For the fiscal year 2007, we made an annual contribution of $61 thousand.

Note 4	Stockholders’ Equity

Stock Incentive Plan — Common Stock Options

The 1994 Stock Incentive Plan (the “1994 Plan”) expired in August 2005. As of March 30, 2007, there were 387,504 stock options outstanding that were previously granted subject to the rights of that plan and no stock options available to grant. The company’s shareholders approved the Printronix, Inc. 2005 Stock Option Plan (the “2005 Plan”) during the second quarter of fiscal year 2006. The 2005 Plan authorizes the sale of up to a total of 600,000 shares of the company’s common stock pursuant to either of two types of “Stock Awards”: (1) stock options; and (2) shares of stock acquired pursuant to stock purchase agreements containing certain restrictions (“restricted stock”). Individuals are granted options under the 2005 Plan at terms (purchase price, expiration date and vesting schedule) established by a committee of the Board of Directors. Under the 2005 Plan, options are granted either in accordance with contractual arrangements or at a price that is equal to fair market value on the date of grant. Such options expire up to ten years after the grant date and generally vest over a four year period. Under restricted stock purchase agreements, individuals purchase shares when the Stock Award is granted; the shares are restricted as the rights to full beneficial ownership vest only upon achievement of certain performance criteria. As of

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 30, 2007, there were 8,500 stock options outstanding that were previously granted subject to the rights of the 2005 Plan.

When the 2005 Plan was approved by the company’s stockholders, the company’s ability to grant new awards under the 1994 Plan terminated, but did not affect awards then outstanding under the 1994 Plan. In fiscal year 2006, we accelerated the vesting of all remaining stock options as described in Note 1.

A summary of the company’s stock option activity for the year ended March 30, 2007 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Common Stock Options	Shares	Price	(in years)	Value
				($ in thousands)

Outstanding, March 31,2006	526,724	$10.20
Granted	—	—
Exercised	(112,045)	10.17
Forfeited and expired	(18,675)	14.21

Outstanding, March 30, 2007	396,004	$10.02	2.95	$1,811

Exercisable at March 30, 2007	396,004	$10.02	2.95	$1,811

The total intrinsic value of stock options exercised during the years ended 2007, 2006 and 2005 was $0.3 million, $0.6 million and $1.1 million, respectively. As of March 30, 2007, there were 591,500 shares available to grant.

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

During the first quarter of fiscal year 2005, we granted 290,000 of the 310,000 shares and in July 2005, we granted 24,400 of the 56,722 shares, bringing the total restricted stock granted to 314,400 shares. In addition, 20,000 shares were not issued but could be purchased by an employee if certain performance criteria were met.

A summary of the company’s restricted stock activity for the year ended March 30, 2007 is presented below:

		Weighted-
		Average
		Grant Date
Restricted Stock	Shares	Fair Value

Nonvested, March 31, 2006	314,400	$13.94
Granted	—	—
Vested	—	—
Forfeited and expired	(20,000)	13.65

Nonvested, March 30, 2007	294,400	$13.96

We did not grant restricted stock during the year ended March 30, 2007. The weighted-average grant date fair value on the restricted stock granted during fiscal year 2006 and 2005 was $17.40 and $13.65, respectively.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company has not met, nor is it probable any of the performance targets will be met as of March 30, 2007. Accordingly, stock-based compensation expense for the restricted stock has not been recorded for any of the periods presented.

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

Stock Repurchases

During fiscal year 2002, the Board of Directors authorized the company to purchase up to 500,000 shares of the company’s outstanding common stock. Purchases may be made from time-to-time in the open market. No shares of common stock were repurchased during fiscal years 2005 through 2007. As of March 30, 2007, future purchases of 227,395 shares of common stock may be made at our discretion.

Cash Dividends

During fiscal year 2005, we announced the first quarterly cash dividend of $0.05 per share, or $0.3 million, based on 6.5 million shares outstanding. During fiscal year 2006, we paid quarterly dividends of $0.07 per share, or $1.7 million, based on 6.6 million shares outstanding. During the first quarter of fiscal year 2007 we paid quarterly dividends of $0.07 per share. In the second, third and fourth quarters, we paid quarterly dividends of $0.10 per share. Total dividends paid for fiscal year 2007 was $2.3 million, based on 6.6 million shares outstanding.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5	Income Taxes

Provision for Income Taxes

The provision for income taxes for each of the three fiscal years in the period ended March 30, 2007 consisted of the following:

	March 30,	March 31,	March 25,
	2007	2006	2005
	($ in thousands)

Current provision (benefit):
Federal tax repatriation charge	$(289)	$1,011	$—
State	11	27	(15)
State tax repatriation charge	—	24	—
Foreign	542	1,566	846
Deferred provision	(173)	2,578	—

Provision for income taxes	$91	$5,206	$831

The amounts for the tax provision above are classified by the location of the taxing authority and not geographical region.

Components of Income (Loss) Before Taxes

The components of income (loss) before taxes, based upon the tax jurisdiction, for each of the three fiscal years in the period ended March 30, 2007 consisted of the following:

	March 30,	March 31,	March 25,
	2007	2006	2005
	($ in thousands)

United States	$1,973	$(5,054)	$1,290
Foreign	998	2,301	1,480

Income (loss) before taxes	$2,971	$(2,753)	$2,770

American Jobs Creation Act

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was passed. This Act created a temporary incentive for U.S. multi-national companies to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction results in a reduced federal tax rate on the repatriated earnings.

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

We recorded a benefit of $0.2 million in fiscal year 2007 to increase our deferred tax assets in Singapore. We recorded a charge of $2.6 million in fiscal year 2006 to increase the valuation allowance against our U.S. deferred tax assets. Management believes it is not feasible for the company to implement the intellectual property tax planning strategy due to changes in circumstances that occurred during the fourth quarter of fiscal year 2006.

Deferred income taxes are not provided for the undistributed earnings of the foreign subsidiaries, which totaled approximately $22.0 million as of March 30, 2007, as we intend to reinvest these earnings indefinitely outside of the United States. Should we be required to repatriate these funds, the deferred tax liability would be approximately $7.5 million. Repatriating eligible foreign earnings under the temporary provision of the American Jobs Creation Act of 2004 was not treated as an exception to our policy and intent of permanently investing such foreign earnings outside of the United States.

Deferred Income Tax Assets and Liabilities

The deferred income tax assets and liabilities as of March 30, 2007 and March 31, 2006 consisted of the following:

	March 30,	March 31,
U.S. Deferred Income Tax Assets and Liabilities	2007	2006
	($ in thousands)

Inventory costs capitalized for tax, expensed for financial reporting purposes	$1,015	$505
Reserves	1,108	1,975
California manufacturing investment credit	264	264
Valuation allowance	(2,241)	(2,548)

Deferred income tax assets — current	$146	$196

Capitalized research and development	$370	$404
Net operating loss carryforwards	3,457	3,972
Credit carryforwards	10,466	8,739
Excess of tax depreciation over financial reporting depreciation	(1,022)	(1,131)
Valuation allowance	(13,417)	(12,180)

Deferred income tax liabilities — long-term	$(146)	$(196)

	March 30,	March 31,
Foreign Deferred Income Tax Assets and Liabilities	2007	2006
	($ in thousands)

Excess of financial reporting depreciation over tax depreciation	$283	$110
Valuation allowance	—	—

Deferred income tax assets — long-term	$283	$110

In fiscal year 2007, the total change in the valuation allowance was $0.9 million. This included the tax-effected amount of $0.1 million related to non-qualified stock options exercised and the $0.8 million charge to increase the valuation allowance related to net operating loss carryforwards and current deferred tax assets.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal year 2006, the total change in the valuation allowance was $3.3 million. This included the tax-effected amount of $0.3 million related to non-qualified stock options exercised and the $2.6 million charge to increase the valuation allowance related to net operating loss carryforwards and current deferred tax assets.

In fiscal year 2005, we recorded an increase of $5.1 million for state research and development credit carryforwards. The total change in the valuation allowance was $6.1 million. This included the tax-effected amount of $0.4 million related to non-qualified stock options exercised and the $5.7 million charge to increase the valuation allowance related to certain tax carryforwards.

The following table reflects the changes in the valuation allowance during the three fiscal years ended March 30, 2007 (amounts in thousands):

Valuation allowance at March 26, 2004	$5,317
Additional provision for valuation allowance	6,156
Utilization of valuation allowance	—

Valuation allowance at March 25, 2005	$11,473

Additional provision for valuation allowance	3,255
Utilization of valuation allowance	—

Valuation allowance at March 31, 2006	$14,728

Additional provision for valuation allowance	929
Utilization of valuation allowance	—

Valuation allowance at March 31, 2007	$15,657

The tax effected federal and state net operating losses and credit carryforwards expire as follows:

	Amount	Fiscal Years
	($ in thousands)

Net operating losses:
Federal	$3,274	2023 to 2027
State	183	2014 to 2017

	$3,457

Credit carryforwards:
Federal foreign tax credit	$2,947	2011 to 2017
Federal research and development credit	3,436	2018 to 2027
California research and development credit	4,206	Indefinite
California manufacturing investment credit	140	2007 to 2013

	$10,729

The net operating losses include losses related to the exercise of non-qualified stock options, totaling $1.6 million, which will not be available to offset earnings but must be charged to equity upon realization.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Effective Tax Rate to Statutory Federal Tax Rate

Reconciliation of the effective tax rate to the statutory federal tax rate for the three fiscal years in the period ended March 30, 2007 consisted of the following:

	March 30,		March 31,		March 25,
	2007	%	2006	%	2005	%
	($ in thousands)

Provision computed at statutory rates	$1,010	34.0%	$(936)	34.0%	$942	34.0%
State income tax provision, net of federal tax benefit	91	3.1%	(191)	6.9%	(10)	(0.3)%
Difference in effective foreign tax rates	(329)	(11.1)%	(689)	25.0%	(159)	(5.7)%
Foreign withholding taxes	—	—	1,112	(40.4)%	—	—
Jobs Act tax repatriation charge	(289)	(9.7)%	1,034	(37.6)%	—	—
Jobs Act tax — State NOL	(15)	(0.5)%	525	(19.1)%	—	—
Research and development credits	(880)	(29.6)%	(739)	26.8%	(5,994)	(216.4)%
Valuation allowance	795	26.8%	3,021	(109.7)%	5,735	207.0%
Change in state tax credits	(360)	(12.1)%	2,110	(76.6)%	—	—
Change in estimates	138	4.6%	(144)	5.2%	260	9.4%
Other	(70)	(2.4)%	103	(3.6)%	57	2.0%

Income tax provision	$91	3.1%	$5,206	(189.1)%	$831	30.0%

We have subsidiaries in various countries and therefore are subject to varying income tax rates. The worldwide effective tax rate for fiscal year 2007 was 3.1 percent, which differs from the federal statutory rate principally as a result of the reduction of the American Jobs Creation Act of 2004 (the “Act”) tax liability. The reduction of this tax liability is due to further clarification in the interpretation of the existing laws surrounding the use of net operating loss carryforwards against a portion of the tax liability generated from the dividend repatriation. The worldwide effective tax rate also differs from the federal statutory rate as a result of the increase in the valuation allowance related to certain tax carryforwards and pre-tax earnings of subsidiaries that operate within lower-tax jurisdictions.

The effective tax rate for fiscal year 2006 was negative 189.1 percent, which differs from the federal statutory rate principally as a result of the tax expense on the repatriated dividend pursuant to the Act, foreign income taxes, and the additional valuation allowance recorded against the company’s deferred tax assets. The effective tax rate for fiscal year 2005 was 30.0 percent which differs from the federal statutory rate principally as a result of domestic operating losses, increases in the valuation allowance and pre-tax earnings by subsidiaries that operate within lower-tax jurisdictions. In addition, the fiscal year 2005 rates included the benefit from the federal and state research and development tax credit.

We have a favorable pioneer tax status that began in April 1996 in Singapore which exempted income generated from the manufacture and sale of the Printronix P5000 and P7000 series line matrix and T5000 thermal products by our Singapore subsidiary from income tax liability. The pioneer status ended in March 26, 2004. In the third quarter of fiscal year 2005, we received an extension which was retroactive to the beginning of fiscal year 2005 and which expired at the end of fiscal year 2007. The pioneer status mandates that we meet certain capital spending and human capital requirements that have been met. We are currently applying for an additional extension of the pioneer status.

The pioneer status resulted in foreign tax savings of $0.3 million, $0.6 million and $0.3 million for fiscal years 2007, 2006 and 2005, respectively. The effect of this pioneer status was to increase diluted net income per share by 5 cents for fiscal year 2007, reduce diluted net loss per share by 10 cents for fiscal year 2006, and increase diluted net income per share by 5 cents for fiscal year 2005.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6	Segment and Customer Data

We manufacture and sell a variety of printers and associated products and conduct business in a single operating segment. Geographical data based upon the principal location of the operations for each of the three fiscal years in the period ended March 30, 2007, is as follows:

		Europe,
	The	Middle East	Asia
	Americas	& Africa	Pacific	Eliminations	Consolidated
	($ in thousands)

March 30, 2007
Revenue:
Net sales	$63,998	$38,892	$25,526	$—	$128,416
Transfers between geographical locations	6,731	1,164	25,150	(33,045)	—

	$70,729	$40,056	$50,676	$(33,045)	$128,416

Long-lived assets	$23,436	$741	$5,600	$—	$29,778

March 31, 2006
Revenue:
Net sales	$63,880	$38,081	$25,860	$—	$127,821
Transfers between geographical locations	6,916	947	26,289	(34,152)	—

	$70,796	$39,028	$52,149	$(34,152)	$127,821

Long-lived assets	$25,022	$849	$6,260	$—	$32,131

March 25, 2005
Revenue:
Net sales	$63,289	$43,702	$24,720	$—	$131,711
Transfers between geographical locations	8,190	548	26,417	(35,155)	—

	$71,479	$44,250	$51,137	$(35,155)	$131,711

Long-lived assets	$26,439	$833	$5,962	$—	$33,234

Geographical information is based upon the principal location of the operations and not upon the location of the customers. Transfers between geographical locations are billed at manufacturing costs plus a margin representing a reasonable rate of return for activities performed. The Americas’ sales included export sales of $5.1 million for fiscal year 2007, principally to Latin America and Canada, leaving U.S. sales of $58.9 million. Total foreign sales were $69.5 million for fiscal year 2007. The Americas’ sales included export sales of $4.6 million for fiscal year 2006, principally to Latin America and Canada, leaving U.S. sales of $59.3 million. Total foreign sales were $68.5 million for fiscal year 2006. The Americas’ sales included export sales, principally to Europe, Latin America, and Canada, of $4.1 million for fiscal year 2005, leaving U.S. sales of $59.2 million. Total foreign sales were $72.5 million in fiscal year 2005. Other than the U.S. sales, there were no other individual countries for which sales was greater than 10 percent of total sales.

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales by Product Line

Sales by product line for the three fiscal years in the period ended March 30, 2007 were as follows:

	Year Ended			Percent of Total Sales
	March 30,	March 31,	March 25,	March 30,	March 31,	March 25,
Product Technology:	2007	2006	2005	2007	2006	2005
	($ in thousands)

Line matrix	$91,366	$91,176	$92,463	71.1%	71.3%	70.2%
Thermal	24,494	23,201	24,249	19.1%	18.2%	18.4%
Laser	10,689	11,406	12,874	8.3%	8.9%	9.8%
Verification products	1,867	2,038	2,125	1.5%	1.6%	1.6%

	$128,416	$127,821	$131,711	100.0%	100.0%	100.0%

Sales by Customer Location

Sales by customer location for the three fiscal years in the period ended March 30, 2007 were as follows:

	Year Ended			Percent of Total Sales
	March 30,	March 31,	March 25,	March 30,	March 31,	March 25,
Customer Location:	2007	2006	2005	2007	2006	2005
	($ in thousands)

Americas	$63,366	$63,011	$62,419	49.3%	49.3%	47.4%
EMEA	41,820	41,213	46,651	32.6%	32.2%	35.4%
Asia Pacific	23,230	23,597	22,641	18.1%	18.5%	17.2%

	$128,416	$127,821	$131,711	100.0%	100.0%	100.0%

In fiscal years 2007, 2006 and 2005, two resellers each represented a significant percentage of consolidated revenue. Sales to the largest reseller, IBM, represented 20.0 percent of revenue for fiscal year 2007, 22.5 percent of revenue for fiscal year 2006, and 21.5 percent of revenue for fiscal year 2005. Sales to the second largest reseller represented 5.1 percent, 7.3 percent and 7.9 percent of revenue for fiscal years 2007, 2006, and 2005, respectively. Sales to the top ten customers represented 45.7 percent, 49.7 percent and 50.5 percent of revenue for fiscal years 2007, 2006 and 2005, respectively.

Note 7	Commitments and Contingencies

Operating Leases

With the exception of Singapore, we conduct our foreign operations and United States sales operations using leased facilities under non-cancelable operating leases that expire at various dates from fiscal year 2008 through fiscal year 2010. We own the building in Singapore and have a land lease that expires in fiscal year 2057.

The following is a summary of rental expense incurred for non-cancelable operating leases for buildings and equipment for each of the three fiscal years in the period ended March 30, 2007:

	March 30,	March 31,	March 25,
	2007	2006	2005
	($ in thousands)

Rental expense	$1,661	$1,532	$1,904

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The minimum rental commitments required under existing non-cancelable operating leases with terms greater than one year as of March 30, 2007, for the subsequent fiscal years are as follows:

2008	2009	2010	2011	2012	Thereafter	Total
($ in thousands)

$1,383	$680	$361	$110	$89	$10,560	$13,183

The minimum rental commitment for the land located at the Singapore manufacturing facility represents $11.0 million of the above $13.2 million commitment under non-cancelable operating leases.

Guarantees

We have posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold these bonds should require payment from the Surety, we would be obligated to indemnify and reimburse the Surety for all costs incurred. As of March 30, 2007, we had $1.0 million of these bonds outstanding.

Purchase Obligations

We have a non-cancelable purchase obligation with one of our suppliers. In fiscal year 2006, we agreed to purchase a minimum of $1.0 million of product through March 2007, which we later extended through November 2007. As of March 30, 2007, we had a remaining purchase commitment of $0.5 million.

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

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 30, 2007 and March 31, 2006, we had accrued $118 thousand and $224 thousand, respectively which we believe is a reasonable estimate to cover expenses for environmental tests, which we are prepared to undertake. The accrual is included in Accrued Liabilities — Other on the consolidated balance sheets.

Denova Site

In August 2004, Printronix was notified by the Environmental Protection Agency (the “EPA”) that clean up costs had been incurred at an authorized facility used by Printronix and approximately 2,000 other companies for the disposal of certain toxic wastes. Printronix joined with a group of the companies contacted by the EPA and collectively negotiated a settlement with the EPA. Our share of the settlement was $32 thousand, which we paid in May 2006. At March 30, 2007 we had no further liability regarding this matter.

Legal Matters

We are involved in various claims and legal matters in the ordinary course of business. We do not believe these matters will have a material adverse effect upon the consolidated results of operations, financial condition or cash flows.

Our subsidiary in France was sued by a former employee for wrongful termination. The former employee claimed damages of 122,500 euros (approximately $164 thousand), which represented approximately 18 months of salary and legal fees. A settlement of 49,957 euros (approximately $67 thousand) was agreed upon by both parties on April 10, 2007 and has been accrued as of March 30, 2007.

A supplier to our subsidiary in Singapore filed a complaint for non-payment of parts purchased in prior fiscal years. Our subsidiary in Singapore withheld payments for the parts due to significant quality issues in the manufacture of the product. The supplier has claimed damages of $140 thousand under this complaint. As of March 30, 2007 we have recorded an accrual related to this matter.

Sales Tax

We underwent a California state sales and use tax audit for the period of October 2001 through September 2004. Subsequent to the audit we accrued $145 thousand for sales and use taxes and interest. Of the $145 thousand, $133 thousand related to prior years. We concluded that these adjustments are not quantitatively or qualitatively material to results for the current year, or to any prior years’ earnings, earnings trends or financial statement line items. Subsequently, we reduced the amount of expense by $44 thousand as a result of a revised assessment from the State Board of Equalization.

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

PRINTRONIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2007, one of our vendors claimed we owed past due amounts under a licensing agreement dated in December 1990. The vendor is requesting payment of past due amounts plus interest from 1995 through present. As of March 30, 2007, we have recorded $54 thousand for the amount we believe is contractually owed to the vendor.

Note 8	Subsequent Event

On May 23, 2007, the company declared a cash dividend of $0.10 per share, or $0.7 million based on 6.7 million shares outstanding, to be paid on June 19, 2007 to shareholders of record as of June 5, 2007.

On June 1, 2007, the company paid off the remaining principal amount due on its long-term note in the amount of $12.7 million.

Note 9	Quarterly Data (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	($ in thousands, except per share data)

Fiscal Year 2007:
Revenue	$31,650	$29,263	$34,883	$32,620
Gross margin	$12,399	$11,502	$13,908	$12,247
Net income(1)	$556	$211	$1,962	$151
Net income per share(3):
Basic	$0.09	$0.03	$0.31	$0.02
Diluted	$0.09	$0.03	$0.30	$0.02
Fiscal Year 2006:
Revenue	$31,787	$28,958	$33,851	$33,225
Gross margin	$12,309	$10,787	$13,025	$12,079
Net income (loss)(2)	$210	$(1,598)	$862	$(7,433)
Net income (loss) per share(3):
Basic	$0.03	$(0.26)	$0.14	$(1.19)
Diluted	$0.03	$(0.26)	$0.13	$(1.19)

(1)	The net income for the second quarter of fiscal year 2007 included a charge of $145 thousand related to assessment of amounts due resulting from a California state sales tax audit. Of this amount, $133 thousand related to prior fiscal years. The net income for the fourth quarter of fiscal year 2007 included a $54 thousand accrual for past due amounts being claimed by one of our vendors under a licensing agreement dated in December 1990. See Note 7 to the Consolidated Financial Statements for further information related to both of these matters.

(2)	The net loss for the fourth quarter ended March 31, 2006 included two tax charges amounting to $4.7 million. The company repatriated an intercompany dividend in the fourth quarter of fiscal year 2006 of $32 million, which resulted in a federal and state income tax charge of $1.0 million and a foreign withholding tax charge of $1.1 million. In addition, there was an increase in the deferred tax asset valuation of $2.6 million due to cumulative losses in our domestic operations.

(3)	Net income (loss) per share calculations were based on the weighted-average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full net income (loss) per share amount.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

We assessed the effectiveness of the company’s internal control over financial reporting as of March 30, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of March 30, 2007.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of March 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter ended March 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required under Item 10, “Directors, Executive Officers and Corporate Governance” (except for certain information concerning the Executive Officers provided below), has been omitted from this report. Such information is hereby incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of

Stockholders to be held on August 21, 2007, which the company intends to file with the Securities and Exchange Commission not later than July 20, 2007.

Executive Officers of the Registrant

The executive officers of Printronix and their ages as of March 30, 2007, are as follows:

Robert A. Kleist	78	President, Chief Executive Officer and Director
Theodore A. Chapman	58	Senior Vice President, Engineering and Product Marketing and Chief Technical Officer
C. Victor Fitzsimmons	58	Senior Vice President, Worldwide Operations
George L. Harwood	62	Senior Vice President, Finance and Information Systems (IS), Chief Financial Officer and Corporate Secretary
James B. McWilson	50	Senior Vice President, Worldwide Sales

Officers are appointed by, and hold office at, the pleasure of the Board of Directors.

Mr. Kleist is one of the founders of Printronix and has served as a director and its President and Chief Executive Officer since its formation in 1974. In addition, Mr. Kleist served as Chief Financial Officer from February 1987 to October 1988, a position he also held from August 1985 until January 1986.

Mr. Chapman joined Printronix in November 1995 as Vice President, Product Development. In April 1999, Mr. Chapman was appointed Senior Vice President, Engineering and Product Marketing and Chief Technical Officer. From July 1970 to October 1995, Mr. Chapman held various engineering and senior management positions with IBM Corporation.

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

As Senior Vice President of Worldwide Sales, Mr. McWilson’s responsibilities include distribution sales, major account sales, consumables, spares and services in the United States, Europe, Middle East and Africa, Asia Pacific, Canada and Latin America. Before joining Printronix in 2002, Mr. McWilson served as Vice President of Sales and Marketing and as a corporate officer for Minolta-QMS, where his responsibilities included leading the North and South American sales and marketing teams. He also served as vice president of sales and marketing and as a corporate officer for Genicom from 1995 to 2000.

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

Nominating Committee

A nominating committee provides suggestions for director nominations. The policies and procedures of the nominating committee are incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 21, 2007, which the company intends to file with the Securities and Exchange Commission not later than July 20, 2007.

Item 11.	Executive Compensation

Information required under Item 11, “Executive Compensation,” has been omitted from this report. Such information is hereby incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 21, 2007, which the company intends to file with the Securities and Exchange Commission not later than July 20, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” has been omitted from this report. Such information is hereby incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 21, 2007, which the company intends to file with the Securities and Exchange Commission not later than July 20, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required under Item 13, “Certain Relationships and Related Transactions, and Director Independence,” has been omitted from this report. Such information is hereby incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 21, 2007, which the company intends to file with the Securities and Exchange Commission not later than July 20, 2007.

Item 14.	Principal Accounting Fees and Services

Information required under Item 14, “Principal Accounting Fees and Services,” has been omitted from this report. Such information is hereby incorporated by reference from Printronix’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 21, 2007, which the company intends to file with the Securities and Exchange Commission not later than July 20, 2007.

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

Dated: June 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Kleist Robert A. Kleist	President, Chief Executive Officer and Director (Principal Executive Officer)	June 6, 2007

/s/ George L. Harwood George L. Harwood	Senior Vice President, Finance and Information Systems (IS), Chief Financial Officer and Corporate Secretary (Principal Accounting and Financial Officer)	June 6, 2007

/s/ Bruce T. Coleman Bruce T. Coleman	Director	June 6, 2007

/s/ John R. Dougery John R. Dougery	Director	June 6, 2007

/s/ Chris Whitney Halliwell Chris Whitney Halliwell	Director	June 6, 2007

/s/ Erwin A. Kelen Erwin A. Kelen	Director	June 6, 2007

/s/ Charles E. Turnbull Charles E. Turnbull	Director	June 6, 2007

INDEX OF EXHIBITS

Exhibit		Incorporation
Number	Description	Reference

3.1*	Certificate of Incorporation of Printronix, Inc.	(a)
3.2*	By-laws of Printronix, Inc. currently in effect, as amended in Exhibit 3.2a.	(b)
3.2a*	Amendment to By-laws of Printronix, Inc.	(c)
4.1	Copies of certain instruments, which in accordance with paragraph(b)(4) (iii) of Item 601 of Regulation S-K are not required to be filed as exhibits to Form 10-K, have not been filed by Printronix. Printronix agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
4.2*	Amended and Restated Rights Agreement, dated as of April 4, 1999 between Printronix, Inc. and ChaseMellon Shareholder Services, L.L.C., including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively.	(d)
10.1*	Printronix, Inc. 1980 Employee Stock Purchase Plan, as amended.	(e)
10.2*	Form of Indemnification Agreement between Printronix, Inc. and its directors.	(f)
10.3*	Printronix, Inc. Executive Health Insurance Plan.	(g)
10.4*	Printronix, Inc. 1994 Stock Incentive Plan.	(h)
10.5*	Printronix, Inc. 1994 Stock Incentive Plan, as amended.	(i)
10.6*	Printronix, Inc. 1994 Stock Incentive Plan, as amended.	(j)
10.7*	Printronix, Inc. 1994 Stock Incentive Plan, as amended.	(k)
10.8*	Printronix, Inc. 2005 Stock Option Plan.	(l)
10.9*	Restricted Stock Purchase Agreement dated April 9, 2004.	(m)
10.10*	Restricted Stock Purchase Agreement dated July 9, 2005 between the Company and James B. McWilson.	(n)
14*	Code of Ethics, Senior Executive/Financial.	(o)
21	List of Printronix’s subsidiaries.
23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
23.1	Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP.
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Securities and Exchange Commission as set forth in the following table:

(a)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1998, as filed with the Securities and Exchange Commission on June 25, 1998.

(b)	Incorporated by reference to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 31, 1989, as filed with the Securities and Exchange Commission on June 28, 1989.

(c)	Incorporated by reference to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 26, 1999, as filed with the Securities and Exchange Commission on June 24, 1999.

(d)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on or about May 7, 1999.

(e)	Incorporated by reference to Exhibits 4.1 and 4.2 to Company’s Post-Effective Amendment No. 5 to Registration Statement on Form S-8 (Registration No. 2-70035), as filed with the Securities and Exchange Commission on December 12, 1985.

(f)	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 27, 1987, as filed with the Securities and Exchange Commission on June 23, 1987.

(g)	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 29, 1985, as filed with the Securities and Exchange Commission on June 25, 1985.

(h)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 25, 1994, as filed with the Securities and Exchange Commission on June 22, 1994.

(i)	Incorporated by reference to the Company’s 1997 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on July 11, 1997.

(j)	Incorporated by reference to the Company’s 1999 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on July 13, 1999.

(k)	Incorporated by reference to the Company’s 2001 Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on July 18, 2001.

(l)	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 31, 2006, as filed with the Securities and Exchange Commission on June 27, 2006.

(m)	Incorporated by reference to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 26, 2004, as filed with the Securities and Exchange Commission on June 23, 2004.

(n)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 31, 2006, as filed with the Securities and Exchange Commission on June 27, 2006.

(o)	Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for Fiscal Year Ended March 31, 2006, as filed with the Securities and Exchange Commission on June 27, 2006.