Form 10-Q
period 2007-06-29
PRINTRONIX INC
filed 2007-08-08
CIK 311505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).
YES       ☐                      NO       ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 27, 2007

$0.01 par value	6,681,174

PRINTRONIX, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 29, 2007 and March 30, 2007
(Unaudited)

	June 29,	March 30,
	2007	2007
	($ in thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$17,976	$26,847
Short-term investments	8,200	12,015
Accounts receivable, net of allowances for doubtful accounts and sales returns of $1,081 as of June 29, 2007, and $1,105 as of March 30, 2007	19,379	20,776
Inventories:
Raw materials	8,598	8,082
Subassemblies	3,288	3,605
Work in process	260	251
Finished goods	4,129	3,343

Total inventory	16,275	15,281
Prepaid expenses and other current assets	1,814	1,901
Deferred income tax assets, net	121	146

Total current assets	63,765	76,966

Property, plant, and equipment, at cost:
Machinery and equipment	25,125	25,119
Furniture and fixtures	21,719	21,641
Buildings and improvements	23,179	23,179
Land	8,100	8,100
Leasehold improvements	793	788

	78,916	78,827
Less: Accumulated depreciation and amortization	(50,596)	(49,714)

Property, plant and equipment, net	28,320	29,113
Long-term deferred income tax assets, net	283	283
Other assets	708	665

Total assets	$93,076	$107,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$7,748	$9,452
Accrued liabilities:
Payroll and employee benefits	4,729	4,225
Warranty	761	767
Deferred revenue	2,692	2,744
Professional fees	890	1,155
Other	1,600	2,137
Income taxes	158	130
Current portion of long-term debt	—	12,775

Total current liabilities	18,578	33,385

Deferred revenue, net of current portion	1,530	1,542
Long-term income tax liabilities	579	—
Long-term deferred income tax liabilities, net	121	146
Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Common stock, $0.01 par value (Authorized 30,000,000 shares; shares issued and outstanding 6,681,174 as of June 29, 2007, and 6,679,564 as of March 30, 2007)	67	67
Additional paid-in capital	37,518	37,504
Accumulated other comprehensive income	1	8
Retained earnings	34,682	34,375

Total stockholders’ equity	72,268	71,954

Total liabilities and stockholders’ equity	$93,076	$107,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 29, 2007 and June 30, 2006
(Unaudited)

	Three Months Ended
	June 29,	June 30,
	2007	2006
	($ in thousands, except share and per share data)
Revenue	$30,641	$31,650
Cost of sales	18,286	19,251

Gross margin	12,355	12,399

Operating expenses:
Engineering and development	2,876	3,139
Sales and marketing	5,749	5,955
General and administrative	2,986	2,861

Total operating expenses	11,611	11,955

Income from operations	744	444

Foreign currency gains, net	(121)	(6)
Interest income	(439)	(460)
Interest expense	147	224
Other income, net	(9)	(7)

Income before taxes	1,166	693
Income tax provision	139	137

Net income	$1,027	$556

Net income per share:
Basic	$0.16	$0.09
Diluted	$0.16	$0.09

Shares used in computing net income per share:
Basic	6,385,451	6,283,591
Diluted	6,508,411	6,460,220
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 29, 2007 and June 30, 2006
(Unaudited)

	Three Months Ended
	June 29,	June 30,
	2007	2006
	($ in thousands)
Cash flows from operating activities:
Net income	$1,027	$556
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,012	1,124
Recovery of doubtful accounts	(33)	(34)
Loss on disposal of property and equipment	15	77
Changes in operating assets and liabilities:
Accounts receivable	1,430	(1,107)
Inventories	(994)	(950)
Prepaid expenses and other assets	37	(302)
Accrued interest income	(66)	(11)
Accounts payable	(1,704)	710
Payroll and employee benefits	504	219
Accrued warranty	(6)	(11)
Accrued professional fees	(265)	(624)
Accrued income taxes	28	(2,106)
Deferred revenue	(63)	(9)
Other liabilities	(39)	(99)

Net cash provided by (used in) operating activities	883	(2,567)

Cash flows from investing activities:
Purchases of property and equipment	(305)	(526)
Proceeds from disposition of property and equipment	71	1
Proceeds from sales of short-term investments	3,880	—
Purchases of short-term investments	—	(1,461)

Net cash provided by (used in) investing activities	3,646	(1,986)

Cash flows from financing activities:
Payments made on long-term debt	(12,775)	(175)
Proceeds from employee stock incentive plans	14	207
Cash dividends declared and paid	(639)	(440)

Net cash used in financing activities	(13,400)	(408)

Net decrease in cash and cash equivalents	(8,871)	(4,961)
Cash and cash equivalents at beginning of period	26,847	41,546

Cash and cash equivalents at end of period	$17,976	$36,585

Supplemental disclosure of cash flow information:
Income tax paid	$140	$2,691
Interest paid	$216	$212
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 29, 2007 and March 30, 2007, and for the Three Months Ended
June 29, 2007 and June 30, 2006
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
     In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and footnotes thereto included in our latest Annual Report on Form 10-K for the fiscal year ended March 30, 2007, as filed with the Securities and Exchange Commission. The consolidated balance sheet as of March 30, 2007, presented herein has been derived from the audited consolidated balance sheet contained in our latest Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year.
     Unless the context otherwise requires, the terms “we,” “our,” “us,” “company” and “Printronix” refer to Printronix, Inc. and its consolidated subsidiaries.
Reclassifications
     Certain amounts for the prior periods have been reclassified to conform to the fiscal year 2008 presentation.
Recently Adopted Accounting Standards
  Uncertainty in Income Taxes
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes – an Interpretation of FASB statement No. 109” (“FIN 48”). The company adopted FIN 48 on March 31, 2007, the first day of the 2008 fiscal year. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. FIN 48 also provided guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FIN 48 did not have any impact on our condensed consolidated statement of operations. The effect of adoption of FIN 48 on our condensed consolidated balance sheet as of June 29, 2007 is summarized in Note 5, Income Taxes.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Sales Tax Collected from Customers
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation),” (“EITF 06-03”). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed. As a part of the company’s normal course of business, we collect sales taxes from customers. Sales taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. The company’s policy is to present revenue and costs, net of sales taxes.
New Accounting Standards Not Yet Adopted
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect this statement to have a material impact on the condensed consolidated financial statements of the company.
Note 2 Investments
     At June 29, 2007 and March 30, 2007, the company had total interest bearing investments of $19.0 million and $31.9 million, respectively, consisting primarily of available-for-sale marketable securities. The below table summarizes total interest bearing investments:

	June 29,	March 30,
	2007	2007
	($ in thousands)
Available for sale marketable securities:
Commercial paper and money market	$11,365	$25,323
Repurchase agreements	2,415	144
Taxable corporate securities	601	602
Asset-backed securities	4,243	5,412

Total marketable securities	18,624	31,481
Other:
Certificates of deposit	386	382

Total interest bearing investments	$19,010	$31,863

Classified and reported as:
Cash equivalents	$10,568	$19,640
Short-term investments	8,200	12,015
Other assets	242	208

	$19,010	$31,863

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table reflects the estimated fair value of our interest bearing investments at June 29, 2007, by contractual maturity:

Estimated
Fair Value
($ in thousands)
Due in 90 days or less	$10,810
Due after 90 days through one year	3,957
Due after one year through five years	2,948
Due after five years through ten years	—
Due after ten years	1,295

$19,010

     Although contractual maturities of these investments range from less than ninety days to thirty years, they are classified primarily as current assets under cash equivalents and short-term investments in the condensed consolidated balance sheets due to expected holding periods of less than one year. In addition to the $19.0 million interest bearing investments, the company had $7.4 million of cash primarily held in interest bearing checking accounts at June 29, 2007.
     At June 29, 2007 the estimated fair value of each investment approximated its amortized cost and therefore we had no significant unrealized gains or losses or any non-temporary losses. Net unrealized gains for the periods ending June 29, 2007 and March 30, 2007 were $1 thousand and $8 thousand, respectively.
Note 3 Product Warranties
     We maintain an accrual for warranty obligations based upon our claims experience and other known factors. We evaluate the warranty accrual requirements and record a provision for estimated warranty obligations to cost of sales. We determine the provision for warranty charges by applying the estimated repair cost and estimated return rates to the outstanding units under warranty. We generally offer either a 90-day on-site repair option or a 12-month or longer return-to-factory option. The on-site warranty covers the cost of the parts and the labor to replace these parts. The return-to-factory warranty covers only the replacement parts. If a defective product cannot be repaired, it is replaced at no additional cost to the customer. Supplies are warranted for one year.
     The following is a summary of our accrued warranty obligation for the periods presented:

	Three Months Ended
	June 29,	June 30,
	2007	2006
	($ in thousands)
Beginning balance, warranty reserve	$767	$865
Add warranty expense	221	203
Accrual adjustments to reflect actual experience	(24)	19
Deduct warranty charges incurred	(203)	(233)

Ending balance, warranty reserve	$761	$854

Note 4 Bank Borrowings and Debt Arrangements
Long-Term Note
     During the first quarter of fiscal year 2008, the company made its scheduled $12.8 million payment to a United States Bank, at which time the long-term note was paid in full. The company has no further obligation or commitment related to this long-term note.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Lines of Credit and Standby Letters of Credit
     At June 29, 2007, one of our foreign subsidiaries maintained unsecured lines of credit for $2.1 million with major foreign banks. These credit facilities are subject to a financial covenant, which requires that we maintain a net worth of not less than $64.0 million. We were in compliance with this financial covenant for all fiscal periods presented. The parent company guarantees any amounts outstanding up to $1.8 million on one of the lines of credit. No fees are charged for the unused portion of the lines of credit. Any borrowings on the lines of credit would be subject to interest rates at approximately 0.25 percent to 1.0 percent above the prime-lending rate.
     We maintain a $0.4 million standby letter of credit related to our workers’ compensation insurance program. The standby letter of credit is secured by a cash deposit and is automatically renewed annually. Any borrowings would be subject to interest rates at 2.0 percent above the prime-lending rate, subject to certain maximum limits.
     As of June 29, 2007 and March 30, 2007, there were no outstanding balances against any lines or letters of credit referred to above, nor were there any cash borrowings during the three months ended June 29, 2007.
Credit Agreement for Hedging Activity
     We have a commitment facility for $2.7 million with a major foreign bank to support our hedging activities. This commitment facility has no restrictive covenants and is available to fund any forward currency contracts should we be unable to satisfy our obligations. The agreement automatically renews annually, subject to certain administrative compliance requirements. There are no annual fees under this agreement. Any borrowings under this agreement would be subject to interest rates available at that time. As of June 29, 2007 and March 30, 2007, there were no outstanding balances against this commitment facility, nor were there any amounts borrowed during the three months ended June 29, 2007.
Note 5 Income Taxes
     The tax provision for the three months ended June 29, 2007 reflects state minimum franchise taxes, state franchise tax refund and foreign income taxes. The following table summarizes our tax provision for the three months ended June 29, 2007 and June 30, 2006:

	Three Months Ended
	June 29, 2007	June 30, 2006
	($ in thousands)
State	$(14)	$5
Foreign	153	132

Total	$139	$137

     A full valuation allowance was recorded against all deferred tax assets, including net operating loss carryforwards generated in the United States since it is more likely than not that such deferred tax assets will not be realized. In the first quarter of fiscal year 2007, we paid $2.5 million in taxes related to the $32.0 million of dividends repatriated during the fourth quarter of fiscal year 2006 under the American Jobs Creation Act (AJCA).
     The company adopted FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes – an Interpretation of FASB statement No. 109” (“FIN 48”) on March 31, 2007, the first day of the 2008 fiscal year. At March 31, 2007, unrecognized tax benefits and related accrued interest and penalties totaled $0.5 million. As a result of the cumulative effect of the adoption, the company recorded an additional tax liability of $81 thousand as a decrease to retained earnings. As of June 29, 2007, total unrecognized tax benefits were $0.6 million, which includes accrued interest and penalties of $96 thousand. In addition, our long-term deferred tax assets are reduced by unrecognized tax benefits of $2.6 million. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax provision in the condensed consolidated statement of operations. Recognition of these unrecognized tax benefits would impact our effective tax rate.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We have subsidiaries in various countries and are therefore subject to varying income tax rates. We had a favorable pioneer tax status in Singapore which exempted income generated from the manufacture and sale of the Printronix P5000 and P7000 Series line matrix and T5000 thermal products by our Singapore subsidiary from income tax liability. The pioneer status expired at the end of our prior fiscal year on March 30, 2007. The effect of this pioneer status on our first quarter of prior fiscal year 2007 was a $0.1 million, or $0.02 per diluted share, of tax savings.
     During fiscal year 2006, we filed a protest and amended state income tax returns with the State of California Franchise Tax Board (“FTB”) to claim previously unclaimed research tax credits related to tax years ending March 1994 through March 2003. In September 2006, we received a notice from the FTB that it was conducting a review of our amended returns for the tax years March 1998 through March 2000. During the first quarter of fiscal 2008 the FTB completed their review resulting in a refund in the amount of $30 thousand.
     As of June 29, 2007, the major tax jurisdictions for the company are the United States, Netherlands, Germany, the United Kingdom, France and Singapore. Of the major tax jurisdictions, we may be subject to examination for the fiscal years 2001 to 2006.
Note 6 Cash Dividends
     During the three months ended June 29, 2007, the company declared and paid cash dividends of $0.10 per share, or $0.6 million, based on 6.4 million shares outstanding.
Note 7 Net Income per Share
     Basic net income per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive.
     Net income per share for the three months ended June 29, 2007 and June 30, 2006 is set forth in the following table:

	Three Months Ended
	June 29,	June 30,
	2007	2006
	($ in thousands, except share and per share data)
Net income	$1,027	$556
Basic weighted-average shares outstanding	6,385,451	6,283,591
Basic net income per share	$0.16	$0.09

Effect of dilutive securities:
Basic weighted-average shares outstanding	6,385,451	6,283,591
Dilutive effect of stock options	122,960	176,629

Dilutive weighted-average shares outstanding	6,508,411	6,460,220
Diluted net income per share	$0.16	$0.09
     The dilutive weighted-average shares outstanding do not include the antidilutive impact of 116,775 and 116,242 shares for the three-month periods ended June 29, 2007 and June 30, 2006, respectively, because the exercise price of the stock options exceeded the average market value of the stock in the periods presented.
Note 8 Other Comprehensive Income
     Other comprehensive income represents unrealized gains and losses on the Euro foreign currency forward exchange contracts that qualify for hedge accounting and unrealized gains and losses on short-term investments. The aggregate amount of such gains or losses that have not yet been recognized in net income is reported in the equity portion of the condensed consolidated balance sheets as accumulated other comprehensive income. Unrealized net gains on short-term investments at June 29, 2007 were $1 thousand. There were no unrealized gains or losses related to foreign currency forward exchange contracts at June 29, 2007.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table reconciles net income to other comprehensive income for the fiscal periods presented:

	Three Months Ended
	June 29,	June 30,
	2007	2006
	($ in thousands)
Net income	$1,027	$556
Unrealized holding (losses) gains arising from available-for-sale securities during the period	(7)	4
Realized gain on foreign currency forward-exchange contracts	—	23

Total Comprehensive Income	$1,020	$583

Note 9 Segment and Concentration of Risk
     We manufacture and sell a variety of printers and associated products and conduct business in a single operating segment.
     IBM, our largest customer, and Ricoh formed a joint venture company, InfoPrint Solutions Company (“InfoPrint Solutions”), which effectively owns IBM’s Printing System Division as of June 2007. The Printronix contracts with IBM have been assigned to InfoPrint Solutions. InfoPrint Solutions accounted for approximately 20.1 percent and 17.7 percent of our consolidated net revenue for quarters ended June 29, 2007 and June 30, 2006, respectively. No other customer accounted for more than 10.0 percent of our consolidated net revenue.
     InfoPrint Solutions accounted for 22.7 percent of our accounts receivable balance at June 29, 2007, and 20.3 percent as of March 30, 2007. No other customers represented more than 10.0 percent of our consolidated accounts receivable.
Note 10 Commitments and Contingencies
Operating Leases
     With the exception of Singapore, we conduct our foreign operations and some United States sales operations using leased facilities under non-cancelable operating leases that expire at various dates from fiscal year 2008 through fiscal year 2010. We own the building in Singapore and have a land lease that expires in fiscal year 2057. There were no material changes in our operating lease commitments as of June 29, 2007 from those reported in our Annual Report on Form 10-K.
Guarantees
     We have posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold such bonds should require payment from the Surety, we would be obligated to indemnify and reimburse the Surety for all costs incurred. As of June 29, 2007, we had $1.0 million of these bonds outstanding.
Purchase Obligations
     At June 29, 2007, we had non-cancelable purchase obligations with our suppliers totaling $0.5 million, that were subsequently increased to $1.8 million in August 2007. We expect to fulfill these obligations through the normal course of business by December 2012.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     In August 2002, we responded to an inquiry from the California Department of Toxic Substance Control (the “Department”) regarding the operations at the site of the former production plant. In February 2004, the Department submitted a proposed Corrective Action Consent Agreement to Printronix, which would require Printronix to perform an investigation of the site that would be used as a basis to determine what, if any, remediation activities would be required of Printronix. During fiscal year 2006, the Department agreed to include the prior tenant of the site in the ongoing inquiry. We have agreed to perform an initial environmental test, which we believe will further support our claim that we did not use the VOCs in question. During fiscal year 2007, Printronix and the prior tenant referred to above were jointly issued an Enforcement Order in respect to 1700 Barranca Parkway, Irvine, CA. The Enforcement Order required both parties to: a) evaluate if interim measures are required and take action if necessary, b) perform an investigation of the site and c) take corrective measures if contaminants are found. By August 7, 2006, a Corrective Action Consent Agreement to conduct a Preliminary Endangerment Assessment (“PEA”) had been agreed upon and executed by both Printronix and the prior tenant, and only requires that both parties: a) evaluate if interim measures are required and take action if necessary and b) perform an investigation of the site. Printronix and the prior tenant selected an environmental consulting firm to conduct the PEA on their behalf. The PEA has commenced as of July 2007, and testing results are expected to be received during second quarter of fiscal year 2008.
     We are convinced that we bear no responsibility for any contamination at the site and we intend to defend vigorously any action that might be brought against us with respect thereto.
     As of June 29, 2007 and March 30, 2007, we had accrued $105 thousand and $118 thousand, respectively, which we believe is a reasonable estimate to cover expenses for environmental tests, which we are prepared to undertake. The accrual is included in accrued liabilities – other on the condensed consolidated balance sheets.
Legal Matters
     We are involved in various claims and legal matters in the ordinary course of business. We do not believe these matters will have a material adverse effect upon the consolidated results of operations or financial condition.
     A supplier to our subsidiary in Singapore filed a complaint for non-payment of parts purchased in prior fiscal years. Our subsidiary in Singapore withheld payments for the parts due to significant quality issues in the design of the product. The supplier has claimed damages of $140 thousand under this complaint. As of June 29, 2007, we have recorded an accrual related to this matter.
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
     In addition, in connection with the standby letter of credit agreement obtained for the workers’ compensation insurance program, we have agreed to indemnify the bank from any third party claims related to its performance on our behalf. The term of this indemnification agreement extends beyond the term of the standby letter of credit agreement. We believe the fair value of this indemnification agreement is minimal and have not recorded a liability.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     Except for historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” about Printronix, within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “objectives,” “believes,” “expects,” “plans,” “intends,” “should,” “estimates,” “anticipates,” “forecasts,” “projections,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer peripheral industry and in the economy in general; the ability of the company to achieve growth in the Asia Pacific market; adverse political and economic events in the company’s markets; a worsening of the global economy due to general conditions; a worsening of the global economy resulting from terrorist attacks or risk of war; a worsening of the global economy resulting from an outbreak of avian flu or other world health epidemic; the ability of the company to maintain its production capability in its Singapore plant or obtain product from its Asia Pacific suppliers should a world health epidemic occur; the ability of the company to hold or increase market share with respect to line matrix printers; the ability of the company to successfully compete against entrenched competition in the thermal printer market; the ability of the company to adapt to changes in requirements for radio frequency identification (“RFID”) products by Wal«Mart and/or the Department of Defense (the “DOD”) and others; the ability of the company to attract and to retain key personnel; the ability of the company’s customers to achieve their sales projections, upon which the company has in part based its sales and marketing plans; the ability of the company to retain its customer base and channel; the ability of the company to compete against alternate technologies for applications in its markets; the ability of the company to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change; and that InfoPrint Solutions Company, the successor entity to IBM’s Printing Systems Division, may change its product and marketing focus in a way that reduces its purchase of Printronix products. The company does not undertake to publicly update or revise any of its forward-looking statements, even if experience or new information shows that the indicated results or events will not be realized.
Message from the President
     The first quarter of fiscal year 2008 resulted in net income of $0.16 per diluted share on sales of $30.6 million. This compares with net income of $0.09 per diluted share on sales of $31.7 million for the same quarter last year. Sales during the first three months of fiscal year 2008 reflected a decline in OEM and direct sales offset by an increase in sales through the distribution channel. During the first quarter of fiscal year 2008, we were able to increase our profitability over first quarter of prior fiscal year through a continued focus on increasing productivity and cost containment.
     Worldwide revenue for the first three months of fiscal year 2008 decreased 3.2 percent over the same period last year. Thermal sales increased 13.4 percent over the prior year quarter to $7.1 million primarily due to increased sales in the EMEA automotive sector, sales to a new direct account, and continued improvement in distribution sales. Line matrix sales decreased 7.2 percent to $21.1 million partly due to decreased sales to one major customer, as they outfitted their two new distribution centers during our first quarter of prior fiscal year, and partly due to lower OEM service revenue. Regionally, Americas sales decreased 10.0 percent to $14.6 million, EMEA sales increased 2.9 percent to $10.5 million and Asia Pacific sales increased by 5.9 percent to $5.6 million from the prior year quarter.
     IBM, our largest customer, and Ricoh formed a joint venture company, InfoPrint Solutions Company (“InfoPrint Solutions” or “JV of IBM/Ricoh”), which effectively owns IBM’s Printing System Division as of June 2007. The Printronix contracts with IBM have been assigned to InfoPrint Solutions, and business is expected to continue as before. We will continue to report and compare sales to InfoPrint Solutions with our prior year sales to IBM.

     Cash and short-term investments were $26.2 million at June 29, 2007 compared with $38.9 million at the end of fiscal year 2007, primarily due to repayment of the $12.8 million long-term note during the first three months of fiscal year. We believe that this strong cash position can continue to fund dividends and future growth opportunities.
RESULTS OF OPERATIONS
Revenue
Compared with the Prior Year Quarter — Overview
     Revenue for the current quarter was $30.6 million, a decrease of $1.0 million, or 3.2 percent, over the same period last year. The decrease in revenue for the current quarter was mainly attributable to lower line matrix and laser printer sales, offset by increased thermal printer sales. Americas sales decreased by $1.6 million, or 10.0 percent, partly due to decreased sales to one major customer, as they outfitted their two new distribution centers for operation during our first quarter of prior fiscal year, and partly due to lower OEM service revenue. Revenue increased in EMEA by $0.3 million or 2.9 percent due to increased activities in the automotive sector and improving Euro exchange rates. Asia Pacific increased by $0.3 million or 5.9 percent due to an increase in line matrix and thermal printer sales through the distribution channel.
Revenue by Geographic Region
     Revenue by geographic region, related percent changes and percent of total revenue for the first quarter of fiscal year 2008 and 2007 were as follows:

	Three Months Ended			Percent of Total Sales
	June 29,	June 30,	Percent	June 29,	June 30,
Geographic Region	2007	2006	Change	2007	2006
	($ in thousands)
Americas	$14,570	$16,188	-10.0%	47.5%	51.1%
EMEA	10,474	10,179	2.9%	34.2%	32.2%
Asia Pacific	5,597	5,283	5.9%	18.3%	16.7%

	$30,641	$31,650	-3.2%	100.0%	100.0%

     Americas sales decreased by 10.0 percent to $14.6 million, which is the combined result of a decrease in sales to one major customer as they outfitted their two new distribution centers during our first quarter of prior fiscal year, and a decrease in service and maintenance revenue. EMEA sales increased 2.9 percent to $10.5 million due to increased activities in the automotive sector and the $0.3 million favorable impact of changes in Euro exchange rates on line matrix and thermal printer sales through the distribution channel. Asia Pacific sales increased 5.9 percent to $5.6 million principally due to an increase in line matrix and thermal printer sales through the distribution channel.
Revenue by Product Technology
     Revenue by product technology, related percent changes and percent of total revenue for the first quarter of fiscal year 2008 and 2007 were as follows:

	Three Months Ended			Percent of Total Sales
	June 29,	June 30,	Percent	June 29,	June 30,
Product Technology	2007	2006	Change	2007	2006
	($ in thousands)
Line matrix	$21,109	$22,748	-7.2%	68.9%	71.9%
Thermal (includes RFID)	7,082	6,245	13.4%	23.1%	19.7%
Laser	2,450	2,657	-7.8%	8.0%	8.4%

	$30,641	$31,650	-3.2%	100.0%	100.0%

     Line matrix sales decreased from the prior year quarter principally due to a decrease in sales to one major customer, as they outfitted their two new distribution centers during our first quarter of prior fiscal year, and lower service sales in the Americas. Thermal sales increased due to increased sales in the EMEA automotive sector, as well as printer and services sales to a significant direct customer. Laser sales continue to show a decline. We continue to focus our efforts on updating our laser product line.
Revenue by Channel
     Revenue by channel, related percent changes, and percent of total sales for the first quarter of fiscal year 2008 and 2007 were as follows:

	Three Months Ended			Percent of Total Sales
	June 29,	June 30,	Percent	June 29,	June 30,
Channel	2007	2006	Change	2007	2006
	($ in thousands)
OEM	$7,400	$7,861	-5.9%	24.2%	24.8%
Distribution	21,823	21,114	3.4%	71.2%	66.7%
Direct	1,418	2,675	-47.0%	4.6%	8.5%

	$30,641	$31,650	-3.2%	100.0%	100.0%

     Sales through the OEM channel decreased 5.9 percent to $7.4 million primarily due to decreases in EMEA and Americas service and maintenance sales, offset by increased sales to InfoPrint Solutions (JV of IBM/Ricoh) from direct sales of consumables to InfoPrint Solutions that were previously sold through the distribution channel prior to the formation of InfoPrint Solutions. Sales through the distribution channel increased 3.4 percent to $21.8 million primarily due to an increase in line matrix and thermal printer sales in EMEA and Asia Pacific. EMEA and Asia Pacific growth was resulted from increased sales to distributors with our continued efforts to work with distributors on demand-generation programs. Direct sales decreased 47.0 percent to $1.4 million primarily due to decrease in direct sales to a major customer compared to first quarter last year when they outfitted their two new distribution centers for operation.
Revenue by Customer
     Revenue by customer, related percent changes and percent of total revenue for the first quarter of fiscal year 2008 and 2007 were as follows:

	Three Months Ended			Percent of Total Sales
	June 29,	June 30,	Percent	June 29,	June 30,
Customer	2007	2006	Change	2007	2006
	($ in thousands)
InfoPrint Solutions (JV of IBM/Ricoh)	$6,170	$5,609	10.0%	20.1%	17.7%
Second largest customer	1,271	632	101.1%	4.1%	2.0%
Third largest customer	1,141	2,534	-55.0%	3.7%	8.0%
Total top ten customers	14,190	14,941	-5.0%	46.3%	47.2%
     Sales to InfoPrint Solutions (JV of IBM/Ricoh) increased by 10.0 percent to $6.2 million, primarily due to sales of consumables to InfoPrint Solutions that were previously sold through the distribution channel prior to the formation of InfoPrint Solutions. Sales to our second largest customer increased to $1.3 million primarily due to major projects in the Middle East. Sales to our third largest customer decreased to $1.1 million from a year ago when they outfitted their two new distribution centers.

Recurring Revenue
     Recurring revenue from the installed base was $13.3 million, or 43.3 percent of total sales, in the current quarter, down slightly from $13.9 million, or 43.8 percent of total sales, for the same period a year ago. The decreases were primarily attributable to a $0.3 million decrease in laser consumables sales and a $0.3 million decrease in maintenance and service sales. Recurring revenue includes line matrix ribbons, laser consumables, spares, sales under the advance exchange program, labels, printer maintenance and depot repair services. We will continue to focus on this strategic growth initiative by marketing to our installed base of customers, continuing to add channels to market, and targeting the maintenance and repair business.
Gross Margin
     Gross margin percentage was 40.3 percent for the quarter ended June 29, 2007 compared with 39.2 percent of revenue for the same period a year ago. The increase in gross margin is a result of price increases on certain products, lower worldwide manufacturing costs, and improving value of Euro. Continuing efficiencies in the manufacturing process has enabled a 9.6 percent decrease in manufacturing personnel for the quarter ended June 29, 2007 compared with the quarter ended June 30, 2006. Changes in the value of the Euro had a favorable impact on gross margin of $0.2 million, or 0.6 percent of revenue.
Operating Expenses
     Operating expenses consist of engineering and development, sales and marketing and general and administrative costs. Operating expenses were $11.6 million for the current quarter and $12.0 million for the prior year quarter. Operating expenses, related percent changes and percent of total sales were as follows:

	Three Months Ended			Percent of Total Sales
	June 29,	June 30,	Percent	June 29,	June 30,
	2007	2006	Change	2007	2006
	($ in thousands)
Engineering and development	$2,876	$3,139	-8.4%	9.4%	9.9%
Sales and marketing	5,749	5,955	-3.5%	18.8%	18.8%
General and administrative	2,986	2,861	4.4%	9.7%	9.1%

	$11,611	$11,955	-2.9%	37.9%	37.8%

Engineering and Development
     Engineering expenses consist mostly of labor, test materials and infrastructure costs. In the current quarter, we incurred $2.9 million on engineering and development, compared with $3.1 million for the same period last year. As a percentage of revenue, engineering and development expenses decreased in the current quarter to 9.4 percent from 9.9 percent in the same quarter last year. Engineering and development expenses for the current quarter decreased over the prior year primarily due to a reduction in costs associated with the conversion to RoHs compliant products in EMEA and product development costs related to the mid-range thermal printer.
Sales and Marketing
     Sales and marketing expenses decreased $0.2 million compared to prior year quarter. As a percentage of revenue, sales and marketing expenses have remained stable at 18.8 percent due to our continued focus on cost containment measures primarily related to travel.
General and Administrative
     General and administrative expenses for the quarter increased to $3.0 million, compared with $2.9 million for the prior year quarter. As a percentage of revenue, general and administrative expenses increased in the current quarter to 9.7 percent from 9.1 percent in the same quarter last year. The current period reflects a $0.1 million increase in legal fees compared to the same quarter last year.

Foreign Currency Gains, Net
     Gains from foreign currency transactions and remeasurements were $121 thousand for the current quarter compared with $6 thousand for the quarter ended June 30, 2006. Changes in foreign currency transactions and remeasurements for the three months ended June 29, 2007, compared with the prior year quarter, were principally due to the effect of changes in the value of the Euro.
Interest and Other Income, Net
     Interest income, interest expense and other income, net are as follows:

	Three Months Ended
	June 29,	June 30,
	2007	2006
	($ in thousands)
Interest expense	$147	$224
Interest income	(439)	(460)
Other income, net	(9)	(7)
     Repayment of our long-term note in the amount of $12.8 reduced interest expense compared to same quarter last year. The decrease in interest expense was offset by the decrease in interest income due to a smaller investment portfolio after repayment of the note.
Income Taxes
     The tax provision for the three months ended June 29, 2007 reflects state minimum franchise taxes, state franchise tax refund and foreign income taxes. The following table summarizes our tax provision for the three months ended June 29, 2007 and June 30, 2006:

	Three Months Ended
	June 29, 2007	June 30, 2006
	($ in thousands)
State	$(14)	$5
Foreign	153	132

Total	$139	$137

     A full valuation allowance was recorded against all deferred tax assets, including net operating loss carryforwards generated in the United States since it is more likely than not that such deferred tax assets will not be realized. In the first quarter of fiscal year 2007, we paid $2.5 million in taxes related to the $32.0 million of dividends repatriated during the fourth quarter of fiscal year 2006 under the American Jobs Creation Act (AJCA).
     The company adopted FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes – an Interpretation of FASB statement No. 109” (“FIN 48”) on March 31, 2007, the first day of the 2008 fiscal year. At March 31, 2007, unrecognized tax benefits and related accrued interest and penalties totaled $0.5 million. As a result of the cumulative effect of the adoption, the company recorded an additional tax liability of $81 thousand as a decrease to retained earnings. As of June 29, 2007, total unrecognized tax benefits were $0.6 million, which includes accrued interest and penalties of $96 thousand. In addition, our long-term deferred tax assets are reduced by unrecognized tax benefits of $2.6 million. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax provision in the condensed consolidated statement of operations. Recognition of these unrecognized tax benefits would impact our effective tax rate.

     We have subsidiaries in various countries and are therefore subject to varying income tax rates. We had a favorable pioneer tax status in Singapore which exempted income generated from the manufacture and sale of the Printronix P5000 and P7000 Series line matrix and T5000 thermal products by our Singapore subsidiary from income tax liability. The pioneer status expired at the end of our prior fiscal year on March 30, 2007. The effect of this pioneer status on our first quarter of prior fiscal year 2007 was a $0.1 million, or $0.02 per diluted share, of tax savings.
     During fiscal year 2006, we filed a protest and amended state income tax returns with the State of California Franchise Tax Board (“FTB”) to claim previously unclaimed research tax credits related to tax years ending March 1994 through March 2003. In September 2006, we received a notice from the FTB that it was conducting a review of our amended returns for the tax years March 1998 through March 2000. During the first quarter of fiscal 2008 the FTB completed their review resulting in a refund in the amount of $30 thousand.
     As of June 29, 2007, the major tax jurisdictions for the company are the United States, Netherlands, Germany, the United Kingdom, France and Singapore. Of the major tax jurisdictions, we may be subject to examination for the fiscal years 2001 to 2006.
LIQUIDITY AND CAPITAL RESOURCES
Overview
     The primary source of liquidity historically has been cash generated from operations. As of June 29, 2007, cash, cash equivalents and short-term investments were $26.2 million, a decrease of $12.7 million from the beginning of the fiscal year. The decrease in net cash was due primarily to payment of the $12.8 million long-term note in full.
     Cash generated from operations has been sufficient to allow the company to fund its working capital needs, invest in capital expenditures as needed and pay dividends. Should we need to obtain additional sources of funds for any working capital needs, we believe we could obtain such funds through additional credit facilities.
     At June 29, 2007, one of our foreign subsidiaries maintained unsecured lines of credit for $2.1 million with major foreign banks. These credit facilities are subject to a financial covenant, which requires that we maintain a net worth of not less than $64.0 million. We were in compliance with this financial covenant as of June 29, 2007. We also maintain a commitment facility in the amount of $2.7 million with a foreign bank to support the hedging activities. We have a letter of credit related to our workers’ compensation program for $0.4 million, which renews automatically and is secured by cash. During and as of the fiscal periods presented, no amounts were borrowed under these agreements.
     Additional information on bank borrowings and debt arrangements can be found in Note 4, Bank Borrowings and Debt Arrangements, under Item 1 of Part I of this report.
Operating Activities
     Net cash provided by operating activities for the three months ended June 29, 2007 was $0.9 million compared with net cash used in operating activities of $2.6 million during the three months ended June 30, 2006. During the three months ended June 29, 2007, we had net income of $1.0 million compared with $0.6 million during the three months ended June 30, 2006. During the three months ended June 30, 2006, we paid $2.5 million of taxes related to repatriation of $32.0 million of dividends in the fourth quarter of fiscal year 2006. We have not initiated any new repatriation of foreign dividends after fiscal year 2006.
Investing Activities
     Net cash provided by investing activities during the three months ended June 29, 2007 was $3.6 million compared with net cash used in investing activities of $2.0 million during the three months ended June 30, 2006. During the three months ended June 29, 2007, we had net proceeds of $3.9 million from sales of short-term investments compared with net purchases of $1.5 million during the three months ended June 30, 2006. Purchases of property and equipment were $0.3 million during the three months ended June 29, 2007 compared with $0.5 million during the three months ended June 30, 2006.

Financing Activities
     Net cash used in financing activities during the three months ended June 29, 2007 was $13.4 million compared with $0.4 million during the three months ended June 30, 2006. During the three months ended June 29, 2007, we paid $0.6 million in dividends to stockholders compared with $0.4 million in the three months ended June 30, 2006. Cash proceeds from the exercise of stock options during the three months ended June 29, 2007 were $14 thousand compared with $0.2 million during the three months ended June 30, 2006. Payments totaling $12.8 million were made on the long-term note during the three months ended June 29, 2007 compared to $0.2 million for the three months ended June 30, 2006.
     The company has a stock buyback program. The remaining shares that could be repurchased at the discretion of management under the stock buyback program totaled 227,395 shares as of June 29, 2007. No shares were repurchased during the periods presented.
CONTRACTUAL OBLIGATIONS
     The company’s contractual obligations consist of operating leases, purchase obligations and guarantees. There were no material changes in our operating lease agreements or guarantees as of June 29, 2007 from that reported in our Annual Report on Form 10-K.
     At June 29, 2007, we had non-cancelable purchase obligations with our suppliers totaling $0.5 million, that were subsequently increased to $1.8 million in August 2007. We expect to fulfill these obligations through the normal course of business by December 2012.
     Additional information regarding our obligations can be found in Note 3, Note 4 and Note 10 under Part I, Item 1 of this report.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The condensed consolidated financial statements of Printronix are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us at the time. These estimates and assumptions affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingent assets and liabilities for the periods presented. We continuously evaluate the estimates, judgments and assumptions, including those related to product returns, customer programs and incentives, doubtful accounts, inventories, warranty obligations, other long-lived assets, income taxes, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions. Information with respect to the company’s critical accounting policies which the company believes could have the most significant effect on the company’s reported results and require subjective or complex judgments by management is contained on pages 22-26 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the company’s Annual Report on Form 10-K for the year ended March 30, 2007. Management believes that as of June 29, 2007 there has been no material change to this information, except as described below.
Uncertainty in Income Taxes
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes – an Interpretation of FASB statement No. 109” (“FIN 48”). The company adopted FIN 48 on March 31, 2007, the first day of the 2008 fiscal year. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. FIN 48 also provided guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FIN 48 did not have any impact on our condensed consolidated statement of operations. The effect of adoption of FIN 48 on our condensed consolidated balance sheet as of June 29, 2007 is summarized in Note 5, Income Taxes, under Part I, Item 1 of this report.
NEW ACCOUNTING STANDARDS NOT YET ADOPTED
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect this statement to have a material impact on the condensed consolidated financial statements of the company.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect this statement to have a material impact on the condensed consolidated financial statements of the company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
MARKET RISK
     Our foreign operations may be impacted by foreign currency fluctuations. We are not aware of any significant risks with respect to the foreign business other than those inherent in the competitive nature of the business and fluctuations in foreign currency exchange rates. We have a foreign currency hedging program in order to mitigate exposure to foreign currency rate movements. Under the program, we can enter into foreign currency forward exchange contracts with maturities from 30 to 180 days with a major financial institution. We do not use the contracts for speculative or trading purposes. The contracts are marked-to-market and the resulting gains or losses are reflected in accumulated other comprehensive income. Unrealized gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged sales are realized, at which time the deferred gains or losses will be reported as an increase or decrease to sales.
     As of June 29, 2007 and March 30, 2007, there were no outstanding forward exchange contracts, and no contracts were entered into during the three months ended June 29, 2007.
     Foreign currency transaction and remeasurement gains from all foreign currencies for the three months ended June 29, 2007 and June 30, 2006 were $121 thousand and $6 thousand, respectively, principally due to the effect of changes in the value of the Euro.
     The effects of changes in the Euro’s value for the three months ended June 29, 2007 compared with the three months ended June 30, 2006 were as follows: an increase in revenue of $0.3 million, an increase in gross margin of $0.2 million, an increase in operating expenses of $79 thousand and foreign exchange gains of $42 thousand.
     The future effect of changes in the value of the Euro or other foreign currencies on the consolidated results of operations or financial condition is difficult to predict.
Interest Rate Risk
     The company is exposed to interest rate risk for our investments in marketable securities. At June 29, 2007, our interest-bearing investments totaled $19 million, and the related interest income on these investments was $0.4 million, (an annualized effective yield of 5.3 percent) for the three months then ended. Immediate increase in interest rates would not materially impact the fair value of our investment portfolio as the majority of our investment portfolio consists of cash equivalents and short-term securities with expected maturity terms of less than one-year. If interest rates were to decrease by 10 percent (43 basis points on the average investment balance), the impact on our annual interest income would be a decrease of $0.1 million. Information about the fair value of the financial instruments is found in Note 2, Investments, under Item 1 of Part I of this report.

Item 4. Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information set forth under Note 10 of the Notes to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report is incorporated herein by reference.
Item 1A. Risk Factors
     There have been no material changes from risk factors previously disclosed in “Item 1A. Risk Factors” reported in Part I of our Annual Report on Form 10-K for the fiscal year ended March 30, 2007.
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

Date: August 8, 2007	PRINTRONIX, INC. (Registrant)
	By:	/s/ George L. Harwood
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