Form 10-Q
period 2007-09-28
PRINTRONIX INC
filed 2007-11-06
CIK 311505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).
YES ☐            NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 26, 2007

$0.01 par value	6,675,457

PRINTRONIX, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 28, 2007 and March 30, 2007
(Unaudited)

	September 28,	March 30,
	2007	2007
	($ in thousands except share and per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,205	$26,847
Short-term investments	5,817	12,015
Accounts receivable, net of allowances for doubtful accounts and sales returns of $1,086 as of September 28, 2007, and $1,105 as of March 30, 2007	17,906	20,776
Inventories:
Raw materials	7,881	8,082
Subassemblies	3,477	3,605
Work in process	255	251
Finished goods	4,149	3,343

Total inventory	15,762	15,281
Prepaid expenses and other current assets	1,535	1,901
Deferred income tax assets, net	110	146

Total current assets	64,335	76,966

Property, plant, and equipment, at cost:
Machinery and equipment	25,239	25,119
Furniture and fixtures	21,580	21,641
Buildings and improvements	23,179	23,179
Land	8,100	8,100
Leasehold improvements	793	788

	78,891	78,827
Less: Accumulated depreciation and amortization	(51,245)	(49,714)

Property, plant and equipment, net	27,646	29,113
Long-term deferred income tax assets, net	336	283
Other assets	749	665

Total assets	$93,066	$107,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$7,831	$9,452
Accrued liabilities:
Payroll and employee benefits	4,196	4,225
Warranty	708	767
Deferred revenue	2,779	2,744
Professional fees	847	1,155
Other	1,548	2,137
Income taxes	167	130
Current portion of long-term debt	—	12,775

Total current liabilities	18,076	33,385

Deferred revenue, net of current portion	1,456	1,542
Long-term income tax liabilities	579	—
Long-term deferred income tax liabilities, net	110	146

Stockholders’ equity:
Common stock, $0.01 par value (Authorized 30,000,000 shares; shares issued and outstanding 6,675,457 as of September 28, 2007, and 6,679,564 as of March 30, 2007)	67	67
Additional paid-in capital	37,549	37,504
Accumulated other comprehensive income	1	8
Retained earnings	35,228	34,375

Total stockholders’ equity	72,845	71,954

Total liabilities and stockholders’ equity	$93,066	$107,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 28, 2007 and September 29, 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	($ in thousands, except share and per share data)
Revenue	$29,373	$29,263	$60,014	$60,913
Cost of sales	17,741	17,761	36,027	37,012

Gross margin	11,632	11,502	23,987	23,901

Operating expenses:
Engineering and development	2,623	3,092	5,499	6,231
Sales and marketing	5,214	5,493	10,963	11,448
General and administrative	2,993	2,720	5,979	5,581

Total operating expenses	10,830	11,305	22,441	23,260

Income from operations	802	197	1,546	641

Foreign currency (gain) losses, net	(110)	16	(231)	10
Interest income	(328)	(444)	(767)	(904)
Interest expense	2	266	149	490
Other income, net	(5)	(7)	(14)	(14)

Income before taxes	1,243	366	2,409	1,059
Provision for income taxes	58	155	197	292

Net income	$1,185	$211	$2,212	$767

Net income per share:
Basic	$0.19	$0.03	$0.35	$0.12
Diluted	$0.18	$0.03	$0.34	$0.12

Shares used in computing net income per share:
Basic	6,388,412	6,299,942	6,386,931	6,291,767
Diluted	6,510,633	6,439,328	6,509,522	6,449,775
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 28, 2007 and September 29, 2006
(Unaudited)

	Six Months Ended
	September 28,	September 29,
	2007	2006
	($ in thousands)
Cash flows from operating activities:
Net income	$2,212	$767
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,934	2,195
Recovery of doubtful accounts	(29)	(115)
Loss on disposal of property and equipment	36	69
Changes in operating assets and liabilities:
Accounts receivable	2,899	5
Inventories	(481)	(1,689)
Prepaid expenses and other assets	275	(201)
Accrued interest income	(113)	(35)
Accounts payable	(1,621)	75
Payroll and employee benefits	(29)	(447)
Accrued warranty	(59)	(62)
Accrued professional fees	(308)	(994)
Accrued income taxes	37	(2,113)
Deferred revenue	(51)	(604)
Other liabilities	(144)	(407)

Net cash provided by (used in) operating activities	4,558	(3,556)

Cash flows from investing activities:
Purchases of property and equipment	(575)	(1,083)
Proceeds from disposition of property and equipment	72	44
Proceeds from sales of short-term investments	7,191	—
Purchases of short-term investments	(880)	(3,409)

Net cash provided by (used in) investing activities	5,808	(4,448)

Cash flows from financing activities:
Payments made on long-term debt	(12,775)	(350)
Proceeds from employee stock incentive plans	45	212
Cash dividends declared and paid	(1,278)	(1,070)

Net cash used in financing activities	(14,008)	(1,208)

Net decrease in cash and cash equivalents	(3,642)	(9,212)
Cash and cash equivalents at beginning of period	26,847	41,546

Cash and cash equivalents at end of period	$23,205	$32,334

Supplemental disclosure of cash flow information:
Income tax paid	$283	$2,870
Interest paid	$216	$435
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 28, 2007 and March 30, 2007, and for the Three and Six Months Ended
September 28, 2007 and September 29, 2006
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
Recently Adopted Accounting Standards
Uncertainty in Income Taxes
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes – an Interpretation of FASB statement No. 109” (“FIN 48”). The company adopted FIN 48 on March 31, 2007, the first day of the 2008 fiscal year. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. FIN 48 also provided guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FIN 48 did not have any impact on our condensed consolidated statement of operations. The effect of adoption of FIN 48 on our condensed consolidated balance sheet as of September 28, 2007 is summarized in Note 6, Income Taxes.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     In June 2007, the EITF reached a consensus on Issue No. 07-03, “Accounting for Advance Payment for Goods or Services to be Used in Future Research and Development,” (“EITF 07-03”). Under EITF 07-03, an entity is required to defer and capitalize non-refundable advance payments made for future research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2007. We do not expect this statement to have a material impact on the condensed consolidated financial statement of the company.
Note 2 Subsequent Event
     On October 1, we signed a definitive merger agreement (the “Merger Agreement”) to be acquired by Pioneer Holding Corp., an affiliate of Vector Capital, a private equity firm specializing in buyouts and recapitalizations of established technology businesses, for $16.00 per share in cash and a total price of approximately $109 million. Upon the closing of the transaction contemplated by the Merger Agreement, we will become a wholly-owned subsidiary of Pioneer and each share of our common stock will be converted into a right to receive $16.00 in cash. The Federal Trade Commission has granted early termination to the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the transaction. The closing of the transaction was also conditioned on the delivery of satisfactory Phase I environmental reports on certain of the company’s manufacturing sites and Vector Capital has confirmed that this condition has been satisfied. The transaction is subject to additional closing conditions, including adoption of the Merger Agreement by our stockholders.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 3 Investments
     At September 28, 2007 and March 30, 2007, the company had total interest bearing investments of $21.6 million and $31.9 million, respectively, consisting primarily of available-for-sale marketable securities. The below table summarizes total interest bearing investments:

	September 28,	March 30,
	2007	2007
	($ in thousands)
Available for sale marketable securities:
Commercial paper and money market	$18,192	$25,323
Asset-backed securities	3,065	5,412
Repurchase agreements	—	144
Taxable corporate securities	—	602

Total marketable securities	21,257	31,481
Other:
Certificates of deposit	363	382

Total interest bearing investments	$21,620	$31,863

Classified and reported as:
Cash equivalents	$15,538	$19,640
Short-term investments	5,817	12,015
Other assets	265	208

	$21,620	$31,863

     The following table reflects the estimated fair value of our interest bearing investments at September 28, 2007, by contractual maturity:

Estimated
Fair Value
($ in thousands)
Due in 90 days or less	$16,166
Due after 90 days through one year	2,389
Due after one year through five years	2,155
Due after ten years	910

$21,620

     Although contractual maturities of these investments range from less than ninety days to thirty years, they are classified primarily as current assets under cash equivalents and short-term investments in the condensed consolidated balance sheets due to expected holding periods of less than one year. In addition to the $21.6 million interest bearing investments, the company had $7.7 million of cash primarily held in interest bearing checking accounts at September 28, 2007.
     At September 28, 2007 the estimated fair value of each investment approximated its amortized cost and therefore we had no significant unrealized gains or losses or any non-temporary losses. Net unrealized gains for the periods ending September 28, 2007 and March 30, 2007 were $1 thousand and $8 thousand, respectively.
Note 4 Product Warranties
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

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following is a summary of our accrued warranty obligation for the periods presented:

	Six Months Ended
	September 28,	September 29,
	2007	2006
	($ in thousands)
Beginning balance, warranty reserve	$767	$865
Add warranty expense	412	421
Accrual adjustments to reflect actual experience	(75)	(9)
Deduct warranty charges incurred	(396)	(474)

Ending balance, warranty reserve	$708	$803

Note 5 Bank Borrowings and Debt Arrangements
Note
     During the first quarter of fiscal year 2008, the company made its scheduled $12.8 million payment to a United States bank, at which time the note was paid in full. The company has no further obligation or commitment related to this note.
Lines of Credit and Standby Letters of Credit
     At September 28, 2007, one of our foreign subsidiaries maintained unsecured lines of credit for $2.1 million with major foreign banks. These credit facilities are subject to a financial covenant, which requires that we maintain a net worth of not less than $64.0 million. We were in compliance with this financial covenant for all fiscal periods presented. The parent company guarantees any amounts outstanding. No fees are charged for the unused portion of the lines of credit. Any borrowings on the lines of credit would be subject to interest rates at approximately 0.25 percent to 1.0 percent above the prime-lending rate.
     We maintain a $0.4 million standby letter of credit related to our workers’ compensation insurance program. The standby letter of credit is secured by a cash deposit and is automatically renewed annually. Any borrowings would be subject to interest rates at 2.0 percent above the prime-lending rate, subject to certain maximum limits.
     As of September 28, 2007 and March 30, 2007, there were no outstanding balances against any lines or letters of credit referred to above, nor were there any cash borrowings during the three or six months ended September 28, 2007.
Credit Agreement for Hedging Activity
     We have a commitment facility for $2.8 million with a major foreign bank to support our hedging activities. This commitment facility has no restrictive covenants and is available to fund any forward currency contracts should we be unable to satisfy our obligations. The agreement automatically renews annually, subject to certain administrative compliance requirements. There are no annual fees under this agreement. Any borrowings under this agreement would be subject to interest rates available at that time. As of September 28, 2007 and March 30, 2007, there were no outstanding balances against this commitment facility, nor were there any amounts borrowed during the three or six months ended September 28, 2007.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 6 Income Taxes
     The tax provision for the three and six months ended September 28, 2007 reflects state minimum franchise taxes, state franchise tax refund, foreign income taxes, and an adjustment to prior year foreign deferred tax asset. The following table summarizes our tax provision (benefit) for the three and six months ended September 28, 2007 and September 29, 2006:

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	($ in thousands)
State	$9	$5	$(5)	$10
Foreign	49	150	202	282

Total	$58	$155	$197	$292

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
     The company adopted FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes – an Interpretation of FASB statement No. 109” (“FIN 48”) on March 31, 2007, the first day of the 2008 fiscal year. At March 31, 2007, unrecognized tax benefits and related accrued interest and penalties totaled $0.5 million. As a result of the cumulative effect of the adoption, the company recorded an additional tax liability of $81 thousand as a decrease to retained earnings. As of September 28, 2007, total unrecognized tax benefits were $0.6 million, which includes accrued interest and penalties of $96 thousand. In addition, our long-term deferred tax assets are reduced by unrecognized tax benefits of $2.7 million. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax provision in the condensed consolidated statement of operations. Recognition of these unrecognized tax benefits would impact our effective tax rate.
     We have subsidiaries in various countries and are therefore subject to varying income tax rates. We had a favorable pioneer tax status in Singapore which exempted income generated from the manufacture and sale of the Printronix P5000 and P7000 Series line matrix and T5000 thermal products by our Singapore subsidiary from income tax liability. The pioneer status expired at the end of our prior fiscal year on March 30, 2007. The effect of this pioneer status was to increase diluted net income per share by zero and 2 cents for the three and six months ended September 29, 2006.
     During the current quarter the Company recorded an adjustment to increase its foreign deferred tax assets in the amount of $89,000. Of this amount, $106,000 relates to fiscal 2006, ($15,000) relates to fiscal 2007 and the remaining ($2,000) relates to fiscal 2008. Management concluded that no period was materially misstated; accordingly, these adjustments have been recorded in the current quarter.
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
     As of September 28, 2007, the major tax jurisdictions for the company are the United States, Netherlands, Germany, the United Kingdom, France and Singapore. Of the major tax jurisdictions, we may be subject to examination for the fiscal years 2001 to 2006.
Note 7 Cash Dividends
     During both the first and second quarters of fiscal year 2008, the company declared and paid cash dividends of $639 thousand per quarter at $0.10 per share, based on 6.4 million shares outstanding, for a total of $1.3 million year to date.
Note 8 Net Income per Share
     Basic net income per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and potential shares outstanding during the period, if dilutive.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Net income per share for the three and six months ended September 28, 2007, and September 29, 2006 is set forth in the following table:

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	($ in thousands, except share and per share data)
Net income	$1,185	$211	$2,212	$767
Basic weighted-average shares outstanding	6,388,412	6,299,942	6,386,931	6,291,767
Basic net income per share	$0.19	$0.03	$0.35	$0.12
Effect of dilutive securities:
Basic weighted-average shares outstanding	6,388,412	6,299,942	6,386,931	6,291,767
Dilutive effect of stock options	122,221	139,386	122,591	158,008

Dilutive weighted-average shares outstanding	6,510,633	6,439,328	6,509,522	6,449,775
Diluted net income per share	$0.18	$0.03	$0.34	$0.12
     The dilutive weighted-average shares outstanding do not include the antidilutive impact of 112,958 and 114,867 shares for the three and six month periods ended September 28, 2007, respectively, and 118,335 and 121,538 shares for the three and six months ended September 29, 2006, respectively, because the exercise price of the stock options exceeded the average market value of the stock in the periods presented.
Note 9 Other Comprehensive Income
     Other comprehensive income represents unrealized gains and losses on the Euro foreign currency forward exchange contracts that qualify for hedge accounting and unrealized gains and losses on short-term investments. The aggregate amount of such gains or losses that have not yet been recognized in net income is reported in the equity portion of the condensed consolidated balance sheets as accumulated other comprehensive income. Unrealized net gains on short-term investments at September 28, 2007 were $1 thousand. There were no unrealized gains or losses related to foreign currency forward exchange contracts at September 28, 2007.
     The following table reconciles net income to other comprehensive income for the fiscal periods presented:

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	($ in thousands)
Net income	$1,185	$211	$2,212	$767
Unrealized holding gains (losses) arising from available-for-sale securities during the period	—	3	(7)	7
Realized gain on foreign currency forward-exchange contracts	—	1	—	24

Total Comprehensive Income	$1,185	$215	$2,205	$798

Note 10 Segment and Concentration of Risk
     We manufacture and sell a variety of printers and associated products and conduct business in a single operating segment.
     IBM, our largest customer, and Ricoh formed a joint venture company, InfoPrint Solutions Company (“InfoPrint Solutions”), to acquire IBM’s Printing System Division as of June 2007. The Printronix contracts with IBM have been assigned to InfoPrint Solutions. InfoPrint Solutions accounted for approximately 19.3 percent and 21.8 percent of our consolidated revenue for the three months ended September 28, 2007 and September 29, 2006, respectively and 19.7 percent of our consolidated revenue for both six month periods ended September 28, 2007 and September 29, 2006. No other customer accounted for more than 10.0 percent of our consolidated net revenue.

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     InfoPrint Solutions accounted for 23.3 percent of our accounts receivable balance at September 28, 2007, and 20.3 percent as of March 30, 2007. No other single customers represented more than 10.0 percent of our consolidated accounts receivable.
Note 11 Commitments and Contingencies
Operating Leases
     With the exception of Singapore and Irvine California, we conduct our foreign operations and some United States sales operations outside of California using leased facilities under non-cancelable operating leases that expire at various dates from fiscal year 2008 through fiscal year 2010. We own the building in Singapore and have a land lease that expires in fiscal year 2057. There were no material changes in our operating lease commitments as of September 28, 2007 from those reported in our Annual Report on Form 10-K.
Guarantees
     We have posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold such bonds should require payment from the Surety, we would be obligated to indemnify and reimburse the Surety for all costs incurred. As of September 28, 2007, we had $1.0 million of these bonds outstanding.
Purchase Obligations
     At September 28, 2007, we have non-cancelable purchase obligations with our suppliers totaling $2.0 million. We expect to fulfill these obligations through the normal course of business by December 2012.
Capital Commitment
     The company has an equity capital commitment totaling $670 thousand with respect to our China legal entity to be fulfilled between October 2007 and August 2009.
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
     In August 2002, we responded to an inquiry from the California Department of Toxic Substance Control (the “Department”) regarding the operations at the site of the former production plant. In February 2004, the Department submitted a proposed Corrective Action Consent Agreement to Printronix, which would require Printronix to perform an investigation of the site that would be used as a basis to determine what, if any, remediation activities would be required of Printronix. During fiscal year 2006, the Department agreed to include the prior tenant of the site in the ongoing inquiry. We have agreed to perform an initial environmental test, which we believe will further support our claim that we did not use the VOCs in question. During fiscal year 2007, Printronix and the prior tenant referred to above were jointly issued an Enforcement Order in respect to 1700 Barranca Parkway, Irvine, CA. The Enforcement Order required both parties to: a) evaluate if interim measures are required and take action if necessary, b) perform an investigation of the site and c) take corrective measures if contaminants are found. By August 7, 2006, a Corrective Action Consent Agreement to conduct a Preliminary Endangerment Assessment (“PEA”) had been agreed upon and executed by both Printronix and the prior tenant, and

PRINTRONIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
only requires that both parties: a) evaluate if interim measures are required and take action if necessary and b) perform an investigation of the site. Printronix and the prior tenant selected an environmental consulting firm to conduct the PEA on their behalf. The preliminary testing result from the PEA indicates a continuing presence of the contaminants. Final testing results are expected to be received before the end of next fiscal quarter.
     We are convinced that we bear no responsibility for any contamination at the site and we intend to defend vigorously any action that might be brought against us with respect thereto.
     As of September 28, 2007 and March 30, 2007, we had accrued $91 thousand and $118 thousand, respectively, which we believe is a reasonable estimate to cover expenses for environmental tests, which we are prepared to undertake. The accrual is included in accrued liabilities – other on the condensed consolidated balance sheets.
Legal Matters
     We are involved in various claims and legal matters in the ordinary course of business. We do not believe these matters will have a material adverse effect upon the consolidated results of operations or financial condition.
     A supplier to our subsidiary in Singapore filed a complaint for non-payment of parts purchased in prior fiscal years. Our subsidiary in Singapore withheld payments for the parts due to significant quality issues in the design of the product. The supplier has claimed damages of $140 thousand under this complaint. As of September 28, 2007, we have recorded an accrual related to this matter.
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
     During fiscal year 2007, one of our suppliers claimed we owed past due amounts under a licensing agreement dated in December 1990. As of March 30, 2007, we had recorded $54 thousand for the amount we believed was contractually owed to the vendor. As of September 28, 2007 we have recorded an additional accrual expected to be sufficient to settle this matter.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     Except for historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” about Printronix, within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “objectives,” “believes,” “expects,” “plans,” “intends,” “should,” “estimates,” “anticipates,” “forecasts,” “projections,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: adverse business conditions and a failure to achieve growth in the computer peripheral industry and in the economy in general; the ability of the company to achieve growth in the Asia Pacific market; adverse political and economic events in the company’s markets; a worsening of the global economy due to general conditions; a worsening of the global economy resulting from terrorist attacks or risk of war; a worsening of the global economy resulting from an outbreak of avian flu or other world health epidemic; the ability of the company to maintain its production capability in its Singapore plant or obtain product from its Asia Pacific suppliers should a world health epidemic occur; the ability of the company to hold or increase market share with respect to line matrix printers; the ability of the company to successfully compete against entrenched competition in the thermal printer market; the ability of the company to adapt to changes in requirements for radio frequency identification (“RFID”) products by Wal«Mart and/or the Department of Defense (the “DOD”) and others; the ability of the company to attract and to retain key personnel; the ability of the company’s customers to achieve their sales projections, upon which the company has in part based its sales and marketing plans; the ability of the company to retain its customer base and channel; the ability of the company to compete against alternate technologies for applications in its markets; the ability of the company to continue to develop and market new and innovative products superior to those of the competition and to keep pace with technological change; that InfoPrint Solutions Company, the successor entity to IBM’s Printing Systems Division, may change its product and marketing focus in a way that reduces its purchase of Printronix products; and the uncertainties associated with effecting the acquisition of Printronix by Pioneer Holding Corp., an affiliate of Vector Capital Corporation, including the necessity of receiving Printronix shareholders’ approval and satisfaction of other closing conditions. The company does not undertake to publicly update or revise any of its forward-looking statements, even if experience or new information shows that the indicated results or events will not be realized.
Message from the President
     The second quarter of fiscal year 2008 resulted in net income of $0.18 per diluted share on sales of $29.4 million. This compares with net income of $0.03 per diluted share on sales of $29.3 million for the same quarter last year. Earnings in the first six months of fiscal year 2008 resulted in net income of $0.34 per diluted share on sales of $60.0 million. Earnings in the first six months of fiscal year 2007 resulted in net income of $0.12 per diluted share on sales of $60.9 million. Our profitability increased over the same periods for the prior fiscal year through a continued focus on cost containment, reduced interest expense, and favorable foreign exchange rate changes against the U.S. Dollar.
     Worldwide revenue for the second quarter of fiscal year 2008 increased 0.4 percent over the same period last year. Line matrix sales decreased 7.3 percent to $19.6 million primarily due to the disruption in sales to InfoPrint Solutions (JV of IBM/Ricoh) and a decrease in service and maintenance revenue. Thermal sales increased 37.5 percent over the prior year quarter to $7.6 million primarily due to sales of the recently launched T4M mid-range thermal printer, increased sales in the EMEA automotive sector, and continued improvement in distribution sales. Regionally, Americas sales decreased 13.2 percent to $12.7 million, EMEA sales increased 9.7 percent to $10.2 million and Asia Pacific sales increased by 21.8 percent to $6.5 million from the prior year quarter.
     IBM, our largest customer, and Ricoh formed a joint venture company, InfoPrint Solutions Company (“InfoPrint Solutions” or “JV of IBM/Ricoh”), to acquire IBM’s Printing System Division as of June 2007. The Printronix contracts with IBM have been assigned to InfoPrint Solutions. We will continue to report and compare sales to InfoPrint Solutions with our prior year sales to IBM’s Printing System Division.

     Cash and short-term investments were $29.0 million at September 28, 2007 compared with $38.9 million at the end of fiscal year 2007, primarily due to repayment of the $12.8 million note, a payment of $1.3 million in dividends to stockholders, and partly offset by the operating cash flow generated during the first six months of this fiscal year. We believe that this strong cash position can continue to fund future growth opportunities. The pending acquisition of Printronix by Pioneer Holding Corp., an affiliate of Vector Capital, restricts the payment of dividends prior to the closing of this transaction.
Transaction Update
     On October 1, we signed a definitive merger agreement (the “Merger Agreement”) to be acquired by Pioneer Holding Corp., an affiliate of Vector Capital, a private equity firm specializing in buyouts and recapitalizations of established technology businesses, for $16.00 per share in cash and a total price of approximately $109 million. Upon the closing of the transaction contemplated by the Merger Agreement, we will become a wholly-owned subsidiary of Pioneer and each share of our common stock will be converted into a right to receive $16.00 in cash. The Federal Trade Commission has granted early termination to the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the transaction. The closing of the transaction was also conditioned on the delivery of satisfactory Phase I environmental reports on certain of the company’s manufacturing sites and Vector Capital has confirmed that this condition has been satisfied. The transaction is subject to additional closing conditions, including adoption of the Merger Agreement by our stockholders.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The condensed consolidated financial statements of Printronix are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us at the time. These estimates and assumptions affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingent assets and liabilities for the periods presented. We continuously evaluate the estimates, judgments and assumptions, including those related to product returns, customer programs and incentives, doubtful accounts, inventories, warranty obligations, other long-lived assets, income taxes, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions. Information with respect to the company’s critical accounting policies, which the company believes could have the most significant effect on the company’s reported results and require subjective or complex judgments by management, is contained on pages 22-26 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the company’s Annual Report on Form 10-K for the year ended March 30, 2007. Management believes that as of September 28, 2007 there has been no material change to this information, except as described below.
Uncertainty in Income Taxes
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — an Interpretation of FASB statement No. 109” (“FIN 48”). The company adopted FIN 48 on March 31, 2007, the first day of the 2008 fiscal year. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. FIN 48 also provided guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FIN 48 did not have any impact on our condensed consolidated statement of operations. The effect of adoption of FIN 48 on our condensed consolidated balance sheet as of September 28, 2007 is summarized in Note 6, Income Taxes, under Part I, Item 1 of this report.
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
     In June 2007, the EITF reached a consensus on Issue No. 07-03, “Accounting for Advance Payment for Goods or Services to be Used in Future Research and Development,” (“EITF 07-03”). Under EITF 07-03, an entity is required to defer and capitalize non-refundable advance payments made for future research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2007. We do not expect this statement to have a material impact on the condensed consolidated financial statement of the company.
RESULTS OF OPERATIONS
Revenue
Compared with the Prior Year Quarter
     Sales for the second quarter of fiscal year 2008 and 2007 were as follows:

	Three Months Ended				Percent of Total Sales
	September 28,	September 29,	Change		September 28,	September 29,
	2007	2006	$	%	2007	2006
	($ in thousands)
Geographic Region
Americas	$12,742	$14,684	$(1,942)	-13.2%	43.4%	50.2%
EMEA	10,178	9,279	899	9.7%	34.6%	31.7%
Asia Pacific	6,453	5,300	1,153	21.8%	22.0%	18.1%

	$29,373	$29,263	$110	0.4%	100.0%	100.0%

Product Technology
Line matrix	$19,570	$21,119	$(1,549)	-7.3%	66.6%	72.2%
Thermal (includes RFID)	7,628	5,548	2,080	37.5%	26.0%	19.0%
Laser	2,175	2,596	(421)	-16.2%	7.4%	8.8%

	$29,373	$29,263	$110	0.4%	100.0%	100.0%

Channel
OEM	$6,873	$8,334	$(1,461)	-17.5%	23.4%	28.5%
Distribution	21,190	19,753	1,437	7.3%	72.1%	67.5%
Direct	1,310	1,176	134	11.4%	4.5%	4.0%

	$29,373	$29,263	$110	0.4%	100.0%	100.0%

     Worldwide sales for the second quarter of fiscal year 2008 were $29.4 million, an increase of $0.1 million or 0.4 percent over the same period last year. The overall increase in sales was the result of an increase in thermal sales of $2.1 million, offset with decreases in line matrix and laser sales of $1.5 million and $0.4 million, respectively. The Euro currency changes increased sales by $0.3 million compared to the second quarter of prior fiscal year.

     Line matrix sales worldwide decreased $1.5 million or 7.3 percent from the comparable quarter last year primarily due to a $2.1 million decrease in Americas, offset by a $0.6 million increase in Asia Pacific. The $2.1 million decrease in Americas was due to a decrease in repair and maintenance service revenue and the disruption in sales to InfoPrint Solutions (JV of IBM/Ricoh) as they transition into the new entity. The $0.6 million increase in line matrix sales in Asia Pacific was due to a general increase in sales through the distribution channel.
     Thermal sales worldwide increased $2.1 million or 37.5 percent from the comparable quarter last year due to a $1.1 million increase in EMEA, a $0.4 million increase in Americas, and a $0.6 million increase in Asia Pacific. The primary factor for the worldwide increase is the successful launch of our new T4M mid-range thermal printer since fourth quarter last year. Other contributing factors to the increase include: an increase in sales to the EMEA automotive sector, higher recurring sales and post sale service revenue from the installed customer base in Americas, and a general increase in thermal sales through the distribution channel in Asia Pacific.
     Overall laser sales continue to show a decline, which was primarily the result of a combined $0.4 million decline in the Americas and EMEA regions. We continue to focus our efforts on updating our laser product line.
     Sales through the distribution channel worldwide increased 7.3 percent to $21.2 million due to a $1.1 million or 24.5 percent increase in Asia Pacific distribution sales, a $0.8 million or 12.5 percent increase in EMEA distribution sales, and a $0.5 million or 5.9 percent decrease in distribution sales in Americas. Sales through the OEM channel decreased primarily due to the decrease in sales to InfoPrint Solutions and lower maintenance and service revenue. Direct sales increased 11.4 percent to $1.3 million due to increased sales in EMEA and Asia Pacific to one significant customer as they outfitted their China distribution center and increased their thermal consumable purchases in EMEA.
     Recurring sales from the installed base were $12.6 million, or 42.9 percent of total sales in the current quarter, down from the $13.9 million or 47.5 percent of total sales, for the same period a year ago. The decrease was primarily attributable to a $0.6 million decrease in maintenance and service revenue in Americas and a $0.5 million decrease in laser consumable sales worldwide. Recurring sales include line matrix ribbons, laser consumables, spares, sales under advance exchange programs, labels, printer maintenance and depot repair services. We will continue to focus on this strategic growth initiative by marketing to our installed base of customers, continuing to add channels to market, and targeting the maintenance and repair business.

Compared with the Prior Year to Date
     Sales for the first six months of fiscal year 2008 and 2007 were as follows:

	Six Months Ended				Percent of Total Sales
	September 28,	September 29,	Change		September 28,	September 29,
	2007	2006	$	%	2007	2006
	($ in thousands)
Geographic Region
Americas	$27,311	$30,872	$(3,561)	-11.5%	45.5%	50.7%
EMEA	20,652	19,458	1,194	6.1%	34.4%	31.9%
Asia Pacific	12,051	10,583	1,468	13.9%	20.1%	17.4%

	$60,014	$60,913	$(899)	-1.5%	100.0%	100.0%

Product Technology
Line matrix	$40,679	$43,867	$(3,188)	-7.3%	67.8%	72.0%
Thermal (includes RFID)	14,710	11,792	2,918	24.7%	24.5%	19.4%
Laser	4,625	5,254	(629)	-12.0%	7.7%	8.6%

	$60,014	$60,913	$(899)	-1.5%	100.0%	100.0%

Channel
OEM	$14,273	$16,186	$(1,913)	-11.8%	23.8%	26.6%
Distribution	43,014	40,873	2,141	5.2%	71.7%	67.1%
Direct	2,727	3,854	(1,127)	-29.2%	4.5%	6.3%

	$60,014	$60,913	$(899)	-1.5%	100.0%	100.0%

     Worldwide sales for the six months ended September 28, 2007 were $60.0 million, a decrease of $0.9 million or 1.5 percent from the same period last year. The overall decrease in sales was the result of decreases in line matrix and laser sales of $3.2 million and $0.6 million, respectively, offset by an increase in thermal sales of $2.9 million. The Euro currency changes increased sales by $0.6 million over the comparable prior year period.
     Line matrix sales worldwide decreased $3.2 million or 7.3 percent from the comparable six month period last year primarily due to a $4.1 million decrease in Americas, offset by a $0.8 million increase in Asia Pacific. The $4.1 million decrease in Americas was due to lower sales to one major customer that finished outfitting their two new distribution centers in the prior year, a disruption in second quarter sales to InfoPrint Solutions, and a decrease in repair and maintenance service revenue. The $0.8 million increase in line matrix sales in Asia Pacific was due to a general increase in sales through the distribution channel.
     Thermal sales worldwide increased $2.9 million or 24.7 percent from the comparable six month period last year due to a $1.4 million increase in EMEA, a $0.7 million increase in Americas, and a $0.7 million increase in Asia Pacific. The primary factor for the worldwide increase is the successful launch of our new T4M mid-range thermal printer since fourth quarter last year. Other contributing factors to the increase include: an increase in sales to the EMEA automotive sector, higher first quarter service and printer sales to one significant EMEA customer, higher recurring sales and post sale service revenue from the installed customer base in Americas, and a general increase of thermal sales through the Asia Pacific distribution channel.
     Overall laser sales continue to show a decline. The decrease was primarily the result of a combined $0.5 million decline in the Americas and EMEA regions. We continue to focus our efforts on updating our laser product line.
     Sales through the distribution channel worldwide increased 5.2 percent to $43.0 million due to a $1.6 million or 18.0 percent increase in Asia Pacific distribution sales, a $1.6 million or 11.8 percent increase in EMEA distribution sales, and a $1.1 million or 6.1 percent decrease in Americas distribution sales. Sales through the OEM channel decreased primarily due to lower maintenance and service revenues in EMEA and Americas regions and a decrease in sales to InfoPrint Solutions. Direct sales decreased 29.2 percent to $2.7 million due to a decrease in sales to one major customer compared to the first six months last year when they outfitted their two new distribution centers for operation.

     Recurring sales from the installed base were $25.9 million, or 43.1 percent of total sales, in the recent six month period, down from the $27.7 million or 45.6 percent of total sales, for the same period a year ago. The decrease was primarily attributable to a $1.1 million decrease in maintenance and service revenue in Americas and a $0.7 million decrease in laser consumable sales worldwide. Recurring sales include line matrix ribbons, laser consumables, spares, sales under advance exchange programs, labels, printer maintenance and depot repair services. We will continue to focus on this strategic growth initiative by marketing to our installed base of customers, continuing to add channels to market, and targeting the maintenance and repair business.
Gross Margin
     Gross margin percentage for the quarter ended September 28, 2007 was 39.6 percent of revenue, increased from 39.3 percent for the comparable period a year ago. Gross margin percentage for the six months ended September 28, 2007 was 40.0 percent of revenue, reflecting an increase from 39.2 percent for the comparable period a year ago. The increase in gross margin percentages for the three and the six months ended September 28, 2007 was primarily the result of price increases on certain products and favorable foreign exchange rate changes, partly offset by an adverse shift in product mix. Changes in the value of the Euro had favorable impacts of $0.2 million and $0.4 million on the current quarter and year to date gross margins, respectively.
Operating Expenses
     Operating expenses consist of engineering and development, sales and marketing, and general and administrative costs. Operating expenses were $10.8 million for the current quarter and $11.3 million for the prior year quarter. Operating expenses were $22.4 million for the first six months of fiscal year 2008 compared with $23.3 million for the same period last year. During the quarter ended September 28, 2007, the company received a $0.3 million return of excess workers compensation insurance premiums from our captive insurance program related to policy years 2003 to 2005. The $0.3 million was credited to manufacturing, engineering and development, sales and marketing, and general and administrative expenses during the current quarter. The effect of changes in Euro value increased operating expenses by $60 thousand and $0.1 million for the three and six months ended September 28, 2007, respectively, compared to the same periods prior year.
     Operating expenses for the first three and six months of fiscal year 2008 and 2007 were as follows:

	Three Months Ended				Percent of Total Sales
	September 28,	September 29,	Change		September 28,	September 29,
	2007	2006	$	%	2007	2006
	($ in thousands)
Engineering and development	$2,623	$3,092	$(469)	-15.2%	8.9%	10.5%
Sales and marketing	5,214	5,493	(279)	-5.1%	17.8%	18.8%
General and administrative	2,993	2,720	273	10.0%	10.2%	9.3%

	$10,830	$11,305	$(475)	-4.2%	36.9%	38.6%

	Six Months Ended				Percent of Total Sales
	September 28,	September 29,	Change		September 28,	September 29,
	2007	2006	$	%	2007	2006
	($ in thousands)
Engineering and development	$5,499	$6,231	$(732)	-11.7%	9.2%	10.2%
Sales and marketing	10,963	11,448	(485)	-4.2%	18.2%	18.8%
General and administrative	5,979	5,581	398	7.1%	10.0%	9.2%

	$22,441	$23,260	$(819)	-3.5%	37.4%	38.2%

Engineering and Development
     Engineering expenses consist mostly of labor, test materials and infrastructure costs. In the current quarter, we incurred $2.6 million in engineering and development, compared with $3.1 million for the same period last year. As a percentage of revenue, engineering and development expenses decreased in the current quarter to 8.9 percent from 10.5 percent in the same quarter last year. Engineering and development expenses for the current quarter decreased due to a reduction in labor costs resulting from a 14.0 percent decrease in engineering personnel, $90 thousand return of excess workers compensation insurance premiums, and a $0.1 million reimbursement from InfoPrint Solutions for costs and services incurred relating to product re-branding.
     In the first six months of fiscal year 2008, we incurred $5.5 million in engineering and development, compared with $6.2 million for the same period last year. As a percentage of revenue, engineering and development expenses decreased in the current period to 9.2 percent from 10.2 percent in the same period last year. Engineering and development expenses decreased due to a 9.8 percent reduction in engineering personnel, $90 thousand return of excess workers compensation insurance premiums, the $0.2 million reimbursement from InfoPrint Solutions as discussed above, and other reductions in the areas of product conversion costs associated with RoHS Compliance in EMEA and product development costs related to the mid-range thermal printer.
Sales and Marketing
     Current quarter sales and marketing expenses decreased to $5.2 million, compared with $5.5 million in the prior year quarter. As a percentage of revenue, sales and marketing expenses decreased in the current quarter to 17.8 percent from 18.8 percent in the same quarter prior year. The decrease in sales and marketing expenses was primarily due to a 2.1 percent reduction in personnel and $77 thousand return of excess workers compensation premiums.
     Sales and marketing expenses for the first six months of fiscal year 2007 decreased to $11.0 million, compared with $11.4 million for the same period last year. As a percentage of revenue, sales and marketing expenses decreased in the current six month period to 18.2 percent from 18.8 percent in the same period last year. Sales and marketing spending was lower in the current six month period due to a 4.1 percent reduction in sales and marketing personnel, $77 thousand return of excess workers compensation insurance premiums and continued focus on cost containment, including reductions in marketing, consulting, and travel expenditures.
General and Administrative
     General and administrative expenses for the quarter ended September 28, 2007 increased to $3.0 million, compared with $2.7 million for the comparable prior year quarter. As a percentage of revenue, general and administrative expenses increased in the current quarter to 10.2 percent from 9.3 percent in the same quarter last year. The current quarter increase was primarily due to a $0.3 million increase in legal costs and a $0.1 million increase in provision for bad debts. The prior year bad debt provision reflected a $0.1 million reduction for the recovery of receivables previously determined to be uncollectible. These increases are offset by a $0.1 million return of excess workers compensation insurance premiums.
     General and administrative expenses for the first six months of fiscal year 2008 increased to $6.0 million, compared with $5.6 million for the same period last year. As a percentage of revenue, general and administrative expenses increased in the current period to 10.0 percent from 9.2 percent in the same period last year. The current six month increase was primarily due to a $0.4 million increase in legal costs, a $0.1 million increase in provision for bad debts, and a $0.1 million increase in labor related expenses. The prior year bad debt provision reflected a $0.1 million reduction for the recovery of receivables previously determined to be uncollectible. These increases are offset by a $0.2 million decrease in audit and consulting fees.
Foreign Currency Gains, Net
     Gains from foreign currency transactions and remeasurements were $110 thousand and $231 thousand for the three and six months ended September 28, 2007, respectively, increasing from losses of $16 thousand and $10 thousand for the three and six months ended September 29, 2006. The increases were principally due to the effect of changes in the value of Euro.

Interest and Other Income, Net
     Interest income, interest expense and other income, net were as follows:

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
		($ in thousands)
Interest expense	$2	$266	$149	$490
Interest income	(328)	(444)	(767)	(904)
Other income, net	(5)	$(7)	(14)	$(14)
     Repayment of our note in the amount of $12.8 million reduced interest expense for both the three and six months ending September 28, 2007 compared to the same prior year periods. The decrease in interest expense was offset by the decrease in interest income due to a smaller investment portfolio after repayment of the note.
Income Taxes
     The tax provision for the three and six months ended September 28, 2007 reflects state minimum franchise taxes, state franchise tax refund, foreign income taxes, and an adjustment to prior year foreign deferred tax asset. The following table summarizes our tax provision (benefit) for the three and six months ended September 28, 2007 and September 29, 2006:

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
		($ in thousands)
State	$9	$5	$(5)	$10
Foreign	49	150	202	282

Total	$58	$155	$197	$292

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
     The company adopted FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — an Interpretation of FASB statement No. 109” (“FIN 48”) on March 31, 2007, the first day of the 2008 fiscal year. At March 31, 2007, unrecognized tax benefits and related accrued interest and penalties totaled $0.5 million. As a result of the cumulative effect of the adoption, the company recorded an additional tax liability of $81 thousand as a decrease to retained earnings. As of June 29, 2007, total unrecognized tax benefits were $0.6 million, which includes accrued interest and penalties of $96 thousand. In addition, our long-term deferred tax assets are reduced by unrecognized tax benefits of $2.7 million. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax provision in the condensed consolidated statement of operations. Recognition of these unrecognized tax benefits would impact our effective tax rate.
     We have subsidiaries in various countries and are therefore subject to varying income tax rates. We had a favorable pioneer tax status in Singapore which exempted income generated from the manufacture and sale of the Printronix P5000 and P7000 Series line matrix and T5000 thermal products by our Singapore subsidiary from income tax liability. The pioneer status expired at the end of our prior fiscal year on March 30, 2007. The effect of this pioneer status was to increase diluted net income per share by zero and 2 cents for the three and six months ended September 29, 2006.
     During the current quarter the Company recorded an adjustment to increase its foreign deferred tax assets in the amount of $89,000. Of this amount, $106,000 relates to fiscal 2006, ($15,000) relates to fiscal 2007 and the remaining ($2,000) relates to fiscal 2008. Management concluded that no period was materially misstated; accordingly, these adjustments have been recorded in the current quarter.
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
LIQUIDITY AND CAPITAL RESOURCES
Overview
     The primary source of liquidity historically has been cash generated from operations. As of September 28, 2007, cash, cash equivalents and short-term investments were $29.0 million, a decrease of $9.8 million from the beginning of the fiscal year. The decrease in net cash was due primarily to payment in full of the $12.8 million note, a payment of $1.3 million in dividends to stockholders, and partly offset by operating cash flow generated during the six months ended September 28, 2007.
     Cash generated from operations has been sufficient to allow the company to fund its working capital needs, invest in capital expenditures as needed and pay dividends. Should we need to obtain additional sources of funds for any working capital needs, we believe we could obtain such funds through additional credit facilities.
     At September 28, 2007, one of our foreign subsidiaries maintained unsecured lines of credit for $2.1 million with major foreign banks. These credit facilities are subject to a financial covenant, which requires that we maintain a net worth of not less than $64.0 million. We were in compliance with this financial covenant as of September 28, 2007. We also maintain a commitment facility in the amount of $2.8 million with a foreign bank to support the hedging activities. We have a letter of credit related to our workers’ compensation program for $0.4 million, which renews automatically and is secured by cash. During and as of the fiscal periods presented, no amounts were borrowed under these agreements.
     Additional information on bank borrowings and debt arrangements can be found in Note 5, Bank Borrowings and Debt Arrangements, under Item 1 of Part I of this report.
Operating Activities
     Net cash provided by operating activities for the six months ended September 28, 2007 was $4.6 million compared with net cash used in operating activities of $3.6 million during the six months ended September 29, 2006. During the six months ended September 28, 2007, we had net income of $2.2 million compared with $0.8 million during the six months ended September 29, 2006. During the six months ended September 29, 2006, we paid $2.5 million of taxes related to repatriation of $32.0 million of dividends in the fourth quarter of fiscal year 2006. Improved accounts receivable turnover and a decrease in cash spending for inventory purchases during the current six month period compared to same period prior year further contributed to the increase in cash flow from operating activities.
Investing Activities
     Net cash provided by investing activities during the six months ended September 28, 2007 was $5.8 million compared with net cash used in investing activities of $4.4 million during the six months ended September 29, 2006. During the six months ended September 28, 2007, we had net proceeds of $6.3 million from sales of short-term investments compared with net purchases of $3.4 million during the six months ended September 29, 2006. Purchases of property and equipment were $0.6 million during the six months ended September 28, 2007 compared with $1.1 million during the six months ended September 29, 2006.
Financing Activities
     Net cash used in financing activities during the six months ended September 28, 2007 was $14.0 million compared with $1.2 million during the six months ended September 29, 2006. Payments totaling $12.8 million were made on the note during the six months ended September 28, 2007 compared to $0.4 million for the six months ended September 29, 2006. Additionally, during the six months ended September 28, 2007, we paid $1.3 million in dividends to stockholders compared with $1.1 million in the six months ended September 29, 2006. Cash proceeds from the exercise of stock options during the six months ended September 28, 2007 were $45 thousand compared with $0.2 million during the six months ended September 29, 2006.
     The company has a stock buyback program. The remaining shares that could be repurchased at the discretion of management under the stock buyback program totaled 227,395 shares as of September 28, 2007. No shares were repurchased during the periods presented.
CONTRACTUAL OBLIGATIONS
     The company’s contractual obligations consist of operating leases, purchase obligations and guarantees. There were no material changes in our operating lease agreements or guarantees as of September 28, 2007 from that reported in our Annual Report on Form 10-K.
     At September 28, 2007, we had non-cancelable purchase obligations with our suppliers totaling $2.0 million. We expect to fulfill these obligations through the normal course of business by December 2012.
     The company has an equity capital commitment totaling $670 thousand with respect to our China legal entity to be fulfilled between October 2007 and August 2009.
     Additional information regarding our obligations can be found in Note 4, Note 5 and Note 11 under Part I, Item 1 of this report.

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
     As of September 28, 2007 and March 30, 2007, there were no outstanding forward exchange contracts, and no contracts were entered into during the six months ended September 28, 2007.
     Foreign currency transaction and remeasurement gains from all foreign currencies for the three and six months ended September 28, 2007 were $110 thousand and $231 thousand, respectively, principally due to the effect of changes in the value of the Euro. Foreign currency transaction and remeasurement losses from all foreign currencies for the three and six months ended September 29, 2006 were $16 thousand and $10 thousand, respectively, principally due to the effect of changes in the value of the Euro.
     The effects of changes in the Euro’s value for the three months ended September 28, 2007 compared with the three months ended September 29, 2006 were as follows: an increase in revenue of $0.3 million, an increase in gross margin of $0.2 million, an increase in operating expenses of $60 thousand and foreign exchange gains of $0.3 million.
     The effects of changes in the Euro’s value for the six months ended September 28, 2007 compared with the six months ended September 29, 2006 were as follows: an increase in revenue of $0.6 million, an increase in gross margin of $0.4 million, an increase in operating expenses of $0.1 million and foreign exchange gains of $0.4 million.
     The future effect of changes in the value of the Euro or other foreign currencies on the consolidated results of operations or financial condition is difficult to predict.
Interest Rate Risk
     The company is exposed to interest rate risk for our investments in marketable securities. At September 28, 2007, our interest-bearing investments totaled $21.6 million, and the related interest income on these investments was $0.6 million, (an annualized effective yield of 5.3 percent) for the six months then ended. Immediate increase in interest rates would not materially impact the fair value of our investment portfolio as the majority of our investment portfolio consists of cash equivalents and short-term securities with expected maturity terms of less than one-year. If interest rates were to decrease by 10 percent (49 basis points on the average investment balance), the impact on our annual interest income would be a decrease of $0.1 million. Information about the fair value of the financial instruments is found in Note 3, Investments, under Item 1 of Part I of this report.

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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information set forth under Note 11 of the Notes to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report is incorporated herein by reference.
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors” reported in Part I of our Annual Report on Form 10-K for the fiscal year ended March 30, 2007, except for the update presented below.
     The company anticipates that the acquisition of Printronix by Pioneer Holding Corp., an affiliate of Vector Capital Corporation, will occur before end of fiscal year 2008. The company cannot, however, assure the timing or termination of the transaction, its costs or the effects, will have on the company, its businesses, properties, employees, operations, and stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of stockholders of the company was held on August 21, 2007. The following matters were acted upon at the meeting.
(a) The following directors were elected to serve until the next annual meeting of stockholders.

	For	Withheld
Robert A. Kleist	5,776,958	403,035
John R. Dougery	5,941,807	238,186
Chris W. Halliwell	6,098,430	81,563
Erwin A. Kelen	6,071,807	108,186
Charles E. Turnbull	6,098,430	81,563
(b) Proposal Number 2, a proposal to ratify appointment of PricewaterhouseCoopers as independent auditors of the company for fiscal year 2008, passed by the vote of a majority of shares presented and voting.
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

PRINTRONIX, INC. (Registrant)
Date: November 6, 2007	By:	/s/ George L. Harwood
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